Form 10-K405
period 1996-08-30
AVONDALE INC
filed 1996-11-13
CIK 911634

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED AUGUST 30, 1996
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM              TO
                                           -------------   --------------

                        COMMISSION FILE NUMBER 33-68412
                             ---------------------
                             AVONDALE INCORPORATED
             (Exact name of registrant as specified in its charter)

                 GEORGIA                           58-0477150
     (State or other jurisdiction of            (I.R.S. employer
      incorporation or organization)           identification no.)

          506 SOUTH BROAD STREET                      30655
             MONROE, GEORGIA                       (Zip code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (770) 267-2226

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __ NO X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 12, 1996 (based upon the book value per share of Class A Common Stock as of October 4, 1996) was $13,603,913.

     As of November 12, 1996, the registrant had 12,312,034 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                             AVONDALE INCORPORATED

                                                                                         PAGE
                                                                                       REFERENCE
                                                                                       ---------
                                             PART I
Item  1.   Business..................................................................
Item  2.   Properties................................................................
Item  3.   Legal Proceedings.........................................................
Item  4.   Submission of Matters to a Vote of Security Holders.......................
                                            PART II
Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters.....
Item  6.   Selected Financial Data...................................................
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................
Item  8.   Financial Statements and Supplementary Data...............................
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..............................................................
                                            Part III
Item 10.   Directors and Executive Officers of the Registrants.......................
Item 11.   Executive Compensation....................................................
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management.....................................................
Item 13.   Certain Relationships and Related Transactions............................
                                            PART IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K..........

                                     PART I

     Unless the context otherwise requires, references herein to the Company refer to Avondale Incorporated and its subsidiaries and any reference to a "fiscal" year of the Company refers to the Company's fiscal year ending on the last Friday in August in such year.

ITEM 1.  BUSINESS

GENERAL

     The Company's predecessor was founded in 1895 by the family of G. Stephen Felker, the Company's Chairman, President and Chief Executive Officer. Prior to 1986, the Company's predecessor primarily manufactured and marketed greige fabrics. In July 1986, the Company's predecessor, together with Mr. Felker and certain other investors, acquired Avondale Mills, Inc., now a wholly owned subsidiary of the Company ("Avondale Mills"). The acquisition of Avondale Mills expanded the Company's product line to include yarns and finished fabrics and significantly increased the Company's revenue base.

     In April 1996, pursuant to an asset purchase agreement with Triarc Companies, Inc. and Graniteville Company, the Company acquired the assets and certain of the liabilities of the textile business of Graniteville Company and its subsidiaries ("Graniteville"). Graniteville, founded in 1845, is a leading manufacturer and marketer of cotton and cotton-blend finished fabrics. The Company acquired Graniteville for aggregate consideration of $242.8 million in cash plus the assumption of certain liabilities other than long-term debt (the "Graniteville Acquisition").

DESCRIPTION OF THE BUSINESS

  Products

     Denim. The Company is a leading manufacturer of indigo-dyed denim fabrics used in the production of branded and private label men's, women's and children's fashion apparel as well as casual jeans, sportswear and outerwear. The Company develops and manufactures new and innovative colors, textures, weaves and finishes for its customers, which has helped make the Company's denim fabrics leaders in the branded and private label, fashion-oriented segment of the apparel market. Denim sales accounted for 31%, 35% and 37% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively.

     Utility Wear Fabrics. The Company is one of the largest domestic manufacturers and marketers of fabrics used in the manufacture of utility wear (principally uniforms and other occupational apparel) for the U.S. rental and retail markets. The Company's utility wear fabric customers require durable fabrics characterized by long wear and easy care. The Company works closely with customers to develop fabrics with these and other enhanced performance characteristics. Utility wear fabric sales accounted for 11% of the Company's net sales in fiscal 1996, reflecting the Company's entry into this market as a result of the Graniteville Acquisition in April 1996.

     Sportswear Fabrics. The Company is a leading manufacturer and marketer of woven cotton piece-dyed fabrics used in the manufacture of men's, women's and children's sportswear, casual wear and outerwear. Fabrics are produced for customers in a wide variety of styles, colors, textures and weights according to individual customer specifications. The Company's product design staff develops fabric designs that are presented to customers and, once approved, are produced into fabrics to meet customers' specifications.

     Greige Fabrics. The Company produces undyed, unfinished cotton and cotton-blend fabrics that are marketed to apparel, home furnishing and industrial products manufacturers. The Company capitalizes on its manufacturing flexibility by altering its overall product mix to meet changing customer needs while maintaining high production efficiencies. The Company's product design staff works with greige fabric customers to create new fabric styles and constructions.

     Specialty Fabrics. The Company produces a variety of fabrics that are marketed to recreational, industrial and military products manufacturers. The Company's specialty products include coated fabrics for awnings, tents, boat covers and life vests. The Company also finishes customers' fabrics on a commission basis, which enables customers to meet short delivery schedules while minimizing inventories.

     Yarns. The Company is one of the largest domestic producers and marketers of cotton and cotton-blend yarns, which are used internally in the production of woven fabrics or marketed to customers in the knitting and weaving industries. The Company's yarns are used in the manufacture of a broad range of items, including apparel (primarily T-shirts, underwear, hosiery, knitted outerwear, denim, and woven and fleece sportswear) and home furnishings. Yarn sales accounted for approximately 54%, 55% and 37% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively.

  Sales and Marketing

     The Company sold apparel fabrics (including denim, utility wear fabrics and sportswear fabrics), greige and specialty fabrics, and yarns to approximately 1,000, 200 and 600 customers, respectively, in fiscal 1996. The Company believes it is the leading supplier of denim to V.F. Corporation (the maker of Lee(@), Rider(@), Wrangler(@), Rustler(@), Girbaud(@) and HealthTex brand jeans), with sales to V.F. Corporation accounting for 20% of the Company's net sales in fiscal 1996. The Company believes that it has a strong working relationship with VF Corporation. Other than VF Corporation, none of the Company's customers accounted for 10% or more of the Company's net sales in fiscal 1996.

     The Company targets customers who demand a high level of customer service. The Company's three yarn sales offices are located geographically to be close to customers' manufacturing facilities, and its six fabrics sales offices are generally located near the headquarters of key customers. Sales associates visit their customers on a regular basis and are primarily responsible for interpreting customers' needs, processing customer orders and interacting with the Company's production scheduling personnel. The Company's sales associates are paid a base salary plus sales incentives to the extent certain performance targets are met. The Company's independent sales representatives are paid on a commission basis.

  Manufacturing

     The Company is a vertically integrated manufacturer of yarns and fabrics. Through modernizing its manufacturing facilities, the Company has sought to reduce lead times, minimize inventory levels and maximize flexibility to respond to changes in customer demand.

     Manufacturing Process. The Company's manufacturing processes involve producing yarn, dyeing yarn, weaving yarn into fabrics and dyeing and finishing fabrics. The Company's manufacturing plants employ computer-aided control systems to monitor the manufacturing process and computer-aided product testing equipment to measure the quality of the Company's yarns and fabrics.

     The Company's yarn manufacturing operations involve spinning raw cotton and synthetic fibers into cotton and cotton-blend yarns. The Company uses advanced carding, drawing, combing and open-end spinning equipment. Open-end spinning produces high quality yarns at higher speeds with fewer imperfections and eliminates several labor-intensive steps in the production process, requiring fewer operators than traditional ring spinning. The Company also maintains ring spinning capability to offer a full line of yarns and to respond to customer demand for both types of yarn. Yarn produced by the Company is either sold to outside customers or used internally in the production of woven fabrics.

     Yarn to be used in the manufacture of apparel fabrics may be dyed using either "range" or "vat" dyeing techniques. The Company then weaves dyed or undyed yarn into fabric, piece-dyes greige fabrics and finishes the woven fabrics according to customer specifications. The Company uses modern, high-speed looms in its weaving plants which enable the Company to manufacture fabrics that have a variety of widths and weaves. The Company's dyeing and finishing facilities use a wide range of technologies, including sophisticated computer-based monitoring and control systems. These systems allow the Company to continuously monitor and control each phase of the dyeing and finishing process, which helps to improve productivity, efficiency, consistency and quality.

     Manufacturing Facilities. The Company currently operates 25 manufacturing facilities in the U.S. Of the Company's manufacturing facilities, nine are used for the production of yarns, seven are integrated yarn and fabric manufacturing facilities, six are dyeing facilities and three are fabric finishing facilities.

     Expansion and Modernization. The Company has expanded its operations through acquisitions, an ongoing capital improvements program and management's efforts to optimize the productive output of the Company's manufacturing facilities. As part of its expansion and modernization efforts, the Company has also redeployed capital by closing certain manufacturing facilities and, in some cases, moving manufacturing equipment to other locations. The Company's expansion and modernization efforts over the past five fiscal years have included, among others, the following principal initiatives:

     - 1991, 1992 and 1993 -- Replaced earlier generation open-end spinning equipment (which generally was less than 10 years old) in the yarns division with the most technologically advanced equipment available

     - 1992 and 1993 -- Replaced all remaining fly shuttle looms in the greige fabrics division, replaced some earlier generation projectile looms with technologically advanced, high speed looms, and began construction of a new state-of-the-art indigo-dye range in the denim division

     - 1994, 1995 and 1996 -- Replaced earlier generation projectile looms with high speed airjet looms, completed construction of the additional indigo-dye range, installed two integrated finishing ranges, replaced carding equipment at two plants with modern carding and drawing systems, and replaced older winders at a third plant with fully automated winders

     - 1996 -- Acquired Graniteville, which consisted of four integrated yarn and fabric weaving plants, three indigo-dyeing facilities, two indigo-finishing facilities, one piece-dyeing and finishing facility, one coating facility, and one garment-dyeing facility

  Raw Materials

     The Company believes that it is the largest U.S. consumer of raw cotton, the principal raw material used in the Company's manufacturing processes. Consequently, the Company's results of operations may be impacted significantly due to fluctuations in the price of cotton. Since cotton is an agricultural product, its supply and quality, which affect prevailing prices, are subject to forces of nature. Significant increases in cotton prices due to any material shortage or interruption in the supply or variations in the quality of cotton by reason of weather, disease or other factors could have a material adverse effect on the Company's results of operations.

     Because the importation of cotton into the U.S. has generally been prohibited, historically imbalances between the domestic and world price of cotton have occurred. In recent years, Congress has passed a series of legislative initiatives to ensure that U.S. cotton was priced competitively with world markets. The Food, Agriculture, Conservation and Trade Act of 1990 (the "1990 Trade Act") and the regulations promulgated thereunder established a three-step competitiveness program designed to make domestic cotton prices approximate world cotton prices. This program includes a mechanism that triggers tariff free quotas for the importation of cotton if U.S. prices exceed world prices for an extended period of time. This legislation and the increased availability of cotton worldwide has improved the imbalance between world and domestic cotton prices, but there can be no assurance that this will continue to be the case. Congress recently adopted the Federal Agricultural Improvement and Reform Act of 1996, which establishes certain support programs that, among other things, continue the three-step competitiveness program established under the 1990 Trade Act through 2002.

     The Company closely monitors the cotton market and manages its cotton-buying practices. The Company's Chief Executive Officer is a member of the board of directors of the National Cotton Council, a trade organization that spearheads initiatives to implement U.S. cotton industry policy, which helps the Company stay abreast of developments in the cotton market. The Company attempts to purchase cotton as necessary to produce customers' orders, although the Company's purchases may be short of or in excess of the quantity needed to produce customers' orders depending on the Company's outlook for the cotton market. The

Company generally enters into cotton purchase contracts several months in advance of the scheduled date of delivery. Prices for such purchases are fixed either on the date of the contract or thereafter on a date prior to delivery and, as a result, the Company may be favorably or adversely affected if cotton prices fluctuate during the contract period.

     The principal man-made fiber purchased by the Company is polyester. The Company currently purchases substantially all of the man-made fibers used in its products from one supplier, but such fibers are readily available from other suppliers. The Company maintains a limited supply of such fibers in inventory. The Company has never experienced difficulty in obtaining sufficient quantities of man-made fibers. The Company also purchases dyes and chemicals used in its dyeing and finishing processes, and these dyes and chemicals normally have been available in adequate supplies through a number of suppliers. In connection with the Graniteville Acquisition, the Company entered into a 10-year supply agreement (the "Supply Agreement") with C.H. Patrick & Co., Inc. ("Patrick"). The Supply Agreement generally stipulates that Patrick will have the opportunity to provide certain dyes and chemicals utilized by the Company if Patrick meets certain conditions, including competitive pricing and the ability to provide the applicable dyes and chemicals in accordance with the Company's specifications and delivery requirements. The Supply Agreement is terminable by the Company prior to the end of the 10-year term in the event of a pattern of repeated, material failures by Patrick to satisfy its obligations with respect to product specifications, delivery schedules or other material terms.

  Competition

     The textile industry is highly competitive, and no single company is dominant. Management believes that the Company is one of the largest domestic manufacturers of indigo-dyed denims, piece-dyed fabrics for utility wear and sportswear, and cotton and cotton-blend yarns. The Company's competitors include large, vertically integrated textile companies and numerous smaller companies. In recent years there has been a trend toward consolidation within certain markets of the textile industry and, within the Company's markets, increases in manufacturing capacity. The primary competitive factors in the textile industry are price, product styling and differentiation, quality, manufacturing flexibility, delivery time and customer service. The importance of these factors is determined by the needs of particular customers and the characteristics of particular products. The failure of the Company to compete effectively with respect to any of these key factors or to keep pace with rapidly changing markets could have a material adverse effect on the Company's results of operations and financial condition.

     Increases in domestic capacity and imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers. The U.S. government attempts to regulate the growth of certain textile and apparel imports by establishing quotas on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the U.S. of (or using) domestic textile components. In addition, the rate of import growth has slowed considerably in recent years.

     The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation and foreign considerations. In January 1995, a new multilateral trade organization, the World Trade Organization (the "WTO") was formed by the members of the General Agreement on Tariffs and Trade ("GATT") to replace GATT. This new body has set forth the mechanisms by which world trade in textiles and clothing will be progressively liberalized with the elimination of quotas and the reduction of duties. The implementation began in January 1995 with the phasing-out of quotas and the reduction of duties to take place over a 10-year period. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: yarns, fabrics, made-up textiles and apparel. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which generally are exporters of textile products) that are members of the WTO for the purpose of reducing their tariffs on imports of textiles and apparel. The elimination of quotas and reduction of tariffs under the WTO may result in increased imports of certain textile products and apparel into North America. These factors could make the Company's products less competitive against low cost imports from third world countries.

     The North American Free Trade Agreement among the United States, Canada and Mexico ("NAFTA"), which became effective on January 1, 1994, has created the world's largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. NAFTA will phase out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, NAFTA requires merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric but the fabric must be woven from North American spun yarn. Based on experience to date, NAFTA has had a favorable impact on the Company's business.

  Backlog

     The Company's order backlog was approximately $329.0 million at August 30, 1996, as compared to approximately $378.6 million at August 25, 1995. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 30, 1996 are expected to be filled by the end of fiscal 1997.

  Governmental Regulation

     The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances and wastes used in or resulting from its operations and potential remediation obligations thereunder, particularly the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Comprehensive Environmental Response, Compensation and Liability Act, commonly referred to as "Superfund" or "CERCLA". The Company has obtained, and is in compliance in all material respects with, all material permits required to be issued by federal, state or local law in connection with the operation of the Company's business as described herein.

     The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company uses resins containing formaldehyde in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, some of its facilities contain some structural asbestos that management believes is properly contained.

     Many of the Company's manufacturing facilities have been in operation for several decades. Historical waste disposal and hazardous substance releases and storage practices may have resulted in on-site and off-site remediation liability for which the Company would be responsible. In addition, certain wastewater treatment facilities and air emission sources may have to be upgraded to meet more stringent environmental requirements in the future. The Company cannot with certainty assess at this time the impact of future emission standards or enforcement practices under the foregoing environmental laws and regulations and, in particular, under the 1990 Clean Air Act, upon its operations or capital expenditure requirements. The Company believes it is currently in compliance in all material respects with the foregoing environmental and health and safety laws and regulations.

     In 1987, Graniteville Company was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it had discovered certain contamination of a pond near Graniteville, South Carolina and that Graniteville may be one of the responsible parties. In 1990 and 1991, Graniteville Company provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and that other remediation alternatives either provided no significant benefit or themselves involved adverse effects. In 1995, Graniteville Company submitted a proposal regarding periodic monitoring of the site, to which DHEC responded with a request for additional information. Graniteville Company provided such information to DHEC in Febru-ary 1996. The Company is unable to predict at this time whether any further actions will be required with respect to the site or what the cost thereof may be. The Company has provided a reserve for management's estimate of the cost of monitoring the site and believes the ultimate outcome of this matter will not have a material adverse effect on its results of operations or financial condition.

     As a result of the Graniteville Acquisition, the Company owns a nine acre property in Aiken County, South Carolina, which was operated jointly by Graniteville Company and Aiken County (prior to the Graniteville Acquisition) as a landfill from approximately 1950 through 1973. The United States Environmental Protection Agency conducted an Expanded Site Inspection ("ESI") in January 1994 and Graniteville Company conducted a supplemental investigation in February 1994. In response to ESI, DHEC has indicated its desire to have an investigation of the landfill performed. On August 22, 1995, DHEC requested that Graniteville Company enter into a consent agreement to conduct an investigation. Graniteville Company responded to DHEC that a consent agreement was inappropriate considering Graniteville's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve the conceptual investigative approach presented earlier. The cost of the study proposed by Graniteville Company is estimated to be between $125,000 and $150,000. Since an investigation has not yet commenced, the Company is currently unable to predict what further actions, if any, will be necessary to remediate the landfill. The Company has provided a reserve for management's estimate of the costs of investigating and remediating the site and believes the ultimate outcome will not have a material adverse effect on its results of operations or financial condition.

  Associates

     At August 30, 1996, the Company had approximately 7,500 associates. None of the Company's associates is covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are good.

ITEM 2.  PROPERTIES

     The Company currently operates 25 manufacturing facilities in the U.S., of which eight are located in Alabama, three are located in North Carolina, four are located in Georgia and ten are located in South Carolina. The Company owns 23 of these facilities and leases two facilities in connection with its prior issuance of industrial revenue bonds. Of the Company's manufacturing facilities, nine are used for the production of yarns, seven are integrated yarn and fabric manufacturing facilities, six are dyeing facilities, and three are fabric finishing facilities. The Company also operates five warehouses. The Company's plants generally operate 24 hours a day, seven days a week throughout the year. The Company considers its plants and equipment to be in good condition and adequate for its current operations. The Company's principal executive offices are located in Monroe, Georgia in a building owned by the Company. The Company also has executive offices in Sylacauga, Alabama, and Graniteville, South Carolina, which are located in buildings owned by the Company. All of the Company's sales offices are leased from unrelated third parties.

ITEM 3.  LEGAL PROCEEDINGS

     On March 3, 1993, a case was filed in the Circuit Court of Jefferson County, Alabama by Joe and Darnell Sullivan and Tommy and Stella Fay Gould against the Alabama Power Company, the Company and certain other parties. The complaint alleges that the Company and such other parties negligently or willfully discharged industrial waste water containing hazardous materials, which allegedly damaged the plaintiffs' riparian rights. The complaint seeks an award of unspecified damages. The Company is vigorously defending this case and believes that it has a number of defenses available to it. The Company currently cannot predict whether the plaintiffs will prevail on their claims or the magnitude of their potential recovery, if any. Based on currently available information, although there can be no assurance, the Company does not believe that this case will have a material adverse effect on its results of operations or financial condition. The Company is also a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's Class A Common Stock or Class B Common Stock (collectively, "Common Stock"). As of August 30, 1996 there were 123 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $3.1 million and $3.4 million in respect of its outstanding Common Stock during fiscal 1995 and 1996, respectively. The Company has issued and outstanding $125,000,000 aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "Notes") under an Indenture dated as of April 23, 1996 among the Company, Avondale Mills and The Bank of New York, as trustee (the "Indenture"). The Indenture contains certain covenants that could indirectly restrict the Company's ability to pay dividends. The Company maintains a $225 million revolving credit facility under a loan agreement among Avondale Mills and a syndicate of banks (the "Credit Facility"). The Credit Facility contains certain covenants that could indirectly restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated statement of income data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 30, 1996. Such data were derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The audited Consolidated Financial Statements and Notes thereto of the Company for each of the three fiscal years in the period ended August 30, 1996 are included elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

                                                                     FISCAL YEAR
                                                    ----------------------------------------------
                                                     1992      1993      1994      1995      1996
                                                    ------    ------    ------    ------    ------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Statement of Income Data:
  Net sales.......................................  $528.4    $495.5    $481.6    $538.7    $706.2
  Gross profit....................................   107.2      99.5      51.0      71.2      76.9
  Operating income................................    85.9      76.8      28.9      47.6      44.9
  Interest expense, net...........................     4.5       2.1       6.5      14.3      18.5
  Discount and expenses on sale of receivables....      --        --        --        --       3.7
  Other (income) expense, net.....................    (0.1)      0.5      (0.2)     (0.8)       --
  Income before income taxes and extraordinary
     item.........................................    81.5      74.2      22.6      34.0      22.7
  Provision for income taxes......................    31.1      29.0       8.5      13.1       9.0
  Income before extraordinary item................    50.4      45.2      14.0      20.9      13.6
  Net income......................................    50.4      42.4      14.0      20.9      13.6
Per Share Data:
  Income before extraordinary item................  $ 2.40    $ 2.20    $  .85    $ 1.88    $ 1.15
  Net income......................................    2.40      2.06       .85      1.88      1.15
  Dividends declared..............................     .32       .96       .28       .28       .28
  Weighted average number of shares outstanding...    21.0      20.6      16.6      11.1      11.9
Balance Sheet Data (at period end):
  Total assets....................................  $267.0    $255.8    $267.6    $257.4    $493.1
  Long-term debt, including current portion.......    57.0      37.1     200.0     169.9     303.1
  Shareholders' equity............................   132.4     154.1       0.1      18.0      67.5

                                                                     FISCAL YEAR
                                                    ----------------------------------------------
                                                     1992      1993      1994      1995      1996
                                                    ------    ------    ------    ------    ------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Other Data:
  Capital expenditures............................  $ 25.2    $ 36.4    $ 17.6    $ 15.8    $ 33.4
  Depreciation and amortization...................    20.3      22.4      23.3      23.9      30.4
  EBITDA(1).......................................   101.8      98.3      57.8      75.1      73.4
  Ratio of EBITDA to interest expense, net and
     discount and expenses on sale of
     receivables..................................    22.6x     46.8x      8.9x      5.2x      3.3x
  Ratio of earnings to fixed charges(2)...........    19.0x     37.2x      4.5x      3.4x      2.0x

---------------

(1) EBITDA is defined as net income plus (i) extraordinary item, (ii) provision for income taxes, (iii) interest expense, net, (iv) discount and expenses on sale of receivables, (v) depreciation and amortization and (vi) plus or minus, as the case may be, adjustments to cost of goods sold made under the LIFO inventory valuation method. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but because it is a widely accepted financial indicator of a company's ability to incur and service debt.
(2) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, "earnings" include operating income before income taxes and extraordinary item plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of deferred financing costs, the discount and expenses on sale of receivables and the portion of rental expense that is representative of the interest factor in these rentals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The table below sets forth for the periods indicated statement of income data expressed as a percentage of net sales:

                                                                           FISCAL YEAR
                                                                      ---------------------
                                                                      1994    1995    1996
                                                                      -----   -----   -----
    Net sales.......................................................  100.0%  100.0%  100.0%
      Apparel fabric sales..........................................   38.4    37.9    55.1
      Greige and specialty fabric sales.............................    7.8     7.6     7.5
      Yarn sales....................................................   53.8    54.5    37.4
    Cost of goods sold:
      Raw materials.................................................   46.8    49.2    50.4
      Conversion costs..............................................   37.8    33.2    34.4
              Total.................................................   84.6    82.4    84.8
    Depreciation....................................................    4.8     4.4     4.3
    Selling and administrative expenses.............................    4.6     4.4     4.5
    Operating income................................................    6.0     8.8     6.4
    Interest expense, net...........................................    1.4     2.7     2.6
    Discount and expenses on sale of receivables....................     --      --     0.5
    Provision for income taxes......................................    1.8     2.4     1.4
    Net income......................................................    2.9     3.9     1.9

  Fiscal 1996 Compared to Fiscal 1995

     Net Sales. Net sales increased 31.1% to $706.2 million in fiscal 1996 from $538.7 million in fiscal 1995, primarily as a result of the Company's acquisition of Graniteville in April 1996.

     Apparel fabric sales increased 90.8% to $389.1 million in fiscal 1996 from $204.0 million in fiscal 1995. This increase in sales reflected a 96.3% increase in yards sold, which was partially offset by a 2.8% decline in average selling prices. The increase in yards sold was primarily attributable to the acquisition of Graniteville in April 1996. The decline in average selling prices resulted from the inclusion of net sales attributable to Graniteville, which generally were at lower average selling prices than the Company's other apparel fabric sales.

     Greige and specialty fabric sales increased 27.9% to $52.7 million in fiscal 1996 from $41.2 million in fiscal 1995. This increase in sales resulted from a 22.5% increase in yards sold and a 4.4% increase in average selling prices. These increases were primarily due to the inclusion of net sales attributable to Graniteville, which was acquired in April 1996.

     Yarn sales decreased 9.9% to $264.4 million in fiscal 1996 from $293.4 million in fiscal 1995. This decrease reflected a 6.8% decrease in pounds sold and a 3.3% decrease in average selling prices. These decreases reflected weak demand in the knitted apparel market and excess production capacity within the yarn industry during fiscal 1996.

     Cost of Goods Sold. Cost of goods sold increased 35.0% to $599.1 million in fiscal 1996 from $443.7 million in fiscal 1995. Cost of goods sold as a percentage of net sales increased to 84.8% in fiscal 1996 from 82.4% in fiscal 1995, primarily due to increased cotton costs during fiscal 1996. Raw material costs as a percentage of net sales increased to 50.4% in fiscal 1996 from 49.2% in fiscal 1995, while conversion costs as a percentage of net sales increased to 34.4% in fiscal 1996 from 33.2% in fiscal 1995.

     Selling and Administrative Expenses. Selling and administrative expenses increased 35.6% to $32.0 million in fiscal 1996 from $23.6 million in fiscal 1995. This increase was primarily the result of additional expenses attributable to Graniteville, which was acquired in April 1996.

     Interest Expense, Net. Interest expense, net increased 29.2% to $18.5 million in fiscal 1996 from $14.3 million in fiscal 1995. This increase reflected a higher level of outstanding borrowings during fiscal 1996 as a result of the Graniteville Acquisition, which was offset somewhat by lower interest rates during the majority of fiscal 1996.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables was $3.7 million for fiscal 1996, which related to the Receivables Securitization Facility (as hereinafter defined) established by the Company.

     Provision for Income Taxes. Provision for income taxes decreased 31.0% to $9.0 million for fiscal 1996 from $13.1 million for fiscal 1995, reflecting the decline in operating income. The Company's effective tax rate was 39.8% in fiscal 1996 compared to 38.5% in fiscal 1995.

  Fiscal 1995 Compared to Fiscal 1994

     Net Sales. Net sales increased 11.9% to $538.7 million in fiscal 1995 from $481.6 million in fiscal 1994, primarily reflecting higher average selling prices as a result of the Company's ability to pass on to customers higher raw material costs and strong demand for high-end denim, other apparel fabrics and home furnishings fabrics.

     Apparel fabric sales increased 10.2% to $204.0 million in fiscal 1995 from $185.1 million in fiscal 1994. This increase resulted primarily from a 3.0% increase in average selling prices and a 7.0% increase in yards sold due to increased consumer demand for denim and other apparel fabrics during fiscal 1995.

     Greige fabric sales increased 10.7% to $41.2 million in fiscal 1995 from $37.2 million in fiscal 1994. This increase resulted primarily from a 7.1% increase in average selling prices and a 3.4% increase in yards sold, reflecting price increases in the apparel and home furnishings markets and a shift in the Company's product mix to serve those markets.

     Yarn sales increased 13.2% to $293.4 million in fiscal 1995 from $259.2 million in fiscal 1994 due to a 13.1% increase in average selling prices. This increase resulted from strong consumer demand in the knit and woven apparel markets and the ability of the Company to pass on higher raw material costs to its customers during fiscal 1995.

     Cost of Goods Sold. Cost of goods sold increased 8.9% to $443.7 million in fiscal 1995 from $407.4 million in fiscal 1994. This increase reflected a substantial increase in cotton costs, which were partially offset by improved absorption of fixed manufacturing costs due to high levels of capacity utilization during fiscal 1995. Cost of goods sold as a percentage of net sales declined to 82.4% in fiscal 1995 from 84.6% in fiscal 1994. Raw material costs as a percentage of net sales increased to 49.2% in fiscal 1995 from 46.8% in fiscal 1994 as average cotton costs increased 15.7% during fiscal 1995. Total conversion costs as a percentage of net sales decreased to 33.2% in fiscal 1995 from 37.8% in fiscal 1994.

     Selling and Administrative Expenses. Selling and administrative expenses increased 7.0% to $23.6 million in fiscal 1995 from $22.1 million in fiscal 1994, reflecting higher profit sharing and incentive payments.

     Interest Expense, Net. Net interest expense increased 119.1% to $14.3 million in fiscal 1995 from $6.5 million in fiscal 1994. This increase reflected the substantial increase in aggregate borrowings outstanding during fiscal 1995 due to the repurchase of outstanding common stock in March 1994.

     Provision for Income Taxes. Provision for income taxes increased to $13.1 million in fiscal 1995 from $8.5 million in fiscal 1994. The Company's effective tax rate was 38.5% in fiscal 1995 compared to 37.8% in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

  General

     The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its bank credit facilities, proceeds received in connection with sales of trade receivables and proceeds received in connection with the issuance of equity and debt securities. At August 30, 1996, the Company had borrowings of $161.1 million outstanding under the Credit Facility and $63.9 million of borrowing availability thereunder. Such borrowings bore interest at a weighted average rate of 7.2% per annum. In addition, at August 30, 1996, $125,000,000 aggregate principal amount of the Notes was outstanding.

  Credit Facility

     The Credit Facility consists of a five-year revolving line of credit of up to $225 million. Borrowings under the Credit Facility include revolving loans to be provided by the lenders ("Revolver Loans") and up to $5 million of revolving swing loans to be provided by Wachovia Bank of Georgia, N.A. ("Wachovia") ("Swing Revolver Loans"). Interest accrues on Revolver Loans (i) at the Company's option at either LIBOR (adjusted for reserves) plus a specified number of basis points or the base rate, which is the higher of Wachovia's prime rate and the overnight federal funds rate plus 0.5%, or (ii) if the Company and the lenders under the Credit Facility (the "Lenders") agree, at the "set" rate, which shall be an interest rate agreed to by the Company and the Lenders at the time such Revolver Loan is made. In addition, the Company is required to pay certain structuring, administration and funding fees under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and is guaranteed by the Company. The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios.

  Swap Agreements

     The Company has used interest rate swap agreements to effectively fix the interest rate with respect to a portion of the borrowings outstanding under the Credit Facility, which otherwise bear interest at floating rates.

Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the Credit Facility. The related amount payable to or receivable from counter parties is included in other liabilities or assets. At August 30, 1996, the Company had swap agreements with notional amounts aggregating $125.0 million, providing an effective interest rate of 7.4% on that equivalent portion of the outstanding Revolver Loans.

  Receivables Securitization Facility

     Pursuant to an agreement between Avondale Mills and The First National Bank of First Chicago ("First Chicago"), First Chicago has provided to the Company, through a special purpose vehicle administered by it, a securitization facility ("Receivables Securitization Facility") of up to $120 million for the securitization of certain trade receivables (the "Receivables") originated by the Company. The Company acts as the initial servicer for the Receivables. The Company received $104.0 million in proceeds under the Receivables Securitization Facility concurrently with the consummation of the Graniteville Acquisition in April 1996.

     Under the Receivables Securitization Facility, the Company transfers Receivables to a wholly owned, limited-purpose subsidiary of the Company (the "Receivables Company"), which sells the Receivables to a trust (the "Trust"). The Trust issues variable funding certificates to lending or financial institutions or other investors evidencing undivided interests in the assets of the Trust (the "Certificates"). The Receivables Securitization Facility permits draws and repayments on a revolving basis prior to May 1, 2001 or such earlier time as certain events occur (the "Amortization Commencement Date"). The Certificates, which represent beneficial interests in the Trust, entitle the holders thereof to (i) receipt of collections from the Receivables, (ii) all rights of the Company or the Receivables Company in goods the sale of which gave rise to the Receivables, (iii) all collateral and other arrangements supporting the Receivables, (iv) all rights to proceeds of any of the foregoing held in lock-boxes and bank accounts of the Company or the Receivables Company, (v) rights and interests of the Receivables Company under the documents for the Receivables Securitization Facility and (vi) all collections and other proceeds of the assets described above. The Certificates represent beneficial interests in the Trust only, and do not represent obligations or interests in, and are not guaranteed or insured by, the Receivables Company or the Company.

     The rate of interest on the Receivables Securitization Facility is the Eurodollar rate (adjusted for any reserves) plus 0.625% or First Chicago's alternate base rate. A commitment fee calculated on the unused portion of the Receivables Securitization Facility is payable quarterly by the Company, accruing from the closing date. The final maturity of the Certificates is expected to occur six months after the Amortization Commencement Date. All collections attributable to the Certificates will be set aside commencing on the Amortization Commencement Date to repay the Certificates in full. Amounts set aside will be applied on a monthly basis to repay the Certificates in full.

     In connection with the Receivables Securitization Facility, the Company paid (or will pay, as the case may be) to First Chicago Capital Markets, Inc., an affiliate of First Chicago, certain commitment fees relating to the Receivables Securitization Facility on the closing date and, subject to certain conditions, on or before January 31, 1997.

     The Receivables Securitization Facility contains covenants, representations and warranties customary for such facilities and consistent with those that First Chicago reasonably believes are required to obtain an "A" rating from the rating agencies. Financial covenants are not included in the documentation relating to the Receivables Securitization Facility nor are any provisions relating to cross defaults to any other obligations of the Company.

  Capital Expenditures and Cash Flows Analysis

     The Company's capital expenditures aggregated $33.4 million for fiscal 1996. These expenditures were primarily for the expansion of the Company's denim manufacturing operations and a loom modernization program within the greige fabrics division. The expansion of the Company's denim operations involved the replacement of earlier generation projectile looms with high speed air jet looms and the addition of two integrated finishing ranges. The Company anticipates these improvements will increase the capacity of its denim operations by 25%. The Company also acquired and installed new high speed rapier looms in the greige fabrics division and completed other modernization projects at other manufacturing facilities. Management estimates that capital expenditures for fiscal 1997 will be approximately $60.0 million, and that such amounts will be used primarily to upgrade weaving equipment and to improve fabric finishing facilities.

     Net cash provided by operating activities was $25.5 million in the fiscal 1996. Principal working capital changes included a $21.9 million increase in accounts receivable, a $2.4 million increase in inventories (net of acquisitions) and a $7.4 million increase in accounts payable. The changes in working capital were primarily attributable to the substantial increase in net sales resulting from the Graniteville Acquisition and an increase in raw material inventories. The Company's investing activities included the Graniteville Acquisition, the capital improvements described above, the sale of certain real estate for an aggregate purchase price of $12.1 million and a $7.5 million subordinated loan to Oneita Industries, Inc. ("Oneita"), a yarn customer of the Company. Pursuant to an agreement with Oneita, on August 27, 1996, the Company converted the Oneita note (principal plus accrued interest), which bore interest at 10% per annum and would have matured in February 1999, into 2,270,833 shares of common stock of Oneita (representing a conversion price of $3.50 per share, which approximated fair market value). On such date, such shares represented approximately 24.8% of Oneita's outstanding common stock. Net cash provided by financing activities aggregated $264.2 million, which was used primarily to finance the Graniteville Acquisition.

     In April 1996, in connection with the Graniteville Acquisition, the Company completed an equity private placement of 2,222,223 shares of Class A Common Stock for an aggregate purchase price of $40.0 million (the "1996 Private Placement"). Such shares were purchased by affiliates of Clipper Capital Partners, L.P. ("Clipper"). In connection with the 1996 Private Placement, the Company paid a closing fee of $600,000 to Clipper. In addition, Avondale Mills issued $125 million aggregate principal amount of Notes in April 1996 in connection with the Graniteville Acquisition. The Notes were issued under the Indenture, which contains certain covenants that, among other things, restrict the ability of Avondale Mills to incur debt, pay dividends on or redeem or retire capital stock, make certain investments, enter into transactions with affiliates, sell assets or consummate certain business combinations. The Company fully and unconditionally guaranteed the Notes.

     Net cash provided by operating activities was $50.4 million in fiscal 1995. Principal working capital changes included a $6.1 million decrease in accounts receivable, a $4.9 million increase in inventories and a $2.0 million decrease in prepaid expenses. The Company's investing activities included the investment of $15.8 million in capital improvements, as well as the receipt of proceeds from the sale of equipment that was replaced in connection with the ongoing modernization of the Company's manufacturing facilities and a non-refundable deposit in connection with the anticipated sale of undeveloped beach property on the Florida Gulf owned by the Company. Net cash used in financing activities aggregated $35.5 million, including $32.4 million used to repay long-term indebtedness and $3.1 million used to pay dividends on outstanding capital stock.

     Net cash provided by operating activities was $22.9 million in fiscal 1994. Principal working capital changes included a $18.1 million increase in accounts receivable and a $3.5 million reduction in inventories. The Company's investing activities included the investment of $17.6 million in capital improvements and the receipt of proceeds from the sale of property and equipment relating to equipment being replaced in the ongoing modernization of the Company's manufacturing facilities. Net cash used in financing activities aggregated $5.5 million, including $124.7 million used to repurchase an aggregate of 9,413,080 shares of Class A Common Stock of the Company in March 1994 in a negotiated transaction from Metropolitan Life Insurance Company, certain affiliates of CS First Boston Corporation and certain other shareholders, $2.0 million used to repay outstanding long-term indebtedness and $3.8 million used to pay dividends on outstanding capital stock.

     Management believes that cash generated from operations, together with borrowings available under the Credit Facility and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future. The Company will also continue to consider other options available to it in connection with future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

SEASONALITY

     The Company's sales are broadly distributed over markets with staggered seasonality and, therefore, generally do not exhibit significant seasonal trends.

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

     The Company accounts for its stock option plan described in Note 9 of Notes to the Consolidated Financial Statements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and intends to continue to do so.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             AVONDALE INCORPORATED

                       CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 30, 1996

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................    2
Consolidated Balance Sheets...........................................................    3
Consolidated Statements of Income.....................................................    4
Consolidated Statements of Shareholders' Equity.......................................    5
Consolidated Statements of Cash Flows.................................................    6
Notes to Consolidated Financial Statements............................................    7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Avondale Incorporated

     We have audited the accompanying consolidated balance sheets of Avondale Incorporated as of August 25, 1995 and August 30, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 30, 1996. Our audits also included the financial statement schedule listed in the Index at item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avondale Incorporated at August 25, 1995 and August 30, 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended August 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Atlanta, Georgia
October 18, 1996

                             AVONDALE INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     AUGUST 25,       AUGUST 30,
                                                                        1995             1996
                                                                     ----------       ----------
                                             ASSETS
Current assets
  Cash.............................................................  $    1,335       $    7,253
  Accounts receivable, less allowance for doubtful accounts of
     $2,239 in 1995 and $4,920 in 1996.............................      82,129           84,428
  Due from Triarc..................................................          --            7,250
  Inventories......................................................      36,391          127,698
  Prepaid expenses.................................................         412            2,792
                                                                      ---------        ---------
          Total current assets.....................................     120,267          229,421
Real estate held for sale..........................................      11,485               --
Property, plant and equipment
  Land.............................................................         971            8,532
  Buildings........................................................      36,827           64,694
  Machinery and equipment..........................................     244,287          357,406
                                                                      ---------        ---------
                                                                        282,085          430,632
  Less accumulated depreciation....................................    (161,592)        (190,838)
                                                                      ---------        ---------
                                                                        120,493          239,794
Other assets.......................................................       5,177           23,864
                                                                      ---------        ---------
                                                                     $  257,422       $  493,079
                                                                      =========        =========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable.................................................  $   19,352       $   47,045
  Accrued compensation, benefits and related expenses..............      11,274           20,182
  Other accrued expenses...........................................       6,570           26,530
  Long-term debt due in one year...................................       4,000            3,250
  Income taxes payable.............................................         352               88
  Deferred income taxes............................................       2,352               --
                                                                      ---------        ---------
          Total current liabilities................................      43,900           97,095
Long-term debt.....................................................     165,918          299,850
Deferred income taxes and other long-term liabilities..............      29,630           28,622
Commitments and contingencies
Shareholders' equity
  Preferred Stock
     $.01 par value; 10,000 shares authorized......................          --               --
  Common Stock
     Class A, $.01 par value; 100,000 shares authorized; issued and outstanding -- 10,090 shares in 1995 and 12,312 shares in
      1996.........................................................         101              123
     Class B, $.01 par value; 5,000 shares authorized; issued and
      outstanding -- 979 shares in 1995 and 1996...................          10               10
  Capital in excess of par value...................................       2,566           41,844
  Retained earnings................................................      15,297           25,535
                                                                      ---------        ---------
          Total shareholders' equity...............................      17,974           67,512
                                                                      ---------        ---------
                                                                     $  257,422       $  493,079
                                                                      =========        =========

                See notes to consolidated financial statements.

                             AVONDALE INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          FISCAL YEAR ENDED
                                                                 ------------------------------------
                                                                 AUGUST 26,   AUGUST 25,   AUGUST 30,
                                                                    1994         1995         1996
                                                                 ----------   ----------   ----------
Net sales......................................................   $ 481,580    $ 538,652    $ 706,232
Operating costs and expenses
  Cost of goods sold...........................................     407,352      443,726      599,149
  Depreciation.................................................      23,269       23,709       30,139
  Selling and administrative expenses..........................      22,069       23,606       32,018
                                                                   --------     --------     --------
          Operating income.....................................      28,890       47,611       44,926
Interest expense...............................................       6,541       14,333       18,512
Discount and expenses on sale of receivables...................          --           --        3,718
Other (income) expense, net....................................        (227)        (761)          13
                                                                   --------     --------     --------
  Income before income taxes...................................      22,576       34,039       22,683
Provision for income taxes.....................................       8,535       13,100        9,035
                                                                   --------     --------     --------
          Net income...........................................   $  14,041    $  20,939    $  13,648
                                                                   ========     ========     ========
Net income per common share....................................   $     .85    $    1.88    $    1.15
                                                                   ========     ========     ========
Weighted average shares outstanding............................      16,609       11,133       11,919
                                                                   ========     ========     ========

                See notes to consolidated financial statements.

                             AVONDALE INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            COMMON STOCK      CAPITAL
                                                               ISSUED        IN EXCESS
                                                           ---------------    OF PAR     RETAINED
                                                           SHARES   AMOUNT     VALUE     EARNINGS
                                                           ------   ------   ---------   ---------
Balance at August 27, 1993...............................  20,544    $205     $ 4,770    $ 149,088
  Net income.............................................      --      --          --       14,041
  Cash dividends ($0.28 per share).......................      --      --          --       (3,758)
  Purchase and retirement of treasury stock..............  (9,475)    (94)     (2,204)    (161,914)
                                                           ------    ----     -------    ---------
Balance at August 26, 1994...............................  11,069     111       2,566       (2,543)
  Net income.............................................      --      --          --       20,939
  Cash dividends ($0.28 per share).......................      --      --          --       (3,099)
                                                           ------    ----     -------    ---------
Balance at August 25, 1995...............................  11,069     111       2,566       15,297
  Net income.............................................      --      --          --       13,648
  Cash dividends ($0.28 per share).......................      --      --          --       (3,410)
  Shares issued in connection with the acquisition of the
     Textile Business....................................   2,222      22      39,278           --
                                                           ------    ----     -------    ---------
Balance at August 30, 1996...............................  13,291    $133     $41,844    $  25,535
                                                           ======    ====     =======    =========

                See notes to consolidated financial statements.

                             AVONDALE INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FISCAL YEAR ENDED
                                                               ------------------------------------
                                                               AUGUST 26,   AUGUST 25,   AUGUST 30,
                                                                  1994         1995         1996
                                                               ----------   ----------   ----------
Operating activities
  Net income.................................................  $   14,041    $  20,939   $   13,648
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...........................      23,318       23,849       30,411
     Provision for (benefit of) deferred income taxes........       1,639          (85)      (5,632)
     Interest expense on payment-in-kind notes...............          --        2,337        2,671
     Gain on sale of equipment...............................        (207)        (738)        (696)
     Changes in operating assets and liabilities:
       Accounts receivable...................................     (18,107)       6,142      (21,898)
       Inventories...........................................       3,531       (4,924)       1,888
       Prepaid expenses......................................      (1,716)       2,032       (2,380)
       Other assets..........................................      (1,342)        (643)      (1,016)
       Accounts payable and accrued expenses.................       1,635          (24)       7,401
       Income taxes payable..................................        (334)         352         (265)
       Other liabilities.....................................         447        1,211        1,326
                                                                ---------     --------    ---------
          Net cash provided by operating activities..........      22,905       50,448       25,458
Investing activities
  Acquisition of Textile Business of Graniteville............          --           --     (247,956)
  Sale of real estate........................................          --           --       11,484
  Due from Triarc............................................          --           --       (7,250)
  Investment in Oneita securities............................          --           --       (7,500)
  Purchase of property, plant and equipment..................     (17,605)     (15,823)     (33,439)
  Proceeds from sale of property, plant and equipment........         433        1,298          904
                                                                ---------     --------    ---------
          Net cash used in investing activities..............     (17,172)     (14,525)    (283,757)
Financing activities
  Principal payments on long-term debt.......................      (2,000)      (3,000)      (4,000)
  Net borrowings (payments) on revolving line of credit......      84,875      (29,375)      54,525
  Issuance of subordinated notes.............................      40,000           --      125,000
  Deferred financing costs...................................          --           --       (6,184)
  Sale of accounts receivable................................          --           --      104,000
  Issuance of common stock...................................          --           --       39,300
  Retirement of subordinated notes...........................          --           --      (45,014)
  Purchase and retirement of treasury stock..................    (124,656)          --           --
  Dividends paid.............................................      (3,758)      (3,099)      (3,410)
                                                                ---------     --------    ---------
          Net cash (used in) provided by financing
            activities.......................................      (5,539)     (35,474)     264,217
                                                                ---------     --------    ---------
Increase in cash and cash equivalents........................         194          449        5,918
Cash and cash equivalents at beginning of year...............         692          886        1,335
                                                                ---------     --------    ---------
          Cash and cash equivalents at end of year...........  $      886    $   1,335   $    7,253
                                                                =========     ========    =========

                See notes to consolidated financial statements.

                             AVONDALE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 30, 1996

     1. Basis of Presentation: The accompanying consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. Unless otherwise stated, all references to years relate to the Company's fiscal year, which ends on the last Friday in August, rather than calendar years.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Avondale Incorporated is a holding company and has no operations, liabilities or assets other than those related to its investment in Avondale Mills, Inc. At August 30, 1996, the consolidated financial positions of Avondale Incorporated and Avondale Mills, Inc. were identical. At August 25, 1995, Avondale Mills, Inc.'s total assets and shareholders' equity were $8.4 million in excess of the consolidated assets and shareholders' equity of Avondale Incorporated due to an intercompany loan which was settled in 1996. The consolidated results of operations of Avondale Incorporated and Avondale Mills, Inc. in 1994, 1995 and 1996 were substantially identical.

     The Company operates in a single business segment, manufacturing cotton and cotton-blend yarns and fabrics, which are marketed primarily to the apparel market and, to a lesser extent, the home furnishings and industrial products markets.

     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Inventories: Inventories are stated at the lower of cost or market value. Except for certain supply inventories valued on an average cost basis, cost is determined on a last-in, first-out (LIFO) basis.

     Periodically, the Company purchases cotton futures and options contracts to hedge exposure to price fluctuations in the cotton acquired from various suppliers. Gains and losses on these hedging contracts are deferred as an adjustment to the carrying value of inventories and recognized when these inventories are sold. At August 30, 1996, the Company had no such contracts outstanding.

     Property, Plant and Equipment: Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets. Depreciation is calculated primarily using the straight-line method.

     Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. The Company matches 25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $2,840,000, $4,310,000, and $5,960,000 for 1994, 1995, and 1996, respectively.

     Other Assets and Other Long-Term Liabilities: Other assets consist primarily of unamortized loan fees, goodwill, cash surrender value of life insurance, deposits on machinery and equipment purchases, and investments in securities. Other long-term liabilities consist of accrued postretirement and workers' compensation benefits and deferred compensation for certain key management personnel.

                             AVONDALE INCORPORATED

     Earnings Per Share: Earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents (for stock options using the treasury stock method) outstanding during each year.

     Recent Accounting Pronouncements: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt Statement 121 in the first fiscal quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be significant.

     The Company accounts for its stock option plan described in Note 9 under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent (13%, 8% and 14% of total revenues in 1994, 1995, and 1996, respectively), on a bill and hold basis under which the goods are complete, packaged and ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the underlying customer orders are supported by contracts or written confirmations. The credit status of each customer is approved and monitored by the Company. Sales to V.F. Corporation and its affiliates represented 28% of net sales for fiscal 1994 and 1995, and 20% of net sales for fiscal 1996.

     2. Purchase of the Textile Business of Graniteville Company: On April 29, 1996, the Company acquired substantially all of the textile assets (the "Textile Business") of Graniteville Company from Triarc Companies, Inc. ("Triarc"), for cash consideration of $242,750,000 plus the assumption of certain liabilities other than long term debt.

     The funds used to acquire the Textile Business were provided by the issuance of senior subordinated notes, the sale of accounts receivable under a securitization facility, the sale of the Company's Class A common stock and borrowings against the Company's amended revolving credit facility.

     The acquisition was accounted for as a purchase; accordingly, the results of operations of the Textile Business have been included in the Company's operating results since the date of acquisition. The excess of the aggregate purchase price, including acquisition related expenses, over the fair market value of tangible assets acquired and liabilities assumed of approximately $6.7 million, has been recognized as goodwill and is being amortized over 20 years.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company and the Textile Business as if the Textile Business had been acquired as of the beginning of the fiscal years presented, after including the impact of certain adjustments on depreciation, interest expense and amortization of intangibles, and the elimination of Triarc management fees and intercompany transactions (in millions, except per share data).

                                                                        1995         1996
                                                                       ------       ------
    Net sales........................................................  $1,040       $1,036
    Net income.......................................................  $   25       $    1
    Net income per share.............................................  $ 1.90       $  .10

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                             AVONDALE INCORPORATED

     3. Receivables securitization facility: On April 29, 1996, the Company entered into a 5-year agreement with a bank (the "Agreement") under which it may sell an undivided interest in a defined pool of revolving trade accounts receivable (the "Receivables") held by Avondale Receivables Company. Under the bank facility, the Receivables are transferred to a trust at a discount. The trust sells variable funding certificates to lending institutions or other investors representing undivided ownership interests in a defined portion of the Receivables. Such certificates do not represent obligations of or interests in, and are not guaranteed or insured by, the Company. The proceeds from the issuance of the certificates are remitted to the Company.

     The Company retains a residual interest in the Receivables in an amount equal to the excess of the Receivables over the certificates sold. Such residual interest is included in Accounts receivable in the Consolidated Balance Sheet. All losses, credits or other adjustments relating to the Receivables constitute deductions applicable to the Company's residual interest in the Receivables. Accordingly, the Company maintains an allowance for such deductions based upon the expected collectibility of the Receivables. At August 30, 1996, an allowance of $6.2 million related to the Receivables is included in Other accrued expenses in the Consolidated Balance Sheet.

     The Agreement requires the Company to maintain sufficient levels of Receivables to collateralize the outstanding certificates. The Agreement also contains various covenants, representations and warranties customary to the operation of such securitization programs, but does not include financial covenants or cross defaults to any other obligations of the Company. The Company, as agent for the trust, is responsible for the collection and administrative processing of the Receivables.

     Under the Agreement, the trust may issue certificates of up to $120 million. Certificates of $104 million were outstanding at August 30, 1996. Accounts receivable in the Consolidated Balance Sheet have been reduced by approximately $105 million, representing the face amount of the receivables sold.

     For the fiscal year ended August 30, 1996, the discount on the initial sale of Receivables of $1,178,000, fees and expenses of $620,000 to establish the facility, and subsequent discounts of $1,920,000 on additional sales of Receivables have been included in Discount and expenses on sale of receivables in the Consolidated Statement of Income. The Company considers selling the Receivables in this manner as an alternative to incurring additional debt. Viewed on this basis, the Company's ongoing cost of the facility is equal to the Eurodollar rate (adjusted for any reserves) plus .625% or the bank's base rate. A commitment fee of .375% per annum is payable quarterly on the unused portion of the facility.

     4. Inventories:  Components of inventories are as follows (in thousands):

                                                                       AUGUST 25,   AUGUST 30,
                                                                          1995         1996
                                                                       ----------   ----------
    Finished goods...................................................   $  7,101     $  35,746
    Work in process..................................................      9,769        56,826
    Raw materials....................................................     22,949        26,817
    Dyes and chemicals...............................................      1,905         9,119
                                                                         -------       -------
    Inventories at FIFO..............................................     41,724       128,508
    Less allowance to reduce carrying value to LIFO basis............     (9,693)       (7,725)
                                                                         -------       -------
                                                                          32,031       120,783
    Supplies at average cost.........................................      4,360         6,915
                                                                         -------       -------
                                                                        $ 36,391     $ 127,698
                                                                         =======       =======

     5. Real estate held for sale: On June 7, 1996, the Company sold its real estate held for sale for approximately $12 million in cash. Based on the underlying book and tax bases of this property, the Company recorded a pretax book gain of $557,000 and a taxable gain of $11.8 million. Proceeds from the sale, net of

                             AVONDALE INCORPORATED
related current income taxes of $4.8 million, were used to reduce amounts borrowed under the revolving credit facility.

     6. Investment in securities: In January 1996, the Company purchased a $7.5 million subordinated note due February 26, 1999, having convertible features, from Oneita Industries, Inc. ("Oneita"). On August 27, 1996, the Company converted the subordinated note plus accrued interest into 2,270,833 shares of common stock of Oneita, representing ownership of 24.8% of Oneita's outstanding shares. This investment, which will be accounted for under the equity method, is included in Other assets in the Consolidated Balance Sheet. The fair market value of the investment approximated carrying value at August 30, 1996.

     7. Income Taxes: Provision for income taxes is composed of the following (in thousands):

                                                               1994       1995       1996
                                                              -------    -------    -------
    Current:
      Federal...............................................  $ 5,924    $11,376    $12,784
      State.................................................      972      1,809      1,883
                                                              -------    -------    -------
                                                                6,896     13,185     14,667
    Deferred:
      Federal...............................................    1,565        (86)    (4,901)
      State.................................................       74          1       (762)
                                                              -------    -------    -------
                                                                1,639        (85)    (5,632)
                                                              -------    -------    -------
                                                              $ 8,535    $13,100    $ 9,035
                                                              =======    =======    =======

     The following table shows the reconciliation of federal income tax expense at the statutory rate on income before income taxes to reported income tax expense (in thousands):

                                                                 1994      1995       1996
                                                                ------    -------    ------
    Taxes on earnings at 35%..................................  $7,901    $11,914    $7,939
    State income taxes, net of federal tax benefit............     680      1,177       729
    Other.....................................................     (46)         9       367
                                                                ------    -------    ------
                                                                $8,535    $13,100    $9,035
                                                                ======    =======    ======

     The Company made income tax payments of $6,923,000, $12,620,000 and $14,344,000 during fiscal 1994, 1995 and 1996, respectively.

                             AVONDALE INCORPORATED

     Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company's year-end deferred tax liabilities and assets are as follows (in thousands):

                                                                       AUGUST 25,   AUGUST 30,
                                                                          1995         1996
                                                                       ----------   ----------
    Deferred tax liabilities:
      Depreciation...................................................   $ 19,499     $ 22,206
      Inventory valuation............................................      6,295        7,088
      Goodwill.......................................................         --        1,591
      Other..........................................................      3,030        1,781
                                                                         -------      -------
              Deferred tax liabilities...............................     28,824       32,666
    Deferred tax assets:
      Employee benefit programs......................................      4,859        8,430
      Receivable reserves............................................        832        4,382
      Other..........................................................        616        2,969
                                                                         -------      -------
              Deferred tax assets....................................      6,307       15,781
                                                                         -------      -------
    Net deferred tax liabilities.....................................   $ 22,517     $ 16,885
                                                                         =======      =======

     8. Long Term Debt: Long term debt consists of the following (in thousands):

                                                                       AUGUST 25,   AUGUST 30,
                                                                          1995         1996
                                                                       ----------   ----------
    Revolving credit facility, interest tied to banks' base rate or
      alternative rates, 6.32% - 8.75% in 1996, due April 2001.......   $ 106,575    $ 161,100
    Industrial Revenue Bonds, floating rate, 3.20% - 5.35% in 1996,
      due in various installments through 2004.......................      21,000       17,000
    Senior subordinated notes, 10.25%, due May 1, 2006...............          --      125,000
    Subordinated payment-in-kind notes, 5.65%, due March 1998........      42,343           --
                                                                         --------     --------
                                                                          169,918      303,100
    Less current portion.............................................      (4,000)      (3,250)
                                                                         --------     --------
                                                                        $ 165,918    $ 299,850
                                                                         ========     ========

     The Company maintains a secured revolving credit facility with a group of banks which provides aggregate borrowing availability of a maximum of $225 million through April 2001. Under the terms of this agreement, the Company can designate an interest rate tied to the banks' base rate or alternative rates negotiated with the banks, for specified time periods. A commitment fee of 3/8 of 1% per annum is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company's assets. Covenants of the credit agreement require the Company to maintain certain cash flow ratios and debt to equity ratios, and contain restrictions on payment of dividends. Under the most restrictive of these covenants, $3.6 million of retained earnings were available for payment of dividends at August 30, 1996.

     The Company uses interest rate swap agreements to effectively convert a portion of its outstanding revolving credit facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 30, 1996, the Company had interest rate swap agreements

                             AVONDALE INCORPORATED
with notional amounts aggregating $125 million providing an effective interest rate of 7.4% on that equivalent portion of the revolving credit facility. These interest rate swap agreements had no significant market value at August 30, 1996, as their interest rates in aggregate were substantially equal to current market rates.

     Two of the industrial revenue bonds which were issued to acquire property, plant and equipment represent capital lease obligations. These lease obligations plus the other industrial revenue bonds are secured by letter of credit agreements with a bank. The letter of credit agreements are, in turn, secured by the property, plant and equipment at three plant locations, which had a carrying value of approximately $35 million at August 30, 1996. Covenants of the letter of credit agreements substantially adopt the restrictive covenant provisions of the revolving credit facility.

     In conjunction with the acquisition discussed in note 2, the Company issued $125 million of 10.25% senior subordinated notes which mature on May 1, 2006. The notes are unsecured and subordinate to all existing and future senior indebtedness of the Company. Interest on the notes is due on May 1 and November 1 of each year, commencing November 1, 1996.

     The senior subordinated notes contain a redemption feature allowing the Company, at any time prior to May 1, 1999, to redeem up to an aggregate of $25 million of the principal amount of the notes with the proceeds of one or more public equity offerings, at a redemption price of 110% plus accrued interest to the redemption date, provided that at least $100 million aggregate principal amount of the notes remains outstanding after such redemption. On or after May 1, 2001, the notes will be redeemable at the Company's option, in whole or in part, at a scheduled redemption price of 105.125% in 2001 declining to 100% in 2004 and thereafter.

     The indenture under which the senior subordinated notes were issued contains, among other things, certain restrictive covenants on issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

     At August 30, 1996, the Company was in compliance with the covenants of the revolving credit facility, subordinated note indenture and letter of credit agreements.

     The carrying value of the Company's long-term debt approximates fair value.

     Aggregate maturities of long-term debt are as follows (in thousands):

    1997......................................................................  $  3,250
    1998......................................................................     3,250
    1999......................................................................     2,250
    2000......................................................................     3,250
    2001......................................................................   163,600
    Thereafter through 2006...................................................   127,500
                                                                                --------
                                                                                $303,100
                                                                                ========

     In connection with the Company's borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $4,005,000, $12,235,000 and $15,100,000 in 1994, 1995 and 1996, respectively.

     9. Common Stock: Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 20 votes with respect to matters submitted to a vote of shareholders. Each share of the Class B Common Stock is convertible at any time, at the option of its holder, into one share of Class A Common Stock. The Class B Common Stock will convert automatically into Class A Common

                             AVONDALE INCORPORATED

Stock, and thereby lose its special voting rights, if such Class B Common Stock is sold or otherwise transferred to any person or entity other than certain designated transferees.

     In March 1994, the Company purchased and retired a total of 9,413,000 shares of Class A Common Stock of the Company from five former shareholders for an aggregate purchase price of $163,317,000.

     To finance a portion of the purchase price for the Textile Business, the Company sold 2.2 million shares of Class A Common Stock to investors for $40 million, less fees and expenses of $700,000. In connection with the sale, the Company entered into shareholders and registration rights agreements which, among other matters, grant the investors certain preemptive rights with respect to future sales of common stock and certain registration rights with respect to the investors' shares.

     Under an agreement with an officer, the Company may be required to purchase a portion of the shares of Common Stock of the Company held by that officer (representing approximately 7% of the Company's outstanding Common Stock) upon the death of the officer. The purchase price, as defined, will approximate market value. The Company has purchased term life insurance on the officer to assist in funding the acquisition of such Common Stock. The face amount of the insurance policy exceeded the estimated market value of such common stock at August 30, 1996.

     The Company maintains a Stock Option Plan that allows for the grant of non-qualified and incentive stock options. Under the Stock Option Plan, options to purchase up to 1,081,250 shares of Class A common stock may be granted to full-time associates, including executive officers of the Company. During 1995 and 1996, 640,000 non-qualified options at $12.50 per share and 390,000 non-qualified options at $18.00 per share, respectively, were granted. The exercise prices of the options granted approximated the fair market value of the Company's stock on the date of grant. All options granted vest ratably over 5 years and may be exercised for a period of 10 years. At August 30, 1996, there were 980,000 stock options outstanding, 118,000 of which were exercisable.

     10. Related party transactions: The Chairman of the Company is a director of the agent bank of a group of banks which provides the Company's revolving credit facility. During 1996, the Company paid these banks aggregate fees of approximately $1.9 million related to an amendment of the revolving credit facility.

     Another director of the Company is affiliated with certain purchasers of the 2.2 million shares of the Company's Class A Common Stock sold to finance a portion of the purchase price for the Textile Business. The Company paid a $600,000 closing fee to an affiliate of such purchasers in connection with the sale of stock described in Note 9.

     11. Commitments and Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management's estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on its future results of operations or financial position.

     The Company is also a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

     Commitments for future additions to plant and equipment were approximately $8.5 million at August 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills are as follows:

               NAME                  AGE                  POSITIONS HELD
-----------------------------------  ---   --------------------------------------------
G. Stephen Felker..................  44    Chairman of the Board, President and Chief
                                             Executive Officer of the Company and
                                             Avondale Mills
Jack R. Altherr, Jr................  47    Vice Chairman, Chief Financial Officer,
                                           Secretary and Director of the Company and
                                             Avondale Mills
T. Wayne Spraggins.................  59    Vice President of Avondale Mills and
                                           President -- Manufacturing Operations
Keith M. Hull......................  43    Vice President of Avondale Mills and
                                           President -- Apparel Fabrics*
Robert G. Nelson...................  48    Vice President of Avondale Mills and
                                           President -- Avondale Yarns*
Craig S. Crockard..................  54    Vice President, Planning and Development of
                                             Avondale Mills
Bill W. Henry......................  62    Vice President, Raw Material Purchasing of
                                             Avondale Mills
M. Delen Boyd......................  40    Vice President and Controller of Avondale
                                           Mills and Assistant Secretary of the Company
                                             and Avondale Mills
J. Elliott Woodward................  44    Vice President and Treasurer of Avondale
                                           Mills and Assistant Secretary of the Company
                                             and Avondale Mills
Sharon L. Rodgers..................  40    Vice President, Human Resources of Avondale
                                             Mills
Kenneth H. Callaway(1).............  41    Director of the Company and Avondale Mills
Robert B. Calhoun(1)(2)............  54    Director of the Company and Avondale Mills
Harry C. Howard(2).................  67    Director of the Company and Avondale Mills
C. Linden Longino, Jr.(2)..........  60    Director of the Company and Avondale Mills
Dale J. Boden(1)...................  39    Director of the Company and Avondale Mills
John P. Stevens(1).................  67    Director of the Company and Avondale Mills

---------------

  * Avondale Yarns and Apparel Fabrics refer to the yarns division and apparel fabrics division, respectively.
(1) Member of Compensation Committee.
(2) Member of Audit Committee.

     G. Stephen Felker has served as Chairman of the Board of the Company since 1992 and President and Chief Executive Officer of the Company since 1980. Mr. Felker also served as Treasurer of the Company from 1980 until 1993 and has served the Company in various capacities since 1974. Mr. Felker has served as Chairman of the Board and Chief Executive Officer of Avondale Mills since 1986, when the Company acquired Avondale Mills, and President of Avondale Mills since 1995. Mr. Felker serves as a director of Wachovia Bank of Georgia, N.A and Oneita Industries, Inc.

     Jack R. Altherr, Jr. has served as Vice Chairman of the Company and Avondale Mills since May 1996, Chief Financial Officer and a director of the Company since December 1989, Chief Financial Officer and Secretary of Avondale Mills since October 1988 and a director of Avondale Mills since 1993. Mr. Altherr served as Vice President of the Company and Avondale Mills from December 1989 and October 1988, respectively, to May 1996. With the exception of fiscal 1995, he has served as Secretary of the Company and Avondale Mills since August 1993. Mr. Altherr has served Avondale Mills in various other capacities since July 1982. Mr. Altherr serves as a director of Oneita Industries, Inc

     T. Wayne Spraggins has served as Vice President of Avondale Mills and President -- Manufacturing Operations since May 1996. Mr. Spraggins served as Vice President, Manufacturing of Avondale Mills from November 1984 until May 1996. Mr. Spraggins joined Avondale Mills as a standards engineer in August 1961 and has served Avondale Mills in various other capacities, including Plant Manager, since that time.

     Keith M. Hull has served as President -- Apparel Fabrics, the apparel fabrics division of Avondale Mills following the Graniteville Acquisition, since May 1996. He has served as Vice President of Avondale Mills since April 1989. Mr. Hull served as President of Avondale Fabrics, the finished fabrics division of Avondale Mills prior to the Graniteville Acquisition, from April 1989 until May 1986. Mr. Hull served as Vice President, Merchandising of Avondale Yarns, from February 1989 to April 1989. Prior to joining Avondale Mills, Mr. Hull served as Vice President, Marketing of the Company from November 1984 to February 1989 and served the Company in various other capacities since 1977. Mr. Hull has served as a director of Cherokee, Inc. since July 1995.

     Robert G. Nelson has served as President -- Avondale Yarns since March 1996 and Vice President of Avondale Mills since August 1993. He served as
President -- Walton Fabrics, the greige fabrics division, from August 1993 through March 1996. Mr. Nelson served as Executive Vice President and Chief Operating Officer of the Company from December 1988 until August 1993 and as Vice President, Marketing of the Company from November 1988 to December 1989. Prior to joining the Company, Mr. Nelson had served in various capacities with Springs Industries, Inc., a textile manufacturer, since January 1972.

     Craig S. Crockard has served as Vice President, Planning and Development of Avondale Mills since September 1983. Mr. Crockard has served Avondale Mills in various other capacities, including Vice President, Corporate Services, since September 1966.

     Bill W. Henry has served as Vice President, Raw Material Purchasing of Avondale Mills since July 1987. Mr. Henry has served Avondale Mills in various other capacities, including Manager of the Cotton Department, since January 1969.

     M. Delen Boyd has served as Vice President and Controller of Avondale Mills and Assistant Secretary of the Company and Avondale Mills since May 1996. Mr. Boyd has served as controller of Avondale Mills since 1987. Mr. Boyd joined Avondale Mills in 1982 and has served in various capacities, including Assistant Controller and Corporate Director of Accounting and Taxes.

     J. Elliott Woodward has served as Vice President and Treasurer of Avondale Mills since May 1996. Mr. Woodward served as Vice President and Controller of Graniteville Company from 1993 to May 1996. Mr. Woodward joined Graniteville Company in 1984 and served in various capacities from 1984 to May 1996, including Manager of General Accounting and Controller.

     Sharon L. Rodgers has served as Vice President, Human Resources of Avondale Mills since May 1996. Ms. Rodgers served as Vice President, Legal and Assistant Secretary of Graniteville Company from 1993 to May 1996. Prior to 1993, Ms. Rodgers served in various other capacities at Graniteville Company during the fifteen years ending in 1993.

     Kenneth H. Callaway has served as a director of the Company since November 1987 and of Avondale Mills since August 1993. Mr. Callaway has been President of Calgati Chemical Company, a specialty chemical exporter, since December 1991. From 1987 through 1991, Mr. Callaway served as president of three privately-owned retail computer businesses.

     Robert B. Calhoun has served as a director of the Company since August 1993 and of Avondale Mills since November 1991. Mr. Calhoun has been President of Clipper Asset Management Corporation, the sole general partner of The Clipper Group, L.P., a private investment firm, since January 1991, and of Clipper Capital Corporation, the sole general partner of Clipper, an affiliated private investment firm, since 1993. From 1975 to 1991, Mr. Calhoun was a Managing Director of CS First Boston Corporation, an investment banking firm. Mr. Calhoun is also a director of Highway Master Communications, Inc. and Interstate Bakeries Corporation.

     Harry C. Howard has served as a director of the Company since August 1993 and of Avondale Mills since July 1986. Mr. Howard retired from the law firm of King & Spalding, where he had practiced law since 1956, as of December 31, 1992. Mr. Howard serves as a director of Crescent Banking Company, a bank holding company.

     C. Linden Longino, Jr. has served as a director of the Company since November 1975 and of Avondale Mills since August 1993. Mr. Longino served as Senior Vice President of SunTrust Bank, Atlanta from December 1978 until his retirement in July 1996. During his 31-year career with SunTrust Bank, Atlanta, Mr. Longino served in various management capacities.

     Dale J. Boden has served as a director of the Company and Avondale Mills since November 1994. Mr. Boden has served as President and Chief Executive Officer of B.F. Capital, Inc., a private investment company, since January 1993.

     John P. Stevens has served as a director of the Company since January 1970 and of Avondale Mills since July 1986. Mr. Stevens served as Executive Vice President of Wachovia Bank of Georgia, N.A. from April 1981 until his retirement in January 1994 and was responsible for managing the Government Banking and Public Finance department. Mr. Stevens served as a consultant to Wachovia Bank of Georgia, N.A. from February 1994 to February 1996. In addition, from February 1994 until the present time, Mr. Stevens has been a partner in The Stevens Group, a consulting firm specializing in providing assistance in a wide range of business and governmental affairs.

     During fiscal 1996, the Company paid its non-employee directors an annual fee of $12,000 plus $1,500 and $500 for each board and committee meeting attended (plus out-of-pocket expenses), respectively.

     All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

  Executive Compensation

     Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 1996 and 1995 by the Company's Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION(1)
                                                      -----------------------------
                                                      FISCAL                              ALL OTHER
            NAME AND PRINCIPAL POSITION                YEAR    SALARY($)   BONUS($)   COMPENSATION($)(2)
----------------------------------------------------  ------   ---------   --------   ------------------
G. Stephen Felker...................................   1996     795,516    918,587          14,076
  Chairman of the Board, President and Chief           1995     773,016    993,182          12,763
  Executive Officer
Jack R. Altherr, Jr.................................   1996     248,008    153,925           7,304
  Vice Chairman, Chief Financial Officer and           1995     234,508    159,424           7,376
  Secretary
T. Wayne Spraggins..................................   1996     196,268    120,797          10,654
  Vice President, and President -- Manufacturing       1995     188,840    122,720          10,517
  Operations
Keith M. Hull.......................................   1996     187,508    101,835           6,232
  Vice President and President -- Apparel Fabrics      1995     170,840    114,822           6,908
Robert G. Nelson....................................   1996     133,758     32,379           5,988
  Vice President and President -- Avondale Yarns       1995     114,176     31,629           6,762

---------------

(1) The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.
(2) Amounts shown reflect, for fiscal 1995, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,125 on behalf of Messrs. Felker, Altherr, Spraggins and Hull and $1,120 on behalf of Mr. Nelson, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $4,776 on behalf of Messrs. Felker, Altherr, Spraggins and Hull, and $4,554 on behalf of Mr. Nelson, and (iii) life insurance premiums of $6,862, $1,475, $4,616, 1,007 and $1,088 paid by the Company on behalf of Messrs. Felker, Altherr, Spraggins, Hull and Nelson, respectively. Amounts shown reflect, for fiscal 1996, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,125 on behalf of each Named Executive Officer, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $3,560 on behalf of each Named Executive Officer and
     (iii) life insurance premiums of $9,391, $2,619, $5,969, $1,547 and $1,303 paid by the Company on behalf of Messrs. Felker, Altherr, Spraggins, Hull and Nelson, respectively.

     Option Grants Table. The table below sets forth certain information relating to options granted during fiscal 1996 to each Named Executive Officer.

                              OPTION GRANTS TABLE

                                                                                                  POTENTIAL
                                                  INDIVIDUAL GRANTS(1)                        REALIZABLE VALUE
                             --------------------------------------------------------------   AT ASSUMED ANNUAL
                                                     % OF TOTAL                                RATES OF STOCK
                                                      OPTIONS                                       PRICE
                                                     GRANTED TO                               APPRECIATION FOR
                             NUMBER OF SECURITIES    EMPLOYEES      EXERCISE                   OPTION TERM($)
                              UNDERLYING OPTIONS     IN FISCAL     PRICE PER     EXPIRATION   -----------------
                                 GRANTED(#)(1)          YEAR        SHARE($)        DATE        5%        10%
                             ---------------------   ----------   ------------   ----------   -------   -------
G. Stephen Felker...........         25,000              6.4          18.00        5/1/06     283,000   717,250
Jack R. Altherr, Jr.........         25,000              6.4          18.00        5/1/06     283,000   717,250
T. Wayne Spraggins..........         25,000              6.4          18.00        5/1/06     283,000   717,250
Keith M. Hull...............         25,000              6.4          18.00        5/1/06     283,000   717,250
Robert G. Nelson............         20,000              5.1          18.00        5/1/06     226,400   573,800

---------------

(1) All of the options shown (i) are options to purchase Class A Common Stock and (ii) vest in 20% increments commencing one year after the date of issue.

     Aggregated Options Table. The table below sets forth certain information with respect to options exercised during and held at the end of fiscal 1996 by each Named Executive Officer. No options were exercised during fiscal 1996.

                            AGGREGATED OPTIONS TABLE

                                                                    NUMBER OF           VALUE OF
                                                                 SHARES SUBJECT       UNEXERCISED
                                                                 TO UNEXERCISED       IN-THE-MONEY
                                                                   OPTIONS AT          OPTIONS AT
                                                                 AUGUST 30, 1996   AUGUST 30, 1996(1)
                                                                 ---------------   ------------------
G. Stephen Felker..............................................      265,000           $1,320,000
Jack R. Altherr, Jr............................................      125,000              550,000
T. Wayne Spraggins.............................................       75,000              275,000
Keith M. Hull..................................................       75,000              275,000
Robert G. Nelson...............................................       30,000               55,000

---------------

(1) All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on management's estimate of the fair market value of the Class A Common Stock at August 30, 1996.

     Long-Term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 1996 by each Named Executive Officer. No phantom units were awarded during fiscal 1996.

            LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                    AGGREGATE                        ESTIMATED FUTURE
                                                  PHANTOM UNITS    PERIOD UNTIL       PAYOUTS FOR ALL
                      NAME                           HELD(1)      PAYOUT (YEARS)   PHANTOM UNITS HELD(2)
------------------------------------------------  -------------   --------------   ---------------------
G. Stephen Felker...............................       150              20               $ 245,700
Jack R. Altherr, Jr.............................        90              18                 147,420
T. Wayne Spraggins..............................        50               6                  81,900
Keith M. Hull...................................        90              21                 147,420
Robert G. Nelson................................        --              --                      --

---------------

(1) Each phantom unit equals 398.606 phantom shares. The value of each phantom share is equal to the result obtained by dividing (i) five times Avondale's earnings before depreciation, amortization, LIFO inventory adjustments, interest (including discount and expenses on sale of receivables) and income taxes for the 10 fiscal quarters immediately preceding such date divided by 2.5, plus (ii) certain "balance sheet adjustments" by the sum of
     (i) the aggregate number of outstanding phantom shares plus (ii) the aggregate number of outstanding Class A Common Stock and Class B Common Stock of the Company. Phantom units vest at the rate of 5.0% per year for each full and uninterrupted year that the Named Executive Officer remains employed by the Company after August 31, 1989, and vest fully if the Named Executive Officer dies before his employment is terminated. The value of vested phantom units is payable beginning on the later of the date on which the Named Executive Officer reaches the age of 65 or the date on which the employment of such Named Executive Officer Terminates (the "Normal Payment Date"), in 10 equal annual installments, with interest equal to the one-year U.S. Treasury Bill rate in effect on the Normal Payment Date. If the Named Executive Officer dies before his employment with the Company is terminated, the value of his phantom units on the date of death is payable to his beneficiary as described above. If the Named Executive Officer dies after his Normal Payment Date, the present value of the balance of the annual installments is payable in a lump sum to his beneficiary. A Named Executive Officer will forfeit all interest in his Phantom Stock Units (whether or not vested) if he violates certain non-compete covenants applicable during such Named Executive Officer's employment and for a period of five years after termination of such employment.

(2) There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 1996, of vested and non-vested phantom units held at the end of fiscal 1996 based on the results of the Company for the 10 fiscal quarters ended August 30, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1996, the Compensation Committee consisted of Messrs. Boden, Calhoun (since May 1996), Callaway and Stevens. The Compensation Committee is responsible for recommending to the Board of Directors the Compensation for the Company's executive officers, which compensation is then approved by the full Board of Directors.

     C. Linden Longino, Jr., a director of the Company, served as an officer of SunTrust Bank, Atlanta during fiscal 1996. Avondale and SunTrust Bank, Atlanta are parties to five letter of credit agreements relating to industrial revenue bonds issued in connection with certain of the Company's manufacturing facilities. In addition, SunTrust Bank, Atlanta has performed other banking services for the Company over the past three fiscal years. Aggregate payments by the Company to SunTrust Bank, Atlanta for such services did not exceed 5% of the Company's net sales or SunTrust Bank, Atlanta's gross revenues in any of such fiscal years.

     Mr. Felker is a director of Wachovia, a former executive officer of which, John P. Stevens, is a director of the Company. The Company maintains the Credit Facility, under which it has aggregate borrowing availability of $225 million, with a syndicate of banks, including Wachovia, for which Wachovia serves as agent, pursuant to a loan agreement dated April 29, 1996. The greatest amount owed by the Company under the Credit Facility (and its predecessor agreements) during fiscal 1996 was $180.3 million, and aggregate interest paid by the Company under such agreements during fiscal 1996 was $9.1 million. In addition, Wachovia has performed other banking services for the Company over the past three fiscal years. Aggregate payments by the Company to Wachovia for such services did not exceed 5% of the Company's net sales or Wachovia's gross revenues in any of such fiscal years.

     Robert B. Calhoun, a director of the Company, is an affiliate of certain investors that purchased Class A Common Stock of the Company in the 1996 Private Placement for an aggregate purchase price of $40 million. In addition, Mr. Calhoun is an affiliate of Clipper, to which the Company paid a $600,000 closing fee in connection with the 1996 Private Placement.

     The Company believes that its bank credit facilities, including the Existing Credit Facility, have been on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable facilities with other borrowers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                        REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors during fiscal 1996 consisted of Dale J. Boden, Robert B. Calhoun (since May 1996), Kenneth H. Callaway and John P. Stevens. None of the members of the Compensation Committee is an employee of the Company. During fiscal 1996, the Compensation Committee was responsible for (i) establishing the compensation for the Company's Named Executive Officers and (ii) administering the Company's stock option plan.

     Compensation Policy. The Company's executive compensation policy is designed to attract, retain and motivate executive officers to maximize the Company's performance and shareholder value by:

       - providing base salaries that are market-competitive;

       - rewarding the achievement of the Company's business plan goals and earnings objectives; and

       - creating stock ownership opportunities to align the interests of executive officers with those of shareholders.

     In light of the Company's compensation policy, the components of its executive compensation program for fiscal 1996 included base salaries, cash bonuses and stock options.

     Base Salary. Each executive officer's base salary, including the Chief Executive Officer's base salary, is determined based upon a number of factors including the executive officer's responsibilities, contribution to the achievement of the Company's business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer's salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 1996, the base salary of each Named Executive Officer other than the Chief Executive Officer and Mr. Nelson was increased by approximately 4.0% to 8.6% over each such executive officer's fiscal 1995 base salary. Mr. Nelson's base salary was increased by 30.4% during fiscal 1996 over his fiscal 1995 base salary in connection with his assumption of the responsibilities of President -- Avondale Yarns. Mr. Felker's base salary was increased by 3.5% during fiscal 1996 over his fiscal 1995 base salary.

     Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus. The Company's cash bonus program is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company's bonus plan, in fiscal 1996, certain executive officers were eligible to earn a cash bonus in an amount up to 25% to 100% of their respective base salaries depending on a number of factors including, without limitation, the Company's financial performance as well as the executive officer's achievement of certain individual performance goals. During fiscal 1996, under this plan, the Named Executive Officers other than the Chief Executive Officer earned bonuses ranging from 22% to 57% of their respective base salaries. Mr. Felker's bonus was equal to 107% of his base salary.

     Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company's long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company's growth and profitability and individual grants are based on, among other things, the executive officer's responsibilities and individual performance. To encourage an executive officer's long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The creation of opportunities to own stock is considered the most significant component in an executive officer's compensation package. During fiscal 1996, the Named Executive Officers received stock option grants ranging from options to purchase 20,000 to 25,000 shares.

                                          Dale J. Boden
                                          Robert B. Calhoun
                                          Kenneth H. Callaway
                                          John P. Stevens

     THE FOREGOING REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS ANNUAL REPORT INTO ANY FILING UNDER THE SECURITIES ACT OF 1993, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TOGETHER, THE "ACTS"), EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of August 30, 1996, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

                                          BENEFICIAL OWNERSHIP       BENEFICIAL OWNERSHIP
                                               OF CLASS A                 OF CLASS B
                                              COMMON STOCK               COMMON STOCK           PERCENTAGE
                                         ----------------------     ----------------------          OF
                                          NUMBER       PERCENT       NUMBER       PERCENT        COMBINED
     NAME OF BENEFICIAL OWNER(1)         OF SHARES     OF CLASS     OF SHARES     OF CLASS     VOTING POWER
-------------------------------------    ---------     --------     ---------     --------     ------------
G. Stephen Felker(2).................    4,120,689       30.9%       978,938         100%          71.1%
Jack R. Altherr, Jr.(3)..............      127,199        1.0%            --          --          *
T. Wayne Spraggins(4)................       92,628       *                --          --          *
Keith M. Hull (5)....................       60,000       *                --          --          *
Robert G. Nelson (6).................        3,450       *                --          --          *
Dale J. Boden(7).....................      113,500       *                --          --          *
Kenneth H. Callaway..................       37,500       *                --          --          *
Robert B. Calhoun(8)(9)(10)..........    2,245,523       18.2%            --          --            7.0%
Harry C. Howard......................       45,000       *                --          --          *
C. Linden Longino, Jr.(11)...........       34,500       *                --          --          *
John P. Stevens(12)..................       98,500       *                --          --          *
The Clipper Group(9)(10)(13).........    2,222,223       18.1%            --          --            7.0%
Grayward Company(14).................    3,754,500       30.5%            --          --           11.8%
Felker Investments, Ltd.(15).........    2,093,750       17.0%            --          --            6.6%
Avondale Mills, Inc. Associate Profit
  Sharing and Savings Plan(16).......      600,000        4.9%            --          --            1.9%
All directors and executive officers
  as a group (15 persons)............    7,001,566       52.3%       978,939         100%          80.0%

---------------

  *  Less than 1%

 (1) Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655.
 (2) Includes (i) 2,093,750 shares of Class A Common Stock held of record by Felker Investments, Ltd., a partnership of which Mr. Felker is the general partner (as the general partner, Mr. Felker is deemed to beneficially own such shares under Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act")), (ii) 978,939 shares of Class A Common Stock issuable upon conversion of the 978,939 shares of Class B Common Stock beneficially owned by Mr. Felker and (iii) 48,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Felker, which shares are deemed beneficially owned by Mr. Felker under Rule 13d-3 under the Exchange Act.
 (3) Includes 20,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.
 (4) Includes 10,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Spraggins, which shares are deemed beneficially owned by Mr. Spraggins under Rule 13d-3 under the Exchange Act.
 (5) Includes 10,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.

 (6) Includes 2,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Nelson, which shares are deemed beneficially owned by Mr. Nelson under Rule 13d-3 under the Exchange Act.
 (7) Reflects (i) 2,500 shares beneficially owned by BF Capital, Inc. and (ii) 111,000 shares beneficially owned by Hilliard Lyons Trust Co. Trustee Dale Boden and Charles Boden Irrevocable T/U/A dated July 21, 1993, with respect to which Mr. Boden is a beneficiary. Mr. Boden is the majority shareholder of BF Capital, Inc. and, consequently, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by the Trust.
 (8) The address of Mr. Calhoun is c/o Clipper Capital Partners, L.P., 12 East 49th Street, New York, New York 10017.
 (9) Includes shares beneficially owned by Clipper Capital Associates, L.P. ("CCA"), Clipper/Merchant Partners, L.P. and Clipper Equity Partners I, L.P. (whose address is 12 East 49th Street, New York, New York 10017), Clipper/Merban L.P. ("Merban") and Clipper/European Re, L.P. (whose address is c/o CITCO, De Ruyterkade, 62, P.O. Box 812, Curacao, Netherlands Antilles) and CS First Boston Merchant Investments 1995/96, L.P. ("Merchant") (whose address is 55 East 52nd Street, New York, New York 10055).
(10) CCA is the general partner of all of the Clipper Group partnerships other than Merchant. The general partner of CCA is Clipper Capital Associates, Inc. ("CCI"), and Mr. Calhoun is the sole stockholder and a director of CCI. Clipper, an affiliate of Mr. Calhoun, has sole voting and investment power with respect to the shares of Class A Common Stock beneficially owned by Merchant. As a result, each of Mr. Calhoun, CCA and CCI is deemed to beneficially own all shares of Class A Common Stock beneficially owned by the Clipper Group (other than Merchant), and Mr. Calhoun is deemed to beneficially own the shares of Class A Common Stock beneficially owned by Merchant. It is anticipated that Merban will beneficially own shares of Class A Common Stock representing approximately 5.5% of the outstanding Class A Common Stock and that none of the other members of the Clipper Group will beneficially own more than 5% of the outstanding Class A Common Stock.
(11) Includes 14,500 shares beneficially owned by Mr. Longino's spouse.
(12) Includes 9,500 shares beneficially owned by Mr. Steven's spouse.
(13) Merchant Capital, Inc. ("Merchant Capital"), an affiliate of CS First Boston Corporation, is the general partner of Merchant and the 99% limited partner of Clipper/Merchant Partners, L.P. CS Holding, an affiliate of CS First Boston Corporation, is the indirect 99% limited partner of Merban. None of Merchant, Merchant Capital, CS First Boston Corporation and CS Holding is an affiliate of Clipper or CCA.
(14) Grayward Company's address is c/o SunTrust Bank, Nashville, N.A., P.O. Box 305110, Nashville, Tennessee 37230. Grayward Company is a trust of which SunTrust Bank, Nashville, N.A. serves as trustee. As trustee, SunTrust Bank, Nashville, N.A. is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by Grayward Company.
(15) The address of Felker Investments, Ltd. is c/o G. Stephen Felker, 506 South Broad Street, Monroe, Georgia 30655.
(16) The address of the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (the "Plan") is c/o Wachovia Bank of North Carolina, N.A., P.O. Box 3099, Winston-Salem, N.C. 27150. Wachovia Bank of North Carolina, N.A., serves as trustee for the Plan and, as such, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     C. Linden Longino, Jr., a director of the Company, served as an officer of SunTrust Bank, Atlanta during fiscal 1996. The Company and SunTrust Bank, Atlanta are parties to five letter of credit agreements relating to industrial revenue bonds issued in connection with certain of the Company's facilities. See "Management -- Compensation Committee Interlocks and Insider Participation".

     John P. Stevens, a director of the Company, is a former executive officer of Wachovia. The Company maintains the Credit Facility, under which the Company has aggregate borrowing availability of $225 million with a syndicate of banks, including Wachovia, for which Wachovia serves as agent, pursuant to a loan agreement dated April 29, 1996. See "Management -- Compensation Committee Interlocks and Insider Participation". The Company believes that its bank credit facilities, including the Credit Facility, have been on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable facilities with other borrowers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Robert B. Calhoun, a director of the Company, is an affiliate of certain of the investors that purchased Class A Common Stock in the 1996 Private Placement for an aggregate purchase price of $40 million. As a result, Mr. Calhoun is deemed to beneficially own the 2,222,223 shares of Class A Common Stock of the Company that were purchased by such investors. In addition, Mr. Calhoun is an affiliate of Clipper, to which the Company paid a $600,000 closing fee in connection with the 1996 Private Placement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements.

     The following Consolidated Financial Statements of the Company and its consolidated subsidiaries and the Report of the Independent Auditors, included in the Registrant's Annual Report to Shareholders for the year ended August 30, 1996 are included in Part II, Item 8.

         Report of Independent Auditors
         Consolidated Balance Sheets as of August 25, 1995 and August 30, 1996 Consolidated Statements of Income -- Fiscal Years Ended August 26, 1994, August 25, 1995 and August 30, 1996
         Consolidated Statements of Shareholders' Equity -- Fiscal Years Ended August 26, 1994, August 25, 1995 and August 30,1996
         Consolidated Statements of Cash Flows -- Fiscal Years Ended August 26, 1994, August 25, 1995 and August 30, 1996
         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules of the Company.

          Schedule II -- Valuation and Qualifying Accounts

     3.  Exhibits.

EXHIBIT
NUMBER
------
  2.1   --  Asset Purchase Agreement, dated March 31, 1996 among Avondale Incorporated, Avondale
            Mills, Inc., Graniteville Company and Triarc Companies, Inc. (incorporated by reference to Exhibit 2.1 to the Avondale Incorporated's Registration Statement on
            Form S-4, File No. 333-5455-01).
  3.1   --  Restated and Amended Articles of Incorporation of Avondale Incorporated
            (incorporated by reference to Exhibit 3.1 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01).
  3.2   --  Bylaws of Avondale Incorporated (incorporated by reference to Exhibit 3.2 to
            Avondale Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
  4.1   --  Indenture for the Notes between Avondale Incorporated, Avondale Mills, Inc. and The
            Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Avondale
            Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
  4.2   --  Amended and Restated Credit Agreement, dated as of April 29, 1996, among Avondale
            Mills, Inc., the Banks listed therein and Wachovia Bank of Georgia, N.A., as Agent
            (incorporated by reference to Exhibit 4.3 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01).
  4.3   --  Amended and Restated Security Agreement, dated April 29, 1996, between Avondale
            Mills, Inc. and Wachovia Bank of Georgia, N.A., as agent for the Banks which are parties to the Amended and Restated Credit Agreement (incorporated by reference to
            Exhibit 4.4 to Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01).
  4.4   --  Amended and Restated Parent Guaranty, dated April 29, 1996, executed by Avondale
            Incorporated in favor of Wachovia Bank of Georgia, N.A., as agent for the Banks which are parties to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.5 to Avondale Incorporated's Registration Statement on Form
            S-4, File No. 333-5455-01).
  4.5   --  Amended and Restated Stock Pledge Agreement, dated April 29, 1996, between Wachovia
            Bank of Georgia, N.A., as agent for the Banks which are parties to the Amended and
            Restated Credit Agreement, and Avondale Incorporated (incorporated by reference to
            Exhibit 4.6 to Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01).

EXHIBIT
NUMBER
------
  4.6   --  Agreement to Provide Certain Debt Instruments to the Commission upon Request
            (incorporated by reference to Exhibit 4.7 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01).
 10.1   --  Receivables Purchase Agreement, dated April 29, 1996, among Avondale Mills, Inc., as
            Servicer, and Avondale Receivables Company (incorporated by reference to Exhibit
            10.1 to Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01).
 10.2   --  Pooling and Servicing Agreement, dated April 29, 1996, among Avondale Receivables
            Company, Avondale Mills, Inc. and Manufacturers and Traders Trust Company
            (incorporated by reference to Exhibit 10.2 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01).
 10.3   --  Series 1996-1 Supplement to the Pooling and Servicing Agreement, dated April 29,
            1996, among Avondale Receivables Company, Avondale Mills, Inc. and Manufacturers and
            Traders Trust Company (incorporated by reference to Exhibit 10.3 to Avondale
            Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
 10.4   --  The Certificate Purchase Agreement, dated April 29, 1996, among Avondale Receivables
            Company, Avondale Mills, Inc., the purchasers described therein and First National
            Bank of Chicago, as agent (incorporated by reference to Exhibit 10.4 to Avondale
            Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
 10.5   --  Registration Rights Agreement, dated April 29, 1996 between Avondale Incorporated and the Persons listed therein (incorporated by reference to Exhibit 10.8 to
            Avondale Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
 10.6   --  Shareholders Agreement, dated April 29, 1996 among Avondale Incorporated, the
            Investors listed therein, the Shareholders listed therein and Clipper Capital
            Partners, L.P., in its capacity as Purchaser Representative under the Agreement
            (incorporated by reference to Exhibit 10.9 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01).
 10.7   --  Post-Merger Stock Transfer and Repurchase Agreement, dated August 27, 1993 by and among Avondale Incorporated, Metropolitan Life Insurance Company, 1985 Merchant
            Investment Partnership, Merchant LBO, Inc., G. Stephen Felker, John F. Maypole and
            Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.10 to Avondale
            Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
 10.8   --  Post-Merger Stock Transfer and Repurchase Agreement, dated August 27, 1993 by and among Avondale Incorporated, Metropolitan Life Insurance Company, 1985 Merchant
            Investment Partnership, Merchant LBO, Inc., G. Stephen Felker, John F. Maypole and
            T. Wayne Spraggins (incorporated by reference to Exhibit 10.11 to Avondale
            Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
 10.9   --  Avondale Incorporated Stock Option Plan (incorporated by reference to Exhibit 10.12 to Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01).
 10.10  --  Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (incorporated by reference to Exhibit 10.13 to Avondale Incorporated's Registration Statement on Form
            S-4, File No. 333-5455-01).
 10.11  --  Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for G. Stephen Felker
            (incorporated by reference to Exhibit 10.14 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01).
 10.12  --  Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for Jack R. Altherr, Jr.
            (incorporated by reference to Exhibit 10.15 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01)
 10.13  --  Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for T. Wayne Spraggins
            (incorporated by reference to Exhibit 10.17 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01).
 10.14  --  Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for Keith Hull.
 10.15  --  Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for Robert G. Nelson.
 10.16  --  Phantom Unit Awards to G. Stephen Felker (incorporated by reference to Exhibit 10.19 to Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01).

EXHIBIT
NUMBER
------
 10.17  --  Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit
            10.21 to Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)
 10.18  --  Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit
            10.23 to Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01).
 10.19  --  Phantom Unit Awards to Keith M. Hull.
 10.21  --  Supply Agreement dated March 31, 1996 between the Company and C.H. Patrick & Co.,
            Inc. (incorporated by reference to Exhibit 10.24 to Avondale Incorporated's
            Registration Statement on Form S-4, File No. 33-5455-01).
 10.22  --  Note Purchase Agreement, dated December 28, 1995, among Oneita Industries, Inc.,
            Robert M. Gintel, and Avondale Mills, Inc. (incorporated by reference to Exhibit
            10.5 to Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01).
 12.1   --  Computation of Ratio of Earnings to Fixed Charges.
 23.1   --  Consent of Ernst & Young LLP, independent public accountants.
 27     --  Financial Data Schedule (for SEC use only).

---------------

     (b) Reports on Form 8-K

          Not applicable.

     (c) See Item 14(a)(3) and separate Exhibit Index attached hereto.

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVONDALE INCORPORATED

                                          By: G. STEPHEN FELKER
                                          --------------------------------------
                                          Name: G. Stephen Felker
                                          Title:Chairman of the Board,
                                                President and
                                                Chief Executive Officer

Date: November 13, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                    NAME                                  TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------
/s/  G. STEPHEN FELKER                         Chairman of the Board,        November 13, 1996
---------------------------------------------  President and Chief
G. Stephen Felker                              Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/  JACK R. ALTHERR, JR.                      Vice Chairman, Chief          November 13, 1996
---------------------------------------------  Financial Officer and
Jack R. Altherr, Jr.                           Director

DIRECTORS:

/s/  DALE J. BODEN                             Director                      November 13, 1996
---------------------------------------------
Dale J. Boden

/s/  ROBERT B. CALHOUN                         Director                      November 13, 1996
---------------------------------------------
Robert B. Calhoun

/s/  KENNETH H. CALLAWAY                       Director                      November 13, 1996
---------------------------------------------
Kenneth H. Callaway

/s/  HARRY C. HOWARD                           Director                      November 13, 1996
---------------------------------------------
Harry C. Howard

/s/  C. LINDEN LONGINO, JR.                    Director                      November 13, 1996
---------------------------------------------
C. Linden Longino, Jr.

/s/  JOHN P. STEVENS                           Director                      November 13, 1996
---------------------------------------------
John P. Stevens

                               INDEX TO EXHIBITS

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                              DESCRIPTION OF EXHIBITS                         NUMBERED PAGE
------      ----------------------------------------------------------------------- -------------
  2.1    -- Asset Purchase Agreement, dated March 31, 1996 among Avondale
            Incorporated, Avondale Mills, Inc., Graniteville Company and Triarc
            Companies, Inc. (incorporated by reference to Exhibit 2.1 to the
            Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
  3.1    -- Restated and Amended Articles of Incorporation of Avondale Incorporated
            (incorporated by reference to Exhibit 3.1 to Avondale Incorporated's
            Registration Statement on Form S-4, File No. 333-5455-01)..............
  3.2    -- Bylaws of Avondale Incorporated (incorporated by reference to Exhibit
            3.2 to Avondale Incorporated's Registration Statement on Form S-4, File
            No. 333-5455-01).......................................................
  4.1    -- Indenture for the Notes between Avondale Incorporated, Avondale Mills,
            Inc. and The Bank of New York, as Trustee (incorporated by reference to
            Exhibit 4.1 to Avondale Incorporated's Registration Statement on Form
            S-4, File No. 333-5455-01).............................................
  4.2    -- Amended and Restated Credit Agreement, dated as of April 29, 1996, among Avondale Mills, Inc., the Banks listed therein and Wachovia Bank of Georgia, N.A., as Agent (incorporated by reference to Exhibit 4.3 to
            Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
  4.3    -- Amended and Restated Security Agreement, dated April 29, 1996, between
            Avondale Mills, Inc. and Wachovia Bank of Georgia, N.A., as agent for the Banks which are parties to the Amended and Restated Credit
            Agreement (incorporated by reference to Exhibit 4.4 to Avondale
            Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
  4.4    -- Amended and Restated Parent Guaranty, dated April 29, 1996, executed by
            Avondale Incorporated in favor of Wachovia Bank of Georgia, N.A., as agent for the Banks which are parties to the Amended and Restated
            Credit Agreement (incorporated by reference to Exhibit 4.5 to Avondale
            Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
  4.5    -- Amended and Restated Stock Pledge Agreement, dated April 29, 1996, between Wachovia Bank of Georgia, N.A., as agent for the Banks which are parties to the Amended and Restated Credit Agreement, and Avondale
            Incorporated (incorporated by reference to Exhibit 4.6 to Avondale
            Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
  4.6    -- Agreement to Provide Certain Debt Instruments to the Commission upon
            Request (incorporated by reference to Exhibit 4.7 to Avondale
            Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
 10.1    -- Receivables Purchase Agreement, dated April 29, 1996, among Avondale
            Mills, Inc., as Servicer, and Avondale Receivables Company
            (incorporated by reference to Exhibit 10.1 to Avondale Incorporated's
            Registration Statement on Form S-4, File No. 333-5455-01)..............
 10.2    -- Pooling and Servicing Agreement, dated April 29, 1996, among Avondale
            Receivables Company, Avondale Mills, Inc. and Manufacturers and Traders
            Trust Company (incorporated by reference to Exhibit 10.2 to Avondale
            Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                              DESCRIPTION OF EXHIBITS                         NUMBERED PAGE
------      ----------------------------------------------------------------------- -------------
 10.3    -- Series 1996-1 Supplement to the Pooling and Servicing Agreement, dated
            April 29, 1996, among Avondale Receivables Company, Avondale Mills,
            Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01)...........................
 10.4    -- The Certificate Purchase Agreement, dated April 29, 1996, among
            Avondale Receivables Company, Avondale Mills, Inc., the purchasers described therein and First National Bank of Chicago, as agent
            (incorporated by reference to Exhibit 10.4 to Avondale Incorporated's
            Registration Statement on Form S-4, File No. 333-5455-01)..............
 10.5    -- Registration Rights Agreement, dated April 29, 1996 between Avondale
            Incorporated and the Persons listed therein (incorporated by reference to Exhibit 10.8 to Avondale Incorporated's Registration Statement on
            Form S-4, File No. 333-5455-01)........................................
 10.6    -- Shareholders Agreement, dated April 29, 1996 among Avondale
            Incorporated, the Investors listed therein, the Shareholders listed therein and Clipper Capital Partners, L.P., in its capacity as
            Purchaser Representative under the Agreement (incorporated by reference to Exhibit 10.9 to Avondale Incorporated's Registration Statement on
            Form S-4, File No. 333-5455-01)........................................
 10.7    -- Post-Merger Stock Transfer and Repurchase Agreement, dated August 27,
            1993 by and among Avondale Incorporated, Metropolitan Life Insurance
            Company, 1985 Merchant Investment Partnership, Merchant LBO, Inc., G.
            Stephen Felker, John F. Maypole and Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.10 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01)...........................
 10.8    -- Post-Merger Stock Transfer and Repurchase Agreement, dated August 27,
            1993 by and among Avondale Incorporated, Metropolitan Life Insurance
            Company, 1985 Merchant Investment Partnership, Merchant LBO, Inc., G.
            Stephen Felker, John F. Maypole and T. Wayne Spraggins (incorporated by reference to Exhibit 10.11 to Avondale Incorporated's Registration
            Statement on Form S-4, File No. 333-5455-01)...........................
 10.9    -- Avondale Incorporated Stock Option Plan (incorporated by reference to
            Exhibit 10.12 to Avondale Incorporated's Registration Statement on Form
            S-4, File No. 333-5455-01).............................................
 10.10   -- Avondale Mills, Inc. Associate Profit Sharing and Savings Plan
            (incorporated by reference to Exhibit 10.13 to Avondale Incorporated's
            Registration Statement on Form S-4, File No. 333-5455-01)..............
 10.11   -- Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for G.
            Stephen Felker (incorporated by reference to Exhibit 10.14 to Avondale
            Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
 10.12   -- Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for Jack R.
            Altherr, Jr. (incorporated by reference to Exhibit 10.15 to Avondale
            Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
 10.13   -- Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for T. Wayne
            Spraggins (incorporated by reference to Exhibit 10.17 to Avondale
            Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
 10.14   -- Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for Keith
            Hull...................................................................
 10.15   -- Avondale Mills, Inc. Fiscal 1995 Management Incentive Plan for Robert
            G. Nelson..............................................................

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                              DESCRIPTION OF EXHIBITS                         NUMBERED PAGE
------      ----------------------------------------------------------------------- -------------
 10.16   -- Phantom Unit Awards to G. Stephen Felker (incorporated by reference to
            Exhibit 10.19 to Avondale Incorporated's Registration Statement on Form
            S-4, File No. 333-5455-01).............................................
 10.17   -- Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated's Registration Statement on
            Form S-4, File No. 333-5455-01)........................................
 10.18   -- Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to
            Exhibit 10.23 to Avondale Incorporated's Registration Statement on Form
            S-4, File No. 333-5455-01).............................................
 10.19   -- Phantom Unit Awards to Keith M. Hull...................................
 10.21   -- Supply Agreement dated March 31, 1996 between the Company and C.H.
            Patrick & Co., Inc. (incorporated by reference to Exhibit 10.24 to
            Avondale Incorporated's Registration Statement on Form S-4, File No.
            333-5455-01)...........................................................
 10.22   -- Note Purchase Agreement, dated December 28, 1995, among Oneita
            Industries, Inc., Robert M. Gintel, and Avondale Mills, Inc.
            (incorporated by reference to Exhibit 10.5 to Avondale Incorporated's
            Registration Statement on Form S-4, File No. 333-5455-01)..............
 12.1    -- Computation of Ratio of Earnings to Fixed Charges......................
 23.1    -- Consent of Ernst & Young LLP, independent public accountants...........
 27      -- Financial Data Schedule (for SEC use only).............................

---------------

     (b) Reports on Form 8-K

          Not applicable.

     (c) See Item 14(a)(3) and separate Exhibit Index attached hereto.

     (d) Not applicable.