Form 10-Q
period 1996-11-29
AVONDALE INC
filed 1997-01-10
CIK 911634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE PERIOD ENDED NOVEMBER 29, 1996
                          -----------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________________ TO________________________


                        COMMISSION FILE NUMBER 33-68412

                               ---------------

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


  Former name, former address and former fiscal year, if changed since last report: N/A


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
     ---      ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Description                     As Of                Shares Outstanding
--------------------            ---------------           ------------------
Class A Common Stock            January 1, 1997           12,312,034  Shares
Class B Common Stock            January 1, 1997              978,939  Shares

================================================================================

                                  FORM  10-Q

                              TABLE OF CONTENTS


PART  I  -  FINANCIAL INFORMATION (UNAUDITED)

          Condensed Consolidated Balance Sheets at November 29, 1996 and August 30, 1996......................          1

          Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
          November 29, 1996 and November 24, 1995.............................................................          2

          Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
          November 29, 1996 and November 24, 1995.............................................................          3

          Notes to Condensed Consolidated Financial Statements................................................          4

          Management's Discussion and Analysis of Financial Condition and Results of Operations...............          6


PART  II - OTHER INFORMATION

          Item 1:   Legal Proceedings..........................................................................         8

          Item 2:   Changes in Securities......................................................................         8

          Item 3:   Defaults upon Senior Securities............................................................         8

          Item 4:   Submission of Matters to a Vote of Security Holders........................................         8

          Item 5:   Other Information..........................................................................         8

          Item 6:   Exhibits and Reports on Form 8-K...........................................................         8

          Signature............................................................................................         9

PART I.  FINANCIAL INFORMATION

                            AVONDALE INCORPORATED
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             AUG. 30,    NOV. 29,
                                                               1996       1996
                                                            ---------  ---------
                         ASSETS
Current assets
  Cash                                                      $   7,253  $   9,073
  Accounts receivable, less allowance for doubtful
     accounts of $4,920 in 1996 and $5,069 in 1997             84,428     86,200
  Due from Triarc                                               7,250         --
  Inventories                                                 127,698    137,368
  Prepaid expenses                                              2,792      1,606
                                                            ---------  ---------
     Total current assets                                     229,421    234,247

Property, plant and equipment
  Land                                                          8,532      8,532
  Buildings                                                    64,694     65,384
  Machinery and equipment                                     357,406    361,003
                                                            ---------  ---------
                                                              430,632    434,919
  Less accumulated depreciation                              (190,838)  (200,918)
                                                            ---------  ---------
                                                              239,794    234,001
Other assets                                                   23,864     20,002
                                                            ---------  ---------

                                                            $ 493,079  $ 488,250
                                                            =========  =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                          $  47,045  $  51,371
  Accrued compensation, benefits and related expenses          20,182     16,774
  Other accrued expenses                                       26,530     21,029
  Long-term debt due in one year                                3,250      3,250
  Income taxes payable                                             88      1,153
                                                            ---------  ---------
     Total current liabilities                                 97,095     93,577

Long-term debt                                                299,850    299,775
Deferred income taxes and other long-term liabilities          28,622     27,145
Shareholders' equity
  Preferred Stock
    $.01 par value; 10,000 shares authorized                       --         --
  Common Stock
    Class A, $.01 par value; 100,000 shares
       authorized, 12,312 issued and outstanding                  123        123
    Class B, $.01 par value; 5,000 shares
       authorized, 979 issued and outstanding                      10         10
  Capital in excess of par value                               41,844     41,844
  Retained earnings                                            25,535     25,776
                                                            ---------  ---------
     Total shareholders' equity                                67,512     67,753
                                                            ---------  ---------
                                                            $ 493,079  $ 488,250
                                                            =========  =========


           See notes to condensed consolidated financial statements.

                            AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         13 WEEKS ENDED
                                                      ---------------------
                                                      NOV. 24,     NOV. 29,
                                                        1995         1996
                                                      --------     --------
Net sales                                             $128,949     $254,064

Operating costs and expenses
  Cost of goods sold                                   108,960      218,303
  Depreciation                                           6,228       10,279
  Selling and administrative expenses                    6,725       11,470
                                                      --------     --------
     Operating income                                    7,036       14,012

Interest expense                                         3,008        6,498
Discount and expenses on sale of receivables                --        1,611
Loss attributable to investment in Oneita                   --        3,690
Other (income) expense, net                               (470)         258
                                                      --------     --------
  Income before income taxes                             4,498        1,955

Provision for income taxes                               1,745          784
                                                      --------     --------
     Net income                                       $  2,753     $  1,171
                                                      ========     ========
Per share data:
     Net income                                       $    .25     $    .09
                                                      ========     ========

     Dividends declared                               $    .07     $    .07
                                                      ========     ========

Weighted average shares outstanding                     11,135       13,400
                                                      ========     ========



           See notes to condensed consolidated financial statements.

                            AVONDALE INCORPORATED
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)



                                                                      13 WEEKS ENDED
                                                                  -----------------------
                                                                  NOV. 24,       NOV. 29,
                                                                    1995           1996
                                                                  --------       --------
Operating activities
  Net income                                                       $2,753         $ 1,171
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                               6,239          10,348
        Change in other assets                                       (507)          3,614
        Provision for deferred income taxes                          (968)         (1,476)
        Interest expense on payment-in-kind notes                   1,229              --
        Gain on sale of equipment                                    (511)             (2)
        Changes in operating assets and liabilities                  (868)         (6,526)
                                                                   ------         -------

           Net cash provided by operating activities                7,367           7,129
Investing activities
  Purchases of property, plant and equipment                       (4,952)         (4,306)
  Proceeds from sale of property, plant and equipment                 511               2
                                                                   ------         -------

           Net cash used in investing activities                   (4,441)         (4,304)
Financing activities
     Net payments on revolving line of credit                      (2,150)            (75)
     Dividends paid                                                  (775)           (930)

           Net cash used by  financing activities                  (2,925)         (1,005)
                                                                   ------         -------

Increase in cash                                                        1           1,820

Cash at beginning of period                                         1,334           7,253
                                                                   ------         -------

           Cash at end of period                                   $1,335         $ 9,073
                                                                   ======         =======


           See notes to condensed consolidated financial statements.

                            AVONDALE INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              NOVEMBER 29, 1996



     1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the "Company"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The August 30, 1996 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in
Note 1 to the August 30, 1996 Audited Consolidated Financial Statements.

     Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and Long-Lived Assets to be Disposed Of." The adoption of this statement had no impact on the Company's financial results.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen weeks ended November 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1997.


     2. Inventories: Components of inventories are as follows (amounts in thousands):

                                                      AUG. 30,     NOV. 29,
                                                        1996         1996
                                                      --------     --------
          Finished goods                              $ 35,746       42,575
          Work in process                               56,826       57,647
          Raw materials                                 26,817       30,959
          Dyes and chemicals                             9,119        6,595
                                                      --------     --------
          Inventories at FIFO                          128,508      137,776

          Less allowance to reduce carrying value to
            LIFO basis                                  (7,725)      (7,525)
                                                      --------     --------
                                                       120,783      130,251
          Supplies at average cost                       6,915        7,117
                                                      --------     --------

                                                      $127,698     $137,368
                                                      ========     ========

                            AVONDALE INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON.)
                                 (UNAUDITED)
                              NOVEMBER 29, 1996

     Valuation of the Company's inventories under the last-in, first-out (LIFO) method at November 29, 1996 and the related impact on the statement of income for the thirteen weeks then ended has been determined using estimated quantities and costs as of the fiscal 1997 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

     3.  Investment in securities:   In January 1996, the Company purchased a
$7.5 million subordinated note due February 26, 1999, having convertible features, from Oneita Industries, Inc. ("Oneita"). On August 27, 1996, the Company converted the subordinated note plus accrued interest into 2,270,833 shares of common stock of Oneita, representing ownership of 24.8% of Oneita's outstanding shares. This investment, which is accounted for under the equity method, is included in Other assets in the Consolidated Balance Sheet.

     The following summarizes the results of operations reported by Oneita for its fiscal quarter ended September 29, 1996, the first quarter reported by Oneita subsequent to the Company's conversion of the subordinated note into Oneita's common stock (amounts in thousands):


                                    Three Months Ended
                                    September 28, 1996
                                    ------------------
     Net Sales                          $ 34,711
                                        ========

     Loss from Operations               $(16,615)
                                        ========

     Net Loss                           $(18,828)
                                        ========

     During the thirteen weeks ended November 29, 1996, the Company recorded a loss of $3.7 million attributable to its investment in Oneita. Such loss represented the Company's pro rata share of the net loss incurred by Oneita subsequent to the August 27, 1996 conversion of the Company's investment into equity.

     4. Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management's estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on its future results of operations or financial position.

     The Company is also a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended November 29, 1996 Compared to Thirteen Weeks Ended November 24, 1995

     NET SALES. Net sales increased 97.0% to $254.1 million in fiscal 1997 from $129.0 million in fiscal 1996, primarily as a result of the Company's acquisition of substantially all of the textile assets of Graniteville Company ("Graniteville") in April 1996.

     Apparel fabric sales increased 245.1% to $178.6 million in fiscal 1997 from $51.8 million in fiscal 1996. This increase in sales reflected a 289.6% increase in yards sold, which was partially offset by a 11.4% decline in average selling prices. The increase in yards sold was primarily attributable to the acquisition of Graniteville in April 1996. The decline in average selling prices resulted from the inclusion of net sales attributable to Graniteville, which generally were at lower average selling prices than the Company's other apparel fabric sales.

     Greige and specialty fabric sales increased 32.1% to $15.1 million in fiscal 1997 from $11.4 million in fiscal 1996. This increase in sales was primarily the result of an increase in yards sold due to the inclusion of net sales attributable to Graniteville, which was acquired in April 1996.

     Yarn sales decreased 8.1% to $60.5 million in fiscal 1997 from $65.8 million in fiscal 1996. This decrease reflected a 3.5% decrease in pounds sold and a 4.8% decrease in average selling prices. These decreases reflected weak demand in the knitted apparel market and excess production capacity within the yarn industry during the period.

     COST OF GOODS SOLD. Cost of goods sold increased 100.4% to $218.3 million in fiscal 1997 from $109.0 million in fiscal 1996. Cost of goods sold as a percentage of net sales increased to 85.9% in fiscal 1997 from 84.5% in fiscal 1996, primarily due to higher production costs of certain Graniteville products. Raw material costs as a percentage of net sales decreased to 50.0% in fiscal 1997 from 52.2% in fiscal 1996, while conversion costs as a percentage of net sales increased to 35.9% in fiscal 1997 from 32.4% in fiscal 1996.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 70.6% to $11.5 million in fiscal 1997 from $6.7 million in fiscal 1996, primarily due to additional expenses attributable to Graniteville. Selling and administrative expenses as a percentage of net sales decreased to 4.5% in fiscal 1997 from 5.2% in fiscal 1996.

     INTEREST EXPENSE, NET. Interest expense, net increased 116.1% to $6.5 million in fiscal 1997 from $3.0 million in fiscal 1996. This increase reflected a higher level of outstanding borrowings during fiscal 1997 as a result of the acquisition of Graniteville.

     DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.6 million for fiscal 1997, which related to the receivables securitization facility established by the Company in April 1996.

     LOSS ATTRIBUTABLE TO INVESTMENT IN ONEITA. Based upon Oneita's expectations of continued operating losses for its first and second quarters of 1997, the Company anticipates recording additional losses attributable to its investment in Oneita during fiscal 1997. The carrying value of this investment at November 29, 1996 was less than the New York Stock Exchange quoted market value.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON.)


RESULTS OF OPERATIONS (CON.)

     PROVISION FOR INCOME TAXES. Provision for income taxes decreased 55.1% to $0.8 million for fiscal 1997 from $1.7 million for fiscal 1996. The Company's effective tax rate was 40.1% in fiscal 1997 compared to 38.8% in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $7.1 million for the thirteen weeks ended November 29, 1996. Principal working capital changes included a $5.5 million decrease in Accounts Receivable, a $9.7 million increase in Inventories, and a $4.6 million decrease in Accounts Payable and Accrued Expenses. The Company's investing activities included $4.3 million in capital improvements relating to the ongoing modernization of the Company's manufacturing facilities. Net cash used in financing activities aggregated $1.0 million, including $930,000 used to pay dividends on outstanding capital stock.

     At November 29, 1996, the Company had borrowings of $161.0 million outstanding under its revolving line of credit and $64.0 million of borrowing availability thereunder.

     Management estimates that capital expenditures for fiscal 1997 will be approximately $40.0 million, and that such amounts will be used primarily to upgrade weaving equipment and to improve fabric finishing facilities.

     Management believes that cash generated from operations, together with borrowings available under its revolving line of credit and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future. The Company will also continue to consider other options available to it in connection with future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

                             AVONDALE INCORPORATED


PART II - OTHER INFORMATION

Item 1  Legal Proceedings

        None

Item 2  Changes in Securities

        None

Item 3  Defaults upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        (a) The Company held its Annual Meeting of Shareholders on November 13, 1996.

        (b) Eight directors were elected at the Annual Meeting to serve until the Annual Meeting of
            Shareholders in 1997. The names of these Directors are as follows:

            G. Stephen Felker
            Jack R. Altherr, Jr.
            Dale J. Boden
            Robert B. Calhoun
            Kenneth H. Callaway
            Harry C. Howard
            C. Linden Longino, Jr.
            John P. Stevens

        (c) The Company had outstanding shares of Class A Common Stock and Class B Common
            Stock having an aggregate of 31,890,814 votes entitled to be cast at the Annual Meeting.
            Of such aggregate outstanding votes, 42,630 votes were not present at the Annual
            Meeting in person or by proxy. The remaining outstanding 31,848,184 votes were present at the Annual Meeting in person or by proxy and voted For the 8 directors that were elected at the Annual Meeting. There were no abstentions or broker non-votes and no votes were withheld.

Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibits

        27. Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K

            1. On October 18, 1996, the Company filed a current report on Form 8-K regarding the Company's position relative to "forward looking statements" and certain safe harbors provided in the Securities Act of 1933 and the Securities Exchange Act
               of 1934.

            2. On October 18, 1996, the Company filed a current report on Form 8-K regarding its press release for the fiscal year ended August 30, 1996.



                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AVONDALE INCORPORATED



                           By: /s/ G. STEPHEN FELKER
                               ------------------------------------------------
                               G. Stephen Felker
                               Chairman, President, and Chief Executive Officer



                           By: /s/ JACK R. ALTHERR, JR.
                               ------------------------------------------------
                               Jack R. Altherr, Jr.
                               Vice Chairman and Chief Financial Officer





Date: January 8, 1997