Form 10-Q
period 1997-02-28
AVONDALE INC
filed 1997-04-11
CIK 911634

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               ---------------
                                  FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES
        EXCHANGE ACT OF 1934
    FOR THE PERIOD ENDED FEBRUARY 28, 1997
                         -----------------

                                     OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                   TO
                                   -----------------    -----------------


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Description                   As Of                 Shares Outstanding
  --------------------           -------------             ------------------
  Class A Common Stock           April 4, 1997             12,312,034  Shares
  Class B Common Stock           April 4, 1997                978,939  Shares


================================================================================

                                   FORM  10-Q

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION (UNAUDITED)
     Condensed Consolidated Balance Sheets at February 28, 1997 and August 30,                                       1

     Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
     February 28, 1997 and February 23, 1996                                                                         2

     Condensed Consolidated Statements of Income for the Twenty-Six Weeks Ended
     February 28, 1997 and February 23, 1996                                                                         3

     Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
     February 28, 1997 and February 23, 1996                                                                         4

     Notes to Condensed Consolidated Financial Statements                                                            5

     Management's Discussion and Analysis of Financial Condition and Results of Operations                           7

PART II - OTHER INFORMATION
     Item 1:      Legal Proceedings                                                                                 11

     Item 2:      Changes in Securities                                                                             11

     Item 3:      Defaults upon Senior Securities                                                                   11

     Item 4:      Submission of Matters to a Vote of Security Holders                                               11

     Item 5:      Other Information                                                                                 11

     Item 6:      Exhibits and Reports on Form 8-K                                                                  11

     Signature                                                                                                      12

PART I.  FINANCIAL INFORMATION

                             AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          AUG. 30,    FEB. 28,
                                                            1996        1997
                                                         ----------  ----------
                                    ASSETS
Current assets
 Cash                                                    $    7,253  $    4,112
 Accounts receivable, less allowance for doubtful
    accounts of $4,920 in 1996 and $5,607 in 1997            84,428      87,195
 Due from Triarc                                              7,250          --
 Inventories                                                127,698     135,590
 Prepaid expenses                                             2,792       7,394
                                                         ----------  ----------
    Total current assets                                    229,421     234,291

Property, plant and equipment
 Land                                                         8,490       8,490
 Buildings                                                   64,275      65,189
 Machinery and equipment                                    355,155     363,624
                                                         ----------  ----------
                                                            427,920     437,303
 Less accumulated depreciation                             (190,838)   (210,736)
                                                         ----------  ----------
                                                            237,082     226,567
Other assets                                                 26,576      21,048
                                                         ----------  ----------

                                                         $  493,079  $  481,906
                                                         ==========  ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                       $   47,045  $   48,372
  Accrued compensation, benefits and related expenses        20,182      15,106
  Other accrued expenses                                     26,530      23,729
  Long-term debt due in one year                              3,250       2,250
  Income taxes payable                                           88          --
                                                         ----------  ----------
     Total current liabilities                               97,095      89,457

Long-term debt                                              299,850     294,150
Deferred income taxes and other long-term liabilities        28,622      31,006
Shareholders' equity
 Preferred Stock
    $.01 par value; 10,000 shares authorized                     --          --
 Common Stock
    Class A, $.01 par value; 100,000 shares
       authorized, 12,312 issued and outstanding                123         123
    Class B, $.01 par value; 5,000 shares
       authorized, 979 issued and outstanding                    10          10
 Capital in excess of par value                              41,844      41,844
 Retained earnings                                           25,535      25,316
                                                         ----------  ----------
     Total shareholders' equity                              67,512      67,293
                                                         ----------  ----------

                                                         $  493,079  $  481,906
                                                         ==========  ==========

          See notes to condensed consolidated financial statements.

                             AVONDALE INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THIRTEEN WEEKS ENDED
                                                            --------------------
                                                             FEB. 23,  FEB. 28,
                                                               1996      1997
                                                            --------- ----------
Net sales                                                   $ 114,547 $ 247,630

Operating costs and expenses
  Cost of goods sold                                           96,605   215,228
  Depreciation                                                  6,379    10,282
  Selling and administrative expenses                           6,567    11,146
                                                            --------- ---------

   Operating income                                             4,996    10,974

  Interest expense                                              3,028     6,915
  Discount and expenses on sale of receivables                     --     1,625
  Loss attributable to investment in Oneita                        --     1,466
  Other (income) expense, net                                     (70)      171
                                                            --------- ---------

  Income before income taxes                                    2,038       797

Provision for income taxes                                        795       326
                                                            --------- ---------

   Net income                                               $   1,243 $     471
                                                            ========= =========

Per share data:
   Net income                                               $     .11 $     .04
                                                            ========= =========

   Dividends declared                                       $     .07 $     .07
                                                            ========= =========

Weighted average shares outstanding                            11,069    13,400
                                                            ========= =========

          See notes to condensed consolidated financial statements.

                             AVONDALE INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   TWENTY-SIX WEEKS ENDED
                                                   ----------------------
                                                    FEB. 23,    FEB. 28,
                                                      1996        1997
                                                   ----------  ----------
Net sales                                          $  243,496  $  501,694

Operating costs and expenses
  Cost of goods sold                                  205,565     433,531
  Depreciation                                         12,607      20,561
  Selling and administrative expenses                  13,292      22,616
                                                   ----------  ----------

   Operating income                                    12,032      24,986

Interest expense                                        6,036      13,413
Discount and expenses on sale of receivables               --       3,236
Loss attributable to investment in Oneita                  --       5,156
Other (income) expense, net                              (540)        429
                                                   ----------  ----------

  Income before income taxes                            6,536       2,752

Provision for income taxes                              2,540       1,110
                                                   ----------  ----------

   Net income                                      $    3,996  $    1,642
                                                   ==========  ==========

Per share data:
   Net income                                      $      .36  $      .12
                                                   ==========  ==========

   Dividends declared                              $      .14  $      .14
                                                   ==========  ==========

Weighted average shares outstanding                    11,133      13,400
                                                   ==========  ==========

            See notes to condensed consolidated financial statements

                             AVONDALE INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              TWENTY-SIX WEEKS ENDED
                                                                                              ----------------------
                                                                                              FEB. 23,      FEB. 28,
                                                                                                1996          1997
                                                                                              --------      --------
Operating activities
  Net income                                                                                  $  3,996      $  1,642
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                           12,629        20,586
        Loss attributable to investment in Oneita                                                   --         5,156
        Provision for deferred income taxes                                                        142         2,384
        Interest expense on payment-in-kind notes                                                1,229            --
        Gain on sale of equipment                                                                 (639)          (41)
        Changes in operating assets and liabilities                                            (18,447)      (14,774)
                                                                                              --------      --------

           Net cash provided by operating activities                                            (1,090)       14,953
Investing activities
  Purchases of property, plant and equipment                                                   (13,275)       (9,599)
  Proceeds from sale of property, plant and equipment                                              640            66
                                                                                              --------      --------

           Net cash used in investing activities                                               (12,635)       (9,533)
Financing activities
  Net additions to (payments on) revolving line of credit and long-term debt                    16,825        (6,700)
  Dividends paid                                                                                (1,550)       (1,861)
                                                                                              --------      --------

          Net cash provided by (used in) financing activities                                   15,275        (8,561)
                                                                                              --------      --------
Increase (decrease) in cash                                                                      1,550        (3,141)

Cash at beginning of period                                                                      1,335         7,253
                                                                                              --------      --------

          Cash at end of period                                                               $  2,885      $  4,112
                                                                                              ========      ========

          See notes to condensed consolidated financial statements.

                             AVONDALE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               FEBRUARY 28, 1997



     1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the "Company"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The August 30, 1996 balance sheet has been derived from the audited financial statements at that date. Certain prior year balances have been reclassified to conform to the current year's presentation. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 30, 1996 Audited Consolidated Financial Statements.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen weeks and twenty-six weeks ended February 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1997.


     2. Inventories: Components of inventories are as follows (amounts in thousands):

                                                                      AUG. 30,  FEB. 28,
                                                                        1996      1997
                                                                      --------  --------
        Finished goods                                                $ 35,746  $ 39,910
        Work in process                                                 56,826    57,241
        Raw materials                                                   28,812    31,715
        Dyes and chemicals                                               6,353     5,411
                                                                      --------  --------
        Inventories at FIFO                                            127,737   134,277

        Less allowance to reduce carrying value to
          LIFO basis                                                    (7,725)   (6,925)
                                                                      --------  --------
                                                                       120,012   127,352
        Supplies at average cost                                         7,686     8,238
                                                                      --------  --------

                                                                      $127,698  $135,590
                                                                      ========  ========

                             AVONDALE INCORPORATED
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (UNAUDITED)
                               FEBRUARY 28, 1997

     Valuation of the Company's inventories under the last-in, first-out (LIFO) method at February 28, 1997 and the related impact on the statement of income for the thirteen weeks and twenty-six weeks then ended has been determined using estimated quantities and costs as of the fiscal 1997 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

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

     The following summarizes the results of operations reported by Oneita for its two fiscal quarters ended December 28, 1996 (amounts in thousands):

                                                  Two Fiscal Quarters Ended
                                                      December 28, 1996
                                                  -------------------------
     Net Sales                                            $  68,608
                                                          =========
     Loss from Operations                                 $ (20,645)
                                                          =========
     Net Loss                                             $ (24,738)
                                                          =========

     During the thirteen weeks and twenty-six weeks ended February 28, 1997, the Company recorded a loss of approximately $1.5 and $5.2 million, respectively, attributable to its investment in Oneita. Such loss represented the Company's pro rata share of the net loss incurred by Oneita for its two fiscal quarters noted above.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended February 28, 1997 Compared to Thirteen Weeks Ended February 23, 1996

     NET SALES. Net sales increased 116.2% to $247.6 million for the thirteen weeks ended February 28, 1997 from $114.5 million for the thirteen weeks ended February 23, 1996, primarily as a result of the Company's acquisition of substantially all of the textile assets of Graniteville Company
("Graniteville")  in April 1996.

     Apparel fabric sales increased 251.8% to $167.7 million for the thirteen weeks ended February 28, 1997 from $47.7 million for the thirteen weeks ended February 23, 1996. This increase in sales reflected a 293.4% increase in yards sold, which was partially offset by a 10.6% decline in average selling prices. The increase in yards sold was primarily attributable to the acquisition of Graniteville in April 1996. The decline in average selling prices resulted from the inclusion of net sales attributable to Graniteville, which generally were at lower average selling prices than the Company's other apparel fabric sales, and softening market prices for certain denim fabrics caused by excess inventories of denim fabric and garments within the industry, as well as increased production capacity of domestic and Mexican suppliers.

     Greige and specialty fabric sales increased 70.1% to $17.4 million for the thirteen weeks ended February 28, 1997 from $10.2 million for the thirteen weeks ended February 23, 1996. This increase in sales was primarily the result of an increase in yards sold due to the inclusion of net sales attributable to Graniteville, which was acquired in April 1996.

     Yarn sales increased 10.3% to $62.5 million for the thirteen weeks ended February 28, 1997 from $56.6 million for the thirteen weeks ended February 23, 1996. This increase reflected a 12.8% increase in pounds sold and a 2.2% decrease in average selling prices. These fluctuations reflected a more aggressive marketing strategy aimed at improving capacity utilization and reducing unit conversion costs. Market prices remained very competitive, reflecting continued excess production capacity within the yarn industry during the thirteen weeks ended February 28, 1997.

     COST OF GOODS SOLD. Cost of goods sold increased 122.8% to $215.2 million for the thirteen weeks ended February 28, 1997 from $96.6 million for the thirteen weeks ended February 23, 1996. Cost of goods sold as a percentage of net sales increased to 86.9% for the thirteen weeks ended February 28, 1997 from 84.3% for the thirteen weeks ended February 23, 1996, primarily due to higher production costs of certain Graniteville products and the impact of lower average selling prices. Raw material costs as a percentage of net sales decreased to 46.9% for the thirteen weeks ended February 28, 1997 from 50.0% for the thirteen weeks ended February 23, 1996, while conversion costs as a percentage of net sales increased to 40.1% for the thirteen weeks ended February 28, 1997 from 34.4% for the thirteen weeks ended February 23, 1996.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 69.7% to $11.1 million for the thirteen weeks ended February 28, 1997 from $6.6 million for the thirteen weeks ended February 23, 1996, primarily due to additional expenses attributable to Graniteville. Selling and administrative expenses as a percentage of net sales decreased to 4.5% for the thirteen weeks ended February 28, 1997 from 5.7% for the thirteen weeks ended February 23, 1996.

     INTEREST EXPENSE, NET. Interest expense, net increased 128.4% to $6.9 million for the thirteen weeks ended February 28, 1997 from $3.0 million for the thirteen weeks ended February 23, 1996. This increase reflected a higher average of outstanding borrowings during the thirteen weeks ended February 28, 1997 as a result of borrowings incurred to finance the acquisition of Graniteville.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


RESULTS OF OPERATIONS (CONT.)

     DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.6 million for the thirteen weeks ended February 28, 1997, which related to the receivables securitization facility established by the Company in April 1996.

     LOSS ATTRIBUTABLE TO INVESTMENT IN ONEITA. During the thirteen weeks ended February 28, 1997 the Company recorded a loss of approximately $1.5 million attributable to its investment in Oneita. Such loss represented the Company's pro rata share of the net loss incurred by Oneita for its fiscal quarter ended December 28, 1996. The carrying value of this investment at February 28, 1997 was less than the aggregate market value of such investment based upon the last reported close price of Oneita's common stock as reported on the New York Stock Exchange as of February 28, 1997.

     PROVISION FOR INCOME TAXES. Provision for income taxes decreased 59.0% to $0.3 million for the thirteen weeks ended February 28, 1997 from $0.8 million for the thirteen weeks ended February 23, 1996. The Company's effective tax rate was 40.1% for the thirteen weeks ended February 28, 1997 compared to 39.0% for the thirteen weeks ended February 23, 1996.

Twenty-Six Weeks Ended February 28, 1997 Compared to Twenty-Six Weeks Ended February 23, 1996

     NET SALES. Net sales increased 106.0% to $501.7 million for the twenty-six weeks ended February 28, 1997 from $243.5 million for the twenty-six weeks ended February 23, 1996, primarily as a result of the Company's acquisition of substantially all of the textile assets of Graniteville.

     Apparel fabric sales increased 248.3% to $346.3 million for the twenty-six weeks ended February 28, 1997 from $99.4 million for the twenty-six weeks ended February 23, 1996. This increase in sales reflected a 291.4% increase in yards sold, which was partially offset by a 11.0% decline in average selling prices. The increase in yards sold was primarily attributable to the acquisition of Graniteville in April 1996. The decline in average selling prices resulted from the inclusion of net sales attributable to Graniteville, which generally were at lower average selling prices than the Company's other apparel fabric sales, and softening market prices for certain denim fabrics caused by excess inventories of denim fabric and garments within the industry, as well as increased production capacity of domestic and Mexican suppliers.

     Greige and specialty fabric sales increased 50.1% to $32.5 million for the twenty-six weeks ended February 28, 1997 from $21.6 million for the twenty-six weeks ended February 23, 1996. This increase in sales was primarily the result of an increase in yards sold due to the inclusion of net sales attributable to Graniteville, which was acquired in April 1996.

     Yarn sales increased 0.4% to $122.9 million for the twenty-six weeks ended February 28, 1997 from $122.4 million for the twenty-six weeks ended February 23, 1996. This increase reflected a 4.2% increase in pounds sold and a 3.7% decrease in average selling prices. These fluctuations reflected a more aggressive marketing strategy aimed at improving capacity utilization and reducing unit conversion costs. Market prices remained very competitive, reflecting continued excess production capacity within the yarn industry during the twenty-six weeks ended February 28, 1997.

     COST OF GOODS SOLD. Cost of goods sold increased 110.9% to $433.5 million for the twenty-six weeks ended February 28, 1997 from $205.6 million for the twenty-six weeks ended February 23, 1996. Cost of goods sold as a percentage of net sales increased to 86.4% for the twenty-six weeks ended February 28, 1997 from 84.4% for the twenty-six weeks ended February 23, 1996, primarily due to higher production costs of certain Graniteville

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


RESULTS OF OPERATIONS (CONT.)

products and the impact of lower average selling prices. Raw material costs as a percentage of net sales decreased to 48.5% for the twenty-six weeks ended February 28, 1997 from 51.1% for the twenty-six weeks ended February 23, 1996, while conversion costs as a percentage of net sales increased to 38.0% for the twenty-six weeks ended February 28, 1997 from 33.3% for the twenty-six weeks ended February 23, 1996.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 70.1% to $22.6 million for the twenty-six weeks ended February 28, 1997 from $13.3 million for the twenty-six weeks ended February 23, 1996, primarily due to additional expenses attributable to Graniteville. Selling and administrative expenses as a percentage of net sales decreased to 4.5% for the twenty-six weeks ended February 28, 1997 from 5.5% for the twenty-six weeks ended February 23, 1996.

     INTEREST EXPENSE, NET. Interest expense, net increased 122.2% to $13.4 million for the twenty-six weeks ended February 28, 1997 from $6.0 million for the twenty-six weeks ended February 23, 1996. This increase reflected a higher average of outstanding borrowings during the twenty-six weeks ended February 28, 1997 as a result of borrowings incurred to finance the acquisition of Graniteville.

     DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $3.2 million for the twenty-six weeks ended February 28, 1997, which related to the receivables securitization facility established by the Company in April 1996.

     LOSS ATTRIBUTABLE TO INVESTMENT IN ONEITA. During the twenty-six weeks ended February 28, 1997 the Company recorded a loss of approximately $5.2 million attributable to its investment in Oneita. Such loss represented the Company's pro rata share of the net loss incurred by Oneita for its two fiscal quarters ended December 28, 1996. The carrying value of this investment at February 28, 1997 was less than the aggregate market value of such investment based upon the last reported close price of Oneita's common stock as reported on the New York Stock Exchange as of February 28, 1997.

     PROVISION FOR INCOME TAXES. Provision for income taxes decreased 56.3% to $1.1 million for the twenty-six weeks ended February 28, 1997 from $2.5 million for the twenty-six weeks ended February 23, 1996. The Company's effective tax rate was 40.3% for the twenty-six weeks ended February 28, 1997 compared to 38.9% for the twenty-six weeks ended February 23, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $15.0 million for the twenty-six weeks ended February 28, 1997. Principal working capital changes included a $2.8 million increase in Accounts Receivable, a $7.9 million increase in Inventories, and a $6.6 million decrease in Accounts Payable and Accrued Expenses. The Company's investing activities included $9.6 million in capital improvements relating to the ongoing modernization of the Company's manufacturing facilities. Net cash used in financing activities aggregated $8.6 million, including $6.7 million to repay debt and $1.9 million to pay dividends on outstanding capital stock.

     At February 28, 1997, the Company had borrowings of $156.4 million outstanding under its revolving line of credit and $68.6 million of borrowing availability thereunder.

     The Company's capital expenditures aggregated $9.6 million for the twenty-six weeks ended February 28, 1997. These expenditures were primarily for the expansion of the Company's denim manufacturing operations and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 1997 will be

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


RESULTS OF OPERATIONS (CONT.)

approximately $30.0 million, and that such amounts will be used primarily to upgrade weaving equipment and to improve fabric finishing facilities.

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

             None

Item 5       Other Information

             None

Item 6       Exhibits and Reports on Form 8-K

             (a)   Exhibits

             27.   Financial Data Schedule

             (b)   Reports on Form 8-K

                   None

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






Date:   April 11, 1997
        --------------
                                       12