Form 10-Q
period 1997-05-30
AVONDALE INC
filed 1997-07-11
CIK 911634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MAY 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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


Former name, former address and former fiscal year, if changed since last report: N/A


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Description          As Of      Shares Outstanding
            --------------------  -------------  ------------------
            Class A Common Stock   July 7, 1997  12,312,034  Shares
            Class B Common Stock   July 7, 1997     978,939  Shares

                                   FORM  10-Q

                               TABLE OF CONTENTS



PART  I  -  FINANCIAL INFORMATION  (UNAUDITED)



Condensed Consolidated Balance Sheets at May 30, 1997 and August 30, 1996                           1

Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
May 30, 1997 and May 24, 1996                                                                       2

Condensed Consolidated Statements of Income for the Thirty-Nine Weeks Ended
May 30, 1997 and May 24, 1996                                                                       3

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
May 30, 1997 and May 24, 1996                                                                       4

Notes to Condensed Consolidated Financial Statements                                                5

Management's Discussion and Analysis of Financial Condition and Results of Operations               7



PART  II - OTHER INFORMATION
----------------------------


   Item 1:     Legal Proceedings                                                                   11

   Item 2:     Changes in Securities                                                               11

   Item 3:     Defaults upon Senior Securities                                                     11

   Item 4:     Submission of Matters to a Vote of Security Holders                                 11

   Item 5:     Other Information                                                                   11

   Item 6:     Exhibits and Reports on Form 8-K                                                    11

   Signature                                                                                       12

PART I.  FINANCIAL INFORMATION

                             AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    AUG. 30,      MAY 30,
                                                                      1996         1997
                                                                    --------     --------
                                     ASSETS
    Current assets
     Cash                                                           $   7,253  $   7,950
     Accounts receivable, less allowance for doubtful
        accounts of $4,920 in 1996 and $5,807 in 1997                  84,428     79,543
     Due from Triarc                                                    7,250         --
     Inventories                                                      127,698    130,881
     Prepaid expenses                                                   2,792      2,347
                                                                    ---------  ---------
        Total current assets                                          229,421    220,721

    Property, plant and equipment
     Land                                                               8,490      8,510
     Buildings                                                         64,275     66,053
     Machinery and equipment                                          355,155    369,455
                                                                    ---------  ---------
                                                                      427,920    444,018
     Less accumulated depreciation                                   (190,838)  (220,444)
                                                                    ---------  ---------
                                                                      237,082    223,574
    Other assets                                                       26,576     27,564
                                                                    ---------  ---------

                                                                    $ 493,079  $ 471,859
                                                                    =========  =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities
     Accounts payable                                               $  47,045  $  46,711
     Accrued compensation, benefits and related expenses               20,182     22,090
     Other accrued expenses                                            26,530     20,834
     Long-term debt due in one year                                     3,250      2,250
     Income taxes payable                                                  88      6,843
                                                                    ---------  ---------
        Total current liabilities                                      97,095     98,728

   Long-term debt                                                     299,850    263,925
   Deferred income taxes and other long-term liabilities               28,622     32,548
   Shareholders' equity
    Preferred Stock
       $.01 par value; 10,000 shares authorized                            --         --
    Common Stock
       Class A, $.01 par value; 100,000 shares
          authorized, 12,312 issued and outstanding                       123        123
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding                           10         10
    Capital in excess of par value                                     41,844     41,844
    Retained earnings                                                  25,535     34,681
                                                                    ---------  ---------
        Total shareholders' equity                                     67,512     76,658
                                                                    ---------  ---------
                                                                    $ 493,079  $ 471,859
                                                                    =========  =========


           See notes to condensed consolidated financial statements.

                             AVONDALE INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    THIRTEEN WEEKS ENDED
                                                   ----------------------
                                                      MAY 24,    MAY 30,
                                                       1996       1997
                                                   -----------  ---------
        Net sales                                     $179,596  $277,182

        Operating costs and expenses
        Cost of goods sold                             154,464   229,230
        Depreciation                                     7,847     9,947
        Selling and administrative expenses              8,045    11,298
                                                      --------  --------

           Operating income                              9,240    26,707

        Interest expense                                 4,847     6,682
        Discount and expenses on sale of receivables     2,021     1,559
        Loss attributable to investment in Oneita           --     1,300
        Other (income) expense, net                         56       (59)
                                                      --------  --------

        Income before income taxes                       2,316    17,225

        Provision for income taxes                         890     6,930
                                                      --------  --------

           Net income                                 $  1,426  $ 10,295
                                                      ========  ========

        Per share data:
           Net income                                 $    .12  $    .77
                                                      ========  ========

           Dividends declared                         $    .07  $    .07
                                                      ========  ========

        Weighted average shares outstanding             11,809    13,400
                                                      ========  ========



           See notes to condensed consolidated financial statements.

                             AVONDALE INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THIRTY-NINE WEEKS ENDED
                                                    -----------------------
                                                       MAY 24,   MAY 30,
                                                        1996      1997
                                                    -----------  ----------
        Net sales                                     $423,092  $778,876

        Operating costs and expenses
        Cost of goods sold                             360,029   662,761
        Depreciation                                    20,454    30,508
        Selling and administrative expenses             21,337    33,914
                                                      --------  --------

           Operating income                             21,272    51,693

        Interest expense                                10,883    20,095
        Discount and expenses on sale of receivables     2,021     4,795
        Loss attributable to investment in Oneita           --     6,456
        Other expense, net                                (484)      370
                                                      --------  --------

        Income before income taxes                       8,852    19,977

        Provision for income taxes                       3,430     8,040
                                                      --------  --------

           Net income                                 $  5,422  $ 11,937
                                                      ========  ========

        Per share data:
           Net income                                 $    .48  $    .89
                                                      ========  ========

           Dividends declared                         $    .21  $    .21
                                                      ========  ========

        Weighted average shares outstanding             11,359    13,400
                                                      ========  ========



            See notes to condensed consolidated financial statements

                             AVONDALE INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THIRTY-NINE WEEKS ENDED
                                                                             -----------------------
                                                                                MAY 24,    MAY 30,
                                                                                 1996       1997
                                                                             ----------- ----------
Operating activities
  Net income                                                                  $   5,422  $  11,937
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                            20,560     30,730
        Loss attributable to investment in Oneita                                    --      6,456
        Provision for deferred income taxes                                         834      3,696
        Interest expense on payment-in-kind notes                                 2,671         --
        Gain on sale of equipment                                                  (655)        (5)
        Changes in operating assets and liabilities                             (10,808)   (13,057)
                                                                              ---------  ---------

           Net cash provided by operating activities                             18,024     39,757
Investing activities
   Acquisition of textile business of Graniteville                             (247,956)        --
   Due from Triarc                                                              (10,145)     7,250
   Investment in Oneita securities                                               (7,500)        --
   Purchases of property, plant and equipment                                   (26,941)  ( 17,766)
  Proceeds from sale of property, plant and equipment                               617      1,172
                                                                              ---------  ---------

           Net cash used in investing activities                               (291,925)    (9,344)
Financing activities
  Net additions to (payments on) revolving line of credit and long-term debt     65,850    (36,925)
  Issuance of subordinated notes                                                125,000         --
  Deferred financing costs                                                       (6,184)        --
  Sale of accounts receivable                                                   104,000     10,000
  Issuance of common stock                                                       39,300         --
  Retirement of subordinated note                                               (45,014)        --
  Dividends paid                                                                 (2,480)    (2,791)
                                                                              ---------  ---------

            Net cash provided by (used in) financing activities                 280,472    (29,716)
                                                                              ---------  ---------

Increase in cash                                                                  6,571        697

Cash at beginning of period                                                       1,335      7,253
                                                                              ---------  ---------

            Cash at end of period                                             $   7,906  $   7,950
                                                                              =========  =========


           See notes to condensed consolidated financial statements.

                             AVONDALE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  MAY 30, 1997



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

     Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and Long-Lived Assets to be Disposed Of." The adoption of this statement had no impact on the Company's results of operations or financial position.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen weeks and thirty-nine weeks ended May 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1997.


     2. Inventories: Components of inventories are as follows (amounts in thousands):


                                                      AUG. 30,   MAY 30,
                                                        1996      1997
                                                      --------  --------
          Finished goods                              $ 35,746  $ 36,380
          Work in process                               56,826    54,528
          Raw materials                                 28,812    30,285
          Dyes and chemicals                             6,353     5,441
                                                      --------  --------
          Inventories at FIFO                          127,737   126,634

          Less allowance to reduce carrying value to
            LIFO basis                                  (7,725)   (4,125)
                                                      --------  --------
                                                       120,012   122,509
          Supplies at average cost                       7,686     8,372
                                                      --------  --------

                                                      $127,698  $130,881
                                                      ========  ========

                             AVONDALE INCORPORATED
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (UNAUDITED)
                                  MAY 30, 1997

     Valuation of the Company's inventories under the last-in, first-out (LIFO) method at May 30, 1997 and the related impact on the statement of income for the thirteen weeks and thirty-nine weeks then ended has been determined using estimated quantities and costs as of the fiscal 1997 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

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

     The following summarizes the results of operations reported by Oneita for its three fiscal quarters ended March 29, 1997 (amounts in thousands):

                      Net Sales             $101,123
                                            ========
                      Loss from Operations  $(24,800)
                                            ========
                      Net Loss              $(30,877)
                                            ========


     During the thirteen weeks and thirty-nine weeks ended May 30, 1997, the Company recorded a loss of approximately $1.3 and $6.5 million, respectively, attributable to its investment in Oneita. Such loss represented the Company's pro rata share of the net loss incurred by Oneita for its three fiscal quarters noted above.

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

     The Company is also a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes, if determined adversely to the Company, would have a material adverse effect on the Company's results of operations or financial position.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Thirteen Weeks Ended May 30, 1997  Compared to Thirteen Weeks Ended May 24,
1996

     NET SALES. Net sales increased 54.3% to $277.2 million for the thirteen weeks ended May 30, 1997 from $179.6 million for the thirteen weeks ended May 24, 1996, primarily as a result of the Company's acquisition of substantially all of the textile assets of Graniteville Company ("Graniteville") in April 1996.

     Apparel fabric sales increased 97.7% to $189.0 million for the thirteen weeks ended May 30, 1997 from $95.6 million for the thirteen weeks ended May 24, 1996. This increase in sales reflected a 109.5% increase in yards sold, which was partially offset by a 5.6% decline in average selling prices. The increase in yards sold was primarily attributable to the acquisition of Graniteville and expansion of the Company's denim manufacturing operations. The decline in average selling prices resulted from the inclusion of net sales attributable to Graniteville, which generally were at lower average selling prices than the Company's other apparel fabric sales, and softening market prices for certain denim fabrics caused by excess inventories of denim fabric and garments within the industry, as well as increased production capacity of domestic and Mexican suppliers.

     Greige and specialty fabric sales increased 43.2% to $18.2 million for the thirteen weeks ended May 30, 1997 from $12.7 million for the thirteen weeks ended May 24, 1996. This increase in sales was primarily the result of an increase in yards sold due to the inclusion of net sales attributable to Graniteville.

     Yarn sales decreased 1.8% to $70.0 million for the thirteen weeks ended May 30, 1997 from $71.3 million for the thirteen weeks ended May 24, 1996. This decrease reflected a 0.8% decrease in pounds sold to outside customers and a 1.0% decrease in average selling prices for those pounds. During this same period, yarn production was increased to satisfy the yarn requirements of the Company's fabric operations. Market prices for sales yarns remained very competitive, reflecting continued excess production capacity within the industry during the thirteen weeks ended May 30, 1997.

     COST OF GOODS SOLD. Cost of goods sold increased 48.4% to $229.2 million for the thirteen weeks ended May 30, 1997 from $154.4 million for the thirteen weeks ended May 24, 1996. Cost of goods sold as a percentage of net sales decreased to 82.7% for the thirteen weeks ended May 30, 1997 from 86.0% for the thirteen weeks ended May 24, 1996, primarily due to improved operating efficiencies and lower raw material costs. The Company was able to achieve cost savings to offset the impact of generally higher production costs of certain Graniteville products.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 40.7% to $11.3 million for the thirteen weeks ended May 30, 1997 from $8.0 million for the thirteen weeks ended May 24, 1996, primarily due to additional expenses attributable to Graniteville. Selling and administrative expenses as a percentage of net sales decreased to 4.1% for the thirteen weeks ended May 30, 1997 from 4.5% for the thirteen weeks ended May 24, 1996.

     INTEREST EXPENSE, NET. Interest expense, net increased 37.8% to $6.7 million for the thirteen weeks ended May 30, 1997 from $4.8 million for the thirteen weeks ended May 24, 1996. This increase reflected a higher average balance of outstanding borrowings during the thirteen weeks ended May 30, 1997, primarily as a result of the acquisition of Graniteville.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)




RESULTS OF OPERATIONS (CONT.)

     DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.6 million for the thirteen weeks ended May 30, 1997 compared to $2.0 million for the thirteen weeks ended May 24, 1996. These expenses are related to the receivables securitization facility established by the Company in April 1996.

     LOSS ATTRIBUTABLE TO INVESTMENT IN ONEITA. During the thirteen weeks ended May 30, 1997 the Company recorded a loss of approximately $1.3 million attributable to its investment in Oneita. Such loss represented the Company's pro rata share of the net loss incurred by Oneita for its fiscal quarter ended March 29, 1997. The carrying value of this investment at May 30, 1997 approximated its aggregate market value based upon the last closing price of Oneita's common stock as reported on the New York Stock Exchange as of May 30, 1997.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased to $6.9 million for the thirteen weeks ended May 30, 1997 from $0.9 million for the thirteen weeks ended May 24, 1996. The Company's effective tax rate was 40.2% for the thirteen weeks ended May 30, 1997 compared to 38.4% for the thirteen weeks ended May 24, 1996.

Thirty-Nine Weeks Ended May 30, 1997 Compared to Thirty-Nine Weeks Ended May 24, 1996

     NET SALES. Net sales increased 84.1% to $778.9 million for the thirty-nine weeks ended May 30, 1997 from $423.1 million for the thirty-nine weeks ended May 24, 1996, primarily as a result of the Company's acquisition of substantially all of the textile assets of Graniteville in April 1996.

     Apparel fabric sales increased 176.0% to $535.2 million for the thirty-nine weeks ended May 30, 1997 from $193.9 million for the thirty-nine weeks ended May 24, 1996. This increase in sales reflected a 192.1% increase in yards sold, which was partially offset by a 5.5% decline in average selling prices. The increase in yards sold was primarily attributable to the acquisition of Graniteville and expansion of the Company's denim manufacturing operations. The decline in average selling prices resulted from the inclusion of net sales attributable to Graniteville, which generally were at lower average selling prices than the Company's other apparel fabric sales, and softening market prices for certain denim fabrics caused by excess inventories of denim fabric and garments within the industry, as well as increased production capacity of domestic and Mexican suppliers.

     Greige and specialty fabric sales increased 47.6% to $50.8 million for the thirty-nine weeks ended May 30, 1997 from $34.4 million for the thirty-nine weeks ended May 24, 1996. This increase in sales was primarily the result of an increase in yards sold due to the inclusion of net sales attributable to Graniteville.

     Yarn sales decreased 0.4% to $192.9 million for the thirty-nine weeks ended May 30, 1997 from $193.7 million for the thirty-nine weeks ended May 24, 1996. The slight decline in yarn sales was the result of a 2.3% increase in pounds sold offset by a 2.7% decrease in average selling prices. Market prices remained very competitive, reflecting continued excess production capacity within the yarn industry during the thirty-nine weeks ended May 30, 1997.

     COST OF GOODS SOLD. Cost of goods sold increased 84.1% to $662.8 million for the thirty-nine weeks ended May 30, 1997 from $360.0 million for the thirty-nine weeks ended May 24, 1996. Cost of goods sold as a percentage of net sales remained flat at 85.1% for the thirty-nine weeks ended May 30, 1997 compared with the thirty-nine

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)


RESULTS OF OPERATIONS (CONT.)


weeks ended May 24, 1996, as lower raw material prices were offset by the impact of generally higher production costs of certain Graniteville products and lower average selling prices.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 59.0% to $33.9 million for the thirty-nine weeks ended May 30, 1997 from $21.3 million for the thirty-nine weeks ended May 24, 1996, primarily due to additional expenses attributable to Graniteville. Selling and administrative expenses as a percentage of net sales decreased to 4.4% for the thirty-nine weeks ended May 30, 1997 from 5.0% for the thirty-nine weeks ended May 24, 1996.

     INTEREST EXPENSE, NET. Interest expense, net increased 84.1% to $20.1 million for the thirty-nine weeks ended May 30, 1997 from $10.9 million for the thirty-nine weeks ended May 24, 1996. This increase reflected a higher average balance of outstanding borrowings during the thirty-nine weeks ended May 30, 1997 as a result of the acquisition of Graniteville.

     DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $4.8 million for the thirty-nine weeks ended May 30, 1997, compared to $2.0 million for the thirty-nine weeks ended May 24, 1996. These expenses are related to the receivables securitization facility established by the Company in April 1996.

     LOSS ATTRIBUTABLE TO INVESTMENT IN ONEITA. During the thirty-nine weeks ended May 30, 1997 the Company recorded a loss of approximately $6.5 million attributable to its investment in Oneita. Such loss represented the Company's pro rata share of the net loss incurred by Oneita for its three fiscal quarters ended March 29, 1997. The carrying value of this investment at May 30, 1997 approximated its aggregate market value based upon the closing price of Oneita's common stock as reported on the New York Stock Exchange as of May 30, 1997.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 134.4% to $8.0 million for the thirty-nine weeks ended May 30, 1997 from $3.4 million for the thirty-nine weeks ended May 24, 1996. The Company's effective tax rate was 40.2% for the thirty-nine weeks ended May 30, 1997 compared to 38.8% for the thirty-nine weeks ended May 24, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $39.8 million for the thirty-nine weeks ended May 30, 1997. Principal working capital changes included a $4.9 million decrease in Accounts Receivable, a $3.2 million increase in Inventories, and a $4.1 million decrease in Accounts Payable and Accrued Expenses. Investing activities were predominantly equipment purchases and plant improvements of $17.8 million made in connection with the ongoing modernization of the Company's manufacturing facilities, net of receipt of the $7.25 million due from Triarc relating to final adjustment of the Graniteville acquisition price. Financing activities included a $36.9 million reduction in debt, payment of $2.8 million in dividends on outstanding common stock, and the sale of $10.0 million of Accounts Receivable under the securitization facility.

     At May 30, 1997, the Company had borrowings of $126.2 million outstanding under its revolving line of credit and $98.8 million of borrowing availability thereunder.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)


LIQUIDITY AND CAPITAL RESOURCES (CONT.)

     The Company's capital expenditures, aggregating $17.8 million for the thirty-nine weeks ended May 30, 1997, were primarily for the expansion of the Company's denim manufacturing operations and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 1997 will be approximately $14.0 million, and that such amounts will be used primarily to upgrade weaving equipment and to improve fabric finishing facilities.

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

                             AVONDALE INCORPORATED


PART II - OTHER INFORMATION


Item 1  Legal Proceedings
        -----------------
        None

Item 2  Changes in Securities
        ---------------------
        None

Item 3  Defaults upon Senior Securities
        -------------------------------
        None

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None

Item 5  Other Information
        -----------------
        None

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

        27. Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AVONDALE INCORPORATED



                                 By: /S/  G. STEPHEN FELKER
                                     ----------------------------------------
                                     G. Stephen Felker
                                     Chairman, President, and Chief Executive
                                     Officer




                                 By: /S/  JACK R. ALTHERR, JR.
                                     -------------------------
                                     Jack R. Altherr, Jr.
                                     Vice Chairman and Chief Financial Officer





Date:   July  9, 1997
        -------------
                                       12