Form 10-K405
period 1997-08-29
AVONDALE INC
filed 1997-11-17
CIK 911634

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K
     (MARK ONE)
        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     FOR THE FISCAL YEAR ENDED AUGUST 29, 1997
                                       OR
        [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     FOR THE TRANSITION PERIOD FROM              TO
                                                    ------------   ----------

                         COMMISSION FILE NUMBER 33-68412

                              --------------------

                              AVONDALE INCORPORATED
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                 58-0477150
        (State or other jurisdiction of                  (I.R.S. employer
          incorporation or organization)                identification no.)

              506 SOUTH BROAD STREET
                MONROE, GEORGIA                               30655
 (Address of principal executive offices)                   (Zip code)

       Registrant's telephone number, including area code: (770) 267-2226

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 12, 1997 (based upon the book value per share of Class A Common Stock as of October 3, 1997) was $17,235,702.

     As of November 12, 1997, the registrant had 12,289,837 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.
===============================================================================

                               INDEX TO FORM 10-K

                              AVONDALE INCORPORATED


                                                                                         PAGE
                                                                                       REFERENCE
                                                                                       ---------
                                     PART I

Item   1.     Business.................................................................    2
Item   2.     Properties ..............................................................    9
Item   3.     Legal Proceedings .......................................................    9
Item   4.     Submission of Matters to a Vote of Security Holders .....................    9


                                     PART II

Item   5.     Market for Registrant's Common Equity and Related Stockholder Matters ...   10
Item   6.     Selected Financial Data .................................................   10
Item   7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations ...................................................   12
Item   7a.    Quantitative and Qualitative Disclosures About Market Risks .............   17
Item   8.     Financial Statements and Supplementary Data .............................   18
Item   9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ................................................   31


                                    Part III

Item 10.      Directors and Executive Officers of the Registrant ......................   32
Item 11.      Executive Compensation  .................................................   35
Item 12.      Security Ownership of Certain Beneficial Owners and Management ..........   40
Item 13.      Certain  Relationships and Related Transactions .........................   42


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form  8-K ........   43

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

     In April 1996, pursuant to an asset purchase agreement with Triarc Companies, Inc. and Graniteville Company, the Company acquired the assets of the textile business of Graniteville Company and its subsidiaries ("Graniteville"). The acquisition of Graniteville, founded in 1845, enhanced the Company's manufacturing and marketing of cotton and cotton-blend finished fabrics. The Company acquired Graniteville for aggregate consideration of $242.8 million in cash plus the assumption of certain liabilities other than long-term debt (the "Graniteville Acquisition").


DESCRIPTION OF THE BUSINESS

Products

     Apparel fabrics. The Company's apparel fabrics consist of cotton and cotton-blend fabrics used in the manufacture of jeans, sportswear, utility wear and other apparel.

     The Company is a leading manufacturer of indigo-dyed denim fabrics used in the production of branded and private label men's, women's and children's fashion apparel as well as casual jeans, sportswear and outerwear. The Company develops and manufactures new and innovative colors, textures, weaves and finishes for its customers, which has helped make the Company's denim fabrics leaders in the branded and private label, fashion-oriented segment of the apparel market. Denim sales accounted for 35%, 37% and 36%, respectively, of the Company's net sales in fiscal 1995, 1996 and 1997.

     The Company is one of the largest domestic manufacturers and marketers of fabrics used in the manufacture of utility wear (principally uniforms and other occupational apparel) for the U.S. rental and retail markets. The Company's utility wear fabric customers require durable fabrics characterized by long wear and easy care. The Company works closely with customers to develop fabrics with these and other enhanced performance characteristics. Utility wear fabric sales accounted for 11% and 21%, respectively, of the Company's net sales in fiscal 1996 and 1997, reflecting the Company's entry into this market as a result of the Graniteville Acquisition in April 1996.

     The Company is a leading manufacturer and marketer of woven cotton piece-dyed fabrics used in the manufacture of men's, women's and children's sportswear, casual wear and outerwear. Fabrics are produced for customers in a wide variety of styles, colors, textures and weights according to individual customer specifications. The Company's product design staff develops fabric designs that are presented to customers and, once approved, are produced into fabrics to meet customers' specifications. Sportswear fabric sales accounted for 7% and 12%, respectively, of the Company's net sales in fiscal 1996 and 1997, reflecting the impact of the Graniteville Acquisition in April 1996.

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

     Yarns. The Company is one of the largest domestic producers and marketers of cotton and cotton-blend yarns, which are used internally in the production of woven fabrics or marketed to outside customers in the knitting and weaving industries. The Company's yarns are used in the manufacture of a broad range of items, including apparel (primarily T-shirts, underwear, hosiery, knitted outerwear, denim, and woven and fleece sportswear) and home furnishings. Yarn sales accounted for approximately 55%, 37% and 25%, respectively, of the Company's net sales in fiscal 1995, 1996 and 1997.

   Sales and Marketing

     The Company sold apparel fabrics (including denim, utility wear fabrics and sportswear fabrics), greige and specialty fabrics, and yarns to approximately 1,000, 200 and 600 customers, respectively, in fiscal 1997. The Company believes it is the leading supplier of denim to V.F. Corporation (the maker of Lee(R), Rider(R), Wrangler(R), Rustler(R), Girbaud(R) and HealthTex(R) brand jeans), with sales to V.F. Corporation accounting for 18% of the Company's net sales in fiscal 1997. The Company believes that it has a strong working relationship with V.F. Corporation. Other than V.F. Corporation, none of the Company's customers accounted for 10% or more of the Company's net sales in fiscal 1997.

     The Company targets customers who demand a high level of customer service. The Company's five yarn sales offices are located geographically to be close to customers' manufacturing facilities, and its five fabrics sales offices are generally located near the headquarters of key customers. Sales associates visit their customers on a regular basis and are primarily responsible for interpreting customers' needs, processing customer orders and interacting with the Company's production scheduling personnel. The Company's sales associates are paid a base salary plus sales incentives to the extent certain performance targets are met. The Company's independent sales representatives are paid on a commission basis.

   Manufacturing

     The Company is a vertically integrated manufacturer of yarns and fabrics. Through modernizing its manufacturing facilities, the Company has sought to reduce lead times, lower costs, minimize inventory levels and maximize flexibility to respond to changes in customer demand.

     Manufacturing Process. The Company's manufacturing processes involve producing yarn, dyeing yarn, weaving yarn into fabrics and dyeing and finishing fabrics. The Company's manufacturing plants employ computer control systems to monitor the manufacturing process and computer product testing equipment to measure the quality of the Company's yarns and fabrics.

     The Company's yarn manufacturing operations involve spinning raw cotton and synthetic fibers into cotton and cotton-blend yarns. The Company uses advanced carding, drawing, combing and open-end spinning equipment. The Company maintains ring spinning capability and offers a full line of yarns to respond to varied customer demand. Yarn produced by the Company is either sold to outside customers or used internally in the production of woven fabrics.

     Yarn to be used in the manufacture of apparel fabrics may be dyed using either "range" or "vat" dyeing techniques. The Company weaves dyed or undyed yarn into fabric. Woven fabrics may be piece-dyed and finished according to customer specifications. The Company uses modern, high-speed looms in its weaving plants which enable the Company to manufacture fabrics that have a variety of widths and weaves. The Company's dyeing and finishing facilities use a wide range of technologies, including sophisticated computer monitoring and control systems. These systems allow the Company to continuously monitor and control each phase of the dyeing and finishing process, which helps to improve productivity, efficiency, consistency and quality.

     Manufacturing Facilities. The Company currently operates 26 manufacturing facilities in the U.S. Of the Company's manufacturing facilities, sixteen produce yarn, seven manufacture fabrics, six are dyeing facilities and four are engaged in fabric finishing.

     Expansion and Modernization. The Company has expanded its operations through acquisitions, an ongoing capital improvements program and management's efforts to optimize the productive output of the Company's manufacturing facilities. As part of its expansion and modernization efforts, the Company has also redeployed capital by closing certain manufacturing facilities and, in some cases, moving manufacturing equipment to other locations. The Company's expansion and modernization efforts over the past six fiscal years have included, among others, the following principal initiatives:

     - 1992 and 1993 -- Replaced earlier generation open-end spinning equipment (which generally was less than 10 years old) with technologically advanced open-end spinning equipment;

     - 1992 and 1993 -- Replaced all remaining fly shuttle looms with state-of-the art rapier looms, replaced some earlier generation projectile looms with technologically advanced, high speed projectile looms, and began construction of a new state-of-the-art indigo dyeing range;

     - 1994 -- Completed construction of the additional indigo dyeing range, continued replacement of earlier generation projectile looms with technologically advanced projectile looms, and installed a caustic recovery system;

     - 1995 -- Replaced earlier generation drawing systems and open-end spinning equipment with state-of-the art drawing and open-end spinning equipment, and installed a fiber reclamation system;

     - 1996 -- Replaced carding equipment in two plants with modern carding and drawing systems and earlier generation winders in a third plant with fully automated winders;

         - 1996 -- Acquired Graniteville, which consisted of four integrated yarn and fabric weaving plants, three indigo dyeing facilities, one piece dyeing and finishing facility, and one garment dyeing facility;

         - 1996 and 1997 -- Replaced earlier generation projectile looms with new, high speed air jet looms and installed two new integrated finishing ranges;

         - 1997 -- Began construction of a new weaving facility, to be completed in April 1998, to house technologically advanced slashing equipment and high speed air jet looms, upgraded fabric finishing equipment, and executed a lease for a new distribution center to be occupied in November 1997; and

         - 1997 -- Purchased additional computer controlled cleaning and blending equipment for one plant, replaced earlier generation open-end spinning equipment with technologically advanced spinning equipment at a second plant, and replaced opening and carding equipment at a third plant.

         The Company has recently initiated construction of another new weaving facility near Graniteville, South Carolina. This facility, which will produce greige fabrics to be piece-dyed for sportswear and utility wear end uses, is scheduled to be completed by July 1998.

   Raw Materials

         The Company believes that it is one of the largest U.S. consumers of raw cotton, the principal raw material used in the Company's manufacturing processes. Consequently, the Company's results of operations may be impacted significantly due to fluctuations in the price of cotton. Since cotton is an agricultural product, its supply and quality, which affect prevailing prices, are subject to forces of nature. Significant increases in cotton prices due to any material shortage or interruption in the supply or variations in the quality of cotton by reason of weather, disease or other factors could have a material adverse effect on the Company's results of operations.

         Because the importation of cotton into the U.S. has generally been prohibited, historically imbalances between the domestic and world price of cotton have occurred. In recent years, Congress has passed a series of legislative initiatives to ensure that U.S. cotton was priced competitively with world markets. The Food, Agriculture, Conservation and Trade Act of 1990 (the "1990 Trade Act") and the regulations promulgated thereunder established a three-step competitiveness program designed to make domestic cotton prices approximate world cotton prices. This program includes a mechanism that triggers tariff free quotas for the importation of cotton if U.S. prices exceed world prices for an extended period of time. This legislation and the increased availability of cotton worldwide has reduced the imbalance between world and domestic cotton prices, but there can be no assurance that this will continue to be the case.

         In addition, the Federal Agricultural Improvement and Reform Act of 1996 established certain support programs that, among other things, continue through 2002, the three-step competitiveness program established under the 1990 Trade Act. In fiscal 1997, the Company received payments from the U.S. Department of Agriculture under these support programs representing the differential between domestic cotton prices and world cotton prices. Should such price differentials continue, the Company would receive additional payments in fiscal 1998.

         The Company closely monitors the cotton market and manages its cotton-buying practices. The Company's Chief Executive Officer is an officer of the National Cotton Council, a trade organization that spearheads initiatives to implement U.S. cotton industry policy, which helps the Company stay abreast of developments in the cotton market. The Company generally purchases cotton in sufficient quantities to achieve planned manufacturing schedules. Such purchases may be short of, or in excess of, the quantities needed to satisfy customers' orders depending upon such factors as the Company's outlook for the cotton market.

         The Company generally enters into cotton purchase contracts several months in advance of the scheduled date of delivery. Prices for such purchases are fixed either on the date of the contract or thereafter on a date prior to delivery and, as a result, the Company may be favorably or adversely affected if cotton prices fluctuate during the contract period. Periodically, the Company also purchases cotton futures and options contracts to hedge exposure to price fluctuations in cotton acquired from various suppliers.

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

         The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation and foreign considerations. In January 1995, a new multilateral trade organization, the World Trade Organization (the "WTO"), was formed by the members of the General Agreement on Tariffs and Trade ("GATT") to replace GATT. This new body has set forth the mechanisms by which world trade in textiles and clothing will be progressively liberalized with the elimination of quotas and the reduction of duties. The implementation began in January 1995 with the phasing-out of quotas and the reduction of duties to take place over a 10-year period. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: yarns, fabrics, made-up textiles and apparel. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which generally are exporters of textile products) that are members of the WTO for the purpose of reducing their tariffs on imports of textiles and apparel. The elimination of quotas and reduction of tariffs under the WTO may result in increased imports of certain textile products and apparel into North America. These factors could make the Company's products less competitive against low cost imports from third world countries.

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

         In 1986, the United States initiated the Special Access Program with the Caribbean Basin Initiative ("CBI"). The program provided that apparel made, using U.S. fabrics, by the 24 Caribbean and Central American countries, excluding Cuba, would not be subject to quotas but only to tariffs. There has been subsequent U.S. legislation proposed to grant CBI nations trade status equal to the NAFTA countries, but such legislation has not been adopted to date. Management believes that NAFTA parity for the CBI region would be favorable for the Company as it would provide greater access to lower cost labor for apparel assembly, making the U.S. a more attractive location for textile sourcing.

 Backlog

         The Company's order backlog was approximately $337.0 million at August 29, 1997, as compared to approximately $329.0 million at August 30, 1996. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 29, 1997 are expected to be filled by the end of fiscal 1998.

   Governmental Regulation

         The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances and wastes used in or resulting from its operations and potential remediation obligations thereunder, particularly the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (including amendments relating to underground storage tanks) and the Comprehensive Environmental Response, Compensation and Liability Act, commonly referred to as "Superfund" or "CERCLA". The Company has obtained, and is in compliance in all material respects with, all material permits required to be issued by federal, state or local law in connection with the operation of the Company's business as described herein.

         The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company uses resins containing formaldehyde in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, some of its facilities contain some structural asbestos that management believes is properly contained.

         Many of the Company's manufacturing facilities have been in operation for several decades. Historical waste disposal and hazardous substance releases and storage practices may have resulted in on-site and off-site remediation liability for which the Company may be responsible. In addition, certain wastewater treatment facilities and air emission sources may have to be upgraded to meet more stringent environmental requirements in the future. The Company cannot with certainty assess at this time the impact of future emission standards or enforcement practices under the foregoing environmental laws and regulations and, in particular, under the 1990 Clean Air Act, upon its operations or capital expenditure requirements. The Company believes it is currently in compliance in all material respects with the foregoing environmental and health and safety laws and regulations.

         In 1987, Graniteville Company was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it had discovered certain contamination of a pond near Graniteville, South Carolina and that Graniteville may be one of the responsible parties. In 1990 and 1991, Graniteville Company provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and that other remediation alternatives either provided no significant benefit or themselves involved adverse effects. In 1995, Graniteville Company submitted a proposal regarding periodic monitoring of the site, to which DHEC responded with a request for additional information. Graniteville Company provided such information to DHEC in February 1996. The Company is unable to predict at this time whether any further actions will be required with respect to the site or what the cost thereof may be. The Company has provided a reserve for management's estimate of the cost of monitoring the site and believes the ultimate outcome of this matter will not have a material adverse effect on its results of operations or financial condition.

         As a result of the Graniteville Acquisition, the Company owns a nine acre property in Aiken County, South Carolina, which was operated jointly by Graniteville Company and Aiken County as a landfill from approximately 1950 through 1973. The United States Environmental Protection Agency conducted an Expanded Site Inspection ("ESI") in January 1994 and Graniteville Company conducted a supplemental investigation in February 1994. In response to the ESI, DHEC has indicated its desire to have an investigation of the landfill performed. On August 22, 1995, DHEC requested that Graniteville Company enter into a consent agreement to conduct an investigation. Graniteville Company responded to DHEC that a consent agreement was inappropriate considering Graniteville's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve the conceptual investigative approach presented earlier. Avondale and DHEC continue to negotiate regarding the appropriate administrative agreement to govern performance of the additional investigation requested. The cost of the study proposed by Graniteville Company is estimated to be between $150,000 and $200,000. Since an investigation has not yet commenced, the Company is currently unable to predict what further actions, if any, will be necessary to remediate the landfill. The Company has provided a reserve for management's estimate of the costs of investigating and remediating the site and believes the ultimate outcome will not have a material adverse effect on its results of operations or financial condition.

   Associates

         At August 29, 1997, the Company had approximately 7,400 associates. None of the Company's associates is covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are good.

ITEM 2.  PROPERTIES

         The Company currently operates 26 manufacturing facilities in the U.S., of which nine are located in Alabama, three are located in North Carolina, five are located in Georgia and nine are located in South Carolina. The Company owns 24 of these facilities and leases two facilities in connection with its prior issuance of industrial revenue bonds. Of the Company's manufacturing facilities, sixteen produce yarn, seven manufacture fabrics, six are dyeing facilities, and four are engaged in fabric finishing. Additionally, the Company operates five warehouses. In 1997, the Company began construction of a weaving facility in South Carolina, which is expected to be fully operational by April 1998, and has entered into a lease for a new distribution center that is currently under construction in South Carolina.

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




ITEM 3.  LEGAL PROCEEDINGS

         On March 3, 1993, a case was filed in the Circuit Court of Jefferson County, Alabama by Joe and Darnell Sullivan and Tommy and Stella Fay Gould against the Alabama Power Company, the Company and certain other parties. The complaint alleges that the Company and such other parties negligently or willfully discharged industrial wastewater containing hazardous materials, which allegedly damaged the plaintiffs' real properties as well as causing mental anguish to the plaintiffs. The complaint seeks an award of compensatory and punitive damages. After two years and eleven months of litigation, the plaintiffs amended their complaint to include class action claims and treatment. Although the Trial Court granted class certification, the Supreme Court of Alabama reversed the class certification order, and the case will proceed as to the individual claims of the four plaintiff families. The Company is vigorously defending this case and believes that it has a number of defenses available to it. The Company cannot currently predict whether the plaintiffs will prevail on their claims or the magnitude of their potential recovery, if any. Although there can be no assurance, based on currently available information, the Company does not believe that this case will have a material adverse effect on its results of operations or financial condition. The Company is also a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established public trading market for the Company's Class A Common Stock or Class B Common Stock (collectively, "Common Stock"). As of August 29, 1997 there were 134 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $3.4 million and $3.7 million in respect of its outstanding Common Stock during fiscal 1996 and 1997, respectively. The Company has issued and outstanding $125,000,000 aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "Notes") under an Indenture dated as of April 23, 1996 among the Company, Avondale Mills and The Bank of New York, as trustee (the "Indenture"). The Indenture contains certain covenants that could indirectly restrict the Company's ability to pay dividends. The Company maintains a $200 million revolving credit facility under a loan agreement among Avondale Mills and a syndicate of banks (the "Credit Facility"). The Credit Facility contains certain covenants that could indirectly restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated statement of income data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 29, 1997. Such data were derived from the audited Consolidated Financial Statements of the Company. The audited Consolidated Financial Statements and Notes thereto of the Company for each of the three fiscal years in the period ended August 29, 1997 are included elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

                                                                                  FISCAL YEAR
                                                                                  -----------
                                                                 1993       1994       1995        1996       1997
                                                                 ----       ----       ----        ----       ----
                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Statement of Income Data:
  Net sales............................................        $495.5     $481.6     $538.7      $706.2   $1,049.5
  Gross profit.........................................          99.5       51.0       71.2        76.9      126.2
  Operating income.....................................          76.8       28.9       47.6        44.9       79.0
  Interest expense, net................................           2.1        6.5       14.3        18.5       26.2
  Discount and expenses on sale of receivables.........            --         --         --         3.7        6.6
  Loss attributable to investment in Oneita............            --         --         --          --        7.5
  Other (income) expense, net..........................           0.5       (0.2)      (0.8)         --        0.8
  Income before income taxes and extraordinary item ...          74.2       22.6       34.0        22.7       37.9
  Provision for income taxes...........................          29.0        8.5       13.1         9.0       15.0
  Income before extraordinary item.....................          45.2       14.0       20.9        13.6       22.9
  Net income...........................................          42.4       14.0       20.9        13.6       22.9

Per Share Data:
  Income before extraordinary item.....................        $ 2.20      $ .85     $ 1.88      $ 1.15   $   1.70
  Net income...........................................          2.06        .85       1.88        1.15       1.70
  Dividends declared...................................           .96        .28        .28         .28        .28
  Weighted average number of shares outstanding........          20.6       16.6       11.1        11.9       13.5


                                                                          FISCAL YEAR
                                                                          -----------
                                                           1993       1994     1995      1996      1997
                                                           ----       ----     ----      ----      ----
                                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
Balance Sheet Data (at period end):
  Total assets.........................................  $255.8    $267.6    $257.4     $493.1   $461.2
  Long-term debt, including current portion............    37.1     200.0     169.9      303.1    251.3
  Shareholders' equity.................................   154.1       0.1      18.0       67.5     86.4

Other Data:
  Capital expenditures.................................  $ 36.4    $ 17.6    $ 15.8     $ 33.4   $ 32.0
  Depreciation and amortization........................    22.4      23.3      23.8       30.4     40.8
  EBITDA(1)............................................    98.3      57.8      75.1       73.4    113.3
  Ratio of EBITDA to interest expense, net and
     discount and expenses on sale of receivables......    46.8x      8.9x      5.2x       3.3x     3.2x
  Ratio of earnings to fixed charges(2)................    37.2x      4.5x      3.4x       2.0x     2.1x

--------------------------

(1) EBITDA is defined as net income plus (i) extraordinary item, (ii) provision for income taxes, (iii) interest expense, net, (iv) discount and expenses on sale of receivables, (v) depreciation and amortization,
         (vi) loss attributable to investment in Oneita and (vii) plus or minus, as the case may be, adjustments to cost of goods sold made under the LIFO inventory valuation method. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but because it is a widely accepted financial indicator of a company's ability to incur and service debt.

(2) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, "earnings" include income before income taxes and extraordinary item plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of deferred financing costs, the discount and expenses on sale of receivables and the portion of rental expense that is representative of the interest factor in these rentals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

         The table below sets forth for the periods indicated statement of income data expressed as a percentage of net sales:


                                                                                     FISCAL YEAR
                                                                                     ------------
                                                                           1995         1996          1997
                                                                           ----         ----          ----
Net sales.....................................................            100.0%       100.0%        100.0%
  Apparel fabric sales........................................             37.9         55.1          68.4
  Greige and specialty fabric sales...........................              7.6          7.5           6.5
  Yarn sales..................................................             54.5         37.4          25.1
Cost of goods sold:
  Raw materials...............................................             49.2         50.4          47.2
  Conversion costs............................................             33.2         34.4          36.9
          Total...............................................             82.4         84.8          84.1
Depreciation..................................................              4.4          4.3           3.9
Selling and administrative expenses...........................              4.4          4.5           4.5
Operating income..............................................              8.8          6.4           7.5
Interest expense, net.........................................              2.7          2.6           2.5
Discount and expenses on sale of receivables..................               --          0.5           0.6
Loss attributable to investment in Oneita.....................               --           --           0.7
Provision for income taxes....................................              2.4          1.4           1.4
Net income....................................................              3.9          1.9           2.2


Fiscal 1997 Compared to Fiscal 1996

         Net Sales. Net sales increased 48.6% to $1,049.5 million for fiscal 1997 from $706.2 million for fiscal 1996, primarily as a result of the Company's acquisition of Graniteville in April 1996.

         Apparel fabric sales increased 84.4% to $717.7 million for fiscal 1997 from $389.1 million for fiscal 1996. This increase in sales reflected a 96.0% increase in yards sold, which was partially offset by a 5.9% decline in average selling prices. The increase in yards sold was primarily attributable to the acquisition of Graniteville and expansion of the Company's denim manufacturing operations. The decline in average selling prices resulted from the inclusion of a full year of net sales attributable to Graniteville, which generally were at lower average selling prices than the Company's other apparel fabric sales, and softening market prices for certain denim fabrics caused by excess inventories of denim fabric and garments within the industry, as well as increased production capacity of domestic and Mexican fabric suppliers.

         Greige and specialty fabric sales increased 30.0% to $68.5 million for fiscal 1997 from $52.7 million for fiscal 1996. This increase in sales was primarily the result of an increase in yards sold due to the inclusion of a full year of net sales attributable to Graniteville.

         Yarn sales decreased 0.4% to $263.3 million for fiscal 1997 from $264.4 million for fiscal 1996. This decrease reflected a 2.0% increase in pounds sold to outside customers offset by a 2.4% decrease in average selling prices for those pounds. During this same period, yarn production was increased to satisfy the yarn requirements of the Company's fabric operations. Market prices for sales yarns remained very competitive, reflecting continued excess production capacity within the industry during fiscal 1997.

         Cost of Goods Sold. Cost of goods sold increased 47.4% to $882.8 million for fiscal 1997 from $599.1 million for fiscal 1996. Cost of goods sold as a percentage of net sales decreased to 84.1% for fiscal 1997 from 84.8% for fiscal 1996, primarily due to lower raw material costs. The Company was able to achieve cost savings to offset the impact of generally higher production costs of certain Graniteville products.

         Selling and Administrative Expenses. Selling and administrative expenses increased 47.6% to $47.2 million for fiscal 1997 from $32.0 million for fiscal 1996, primarily due to additional expenses attributable to Graniteville. Selling and administrative expenses as a percentage of net sales remained constant at 4.5% for fiscal 1997 and fiscal 1996.

         Interest Expense, Net. Interest expense, net increased 41.6% to $26.2 million for fiscal 1997 from $18.5 million for fiscal 1996. This increase reflected a higher level of outstanding borrowings during fiscal 1997, primarily as a result of the acquisition of Graniteville.

         Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables were $6.6 million for fiscal 1997 compared to $3.7 million for fiscal 1996. These expenses were related to the Receivables Securitization Facility (as hereinafter defined) established by the Company in April 1996.

         Loss Attributable to Investment in Oneita. During fiscal 1997, the Company recorded a loss of approximately $7.5 million attributable to its investment in Oneita, reducing the carrying value of its investment to zero. Such loss represented the Company's prorata share of the net loss incurred by Oneita for its four fiscal quarters ended June 28, 1997, limited to the Company's original investment.

         Provision for Income Taxes. Provision for income taxes increased to $15.0 million for fiscal 1997 from $9.0 million for fiscal 1996, reflecting the increase in income before income taxes. The Company's effective tax rate was 39.5% for fiscal 1997 compared to 39.8% for fiscal 1996.

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

         Yarn sales decreased 9.9% to $264.4 million in fiscal 1996 from $293.4 million in fiscal 1995. This decrease reflected a 6.8% decrease in pounds sold to outside customers and a 3.3% decrease in average selling prices. These decreases reflected weak demand in the knitted apparel market and excess production capacity within the yarn industry during fiscal 1996.

         Cost of Goods Sold. Cost of goods sold increased 35.0% to $599.1 million in fiscal 1996 from $443.7 million in fiscal 1995. Cost of goods as a percentage of net sales increased to 84.8% in fiscal 1996 from 82.4% in fiscal 1995, primarily due to increased cotton costs during fiscal 1996. Raw material costs as a percentage of net sales increased to 50.4% in fiscal 1996 from 49.2% in fiscal 1995, while conversion costs as a percentage of net sales increased to 34.4% in fiscal 1996 from 33.2% in fiscal 1995.

         Selling and Administrative Expenses. Selling and administrative expenses increased 35.6% to $32.0 million in fiscal 1996 from $23.6 million in fiscal 1995. This increase was primarily the result of additional expenses attributable to Graniteville, which was acquired in April 1996.

         Interest Expense, Net. Interest expense, net increased 29.2% to $18.5 million in fiscal 1996 from $14.3 million in fiscal 1995. This increase reflected a higher level of outstanding borrowings during fiscal 1996 as a result of the Graniteville Acquisition, which was partially offset by lower interest rates during the majority of fiscal 1996.

         Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables was $3.7 million for fiscal 1996, which related to the Receivables Securitization Facility established by the Company in April 1996.

         Provision for Income Taxes. Provision for income taxes decreased 31.0% to $9.0 million for fiscal 1996 from $13.1 million for fiscal 1995, reflecting the decline in income before income taxes. The Company's effective tax rate was 39.8% in fiscal 1996 compared to 38.5% in fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

  General

         The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its bank revolving credit facility ("Credit Facility"), proceeds received in connection with sales of trade receivables and proceeds received in connection with issuance of equity and debt securities. At August 29, 1997, the Company had borrowings of $112.6 million outstanding under the Credit Facility and $87.4 million of borrowing availability thereunder. Such borrowings bore interest at a weighted average rate of 7.2% per annum at August 29, 1997. In addition, at August 29, 1997, $125,000,000 aggregate principal amount of the Notes issued during fiscal 1996 was outstanding.


   Credit Facility

         The Credit Facility consists of a five-year revolving line of credit of up to $200 million. Borrowings under the Credit Facility include revolving loans to be provided by the lenders ("Revolver Loans") and up to $5 million of revolving swing loans ("Swing Revolver Loans") to be provided by Wachovia Bank of Georgia, N.A. ("Wachovia"). Interest accrues on Revolver Loans (i) at the Company's option at either LIBOR (adjusted for reserves) plus a specified number of basis points or the base rate, which is the higher of Wachovia's prime rate and the overnight federal funds rate plus 0.5%, or (ii) if the Company and the lenders under the Credit Facility (the "Lenders") agree, at the "set" rate, which shall be an interest rate agreed to by the Company and the Lenders at the time such Revolver Loan is made. In addition, the Company is required to pay certain structuring, administration and funding fees under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets. The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios.


   Swap Agreements

         The Company has used interest rate swap agreements to effectively fix the interest rate with respect to a portion of the borrowings outstanding under the Credit Facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the Credit Facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 29, 1997, the Company had swap agreements with notional amounts aggregating $125.0 million, providing an effective interest rate of 7.1% on that equivalent portion of the outstanding Revolver Loans.


   Receivables Securitization Facility

         Pursuant to an agreement between Avondale Mills and The First National Bank of Chicago ("First Chicago"), First Chicago has provided to the Company, through a special purpose vehicle administered by it, a securitization facility ("Receivables Securitization Facility") of up to $120 million for the securitization of certain trade receivables (the "Receivables") originated by the Company. The Company acts as the servicer for the Receivables.

         Under the Receivables Securitization Facility, the Company transfers Receivables to a wholly owned, limited-purpose subsidiary of the Company (the "Receivables Company"), which sells the Receivables to a trust (the "Trust"). The Trust issues variable funding certificates to lending or financial institutions or other investors evidencing undivided interests in the assets of the Trust (the "Certificates"). The Receivables Securitization Facility permits draws and repayments on a revolving basis prior to May 1, 2001 or such earlier time as certain events occur (the "Amortization Commencement Date"). The Certificates, which represent beneficial interests in the Trust, entitle the holders thereof to (i) receipt of collections from the Receivables, (ii) all rights of the Company or the Receivables Company in goods the sale of which gave rise to the Receivables, (iii) all collateral and other arrangements supporting the Receivables, (iv) all rights to proceeds of any of the foregoing held in lock-boxes and bank accounts of the Company or the Receivables Company, (v) rights and interests of the Receivables Company under the documents for the Receivables Securitization Facility and (vi) all collections and other proceeds of the assets described above. The Certificates represent beneficial interests in the Trust only, and do not represent obligations of, or interests in, and are not guaranteed or insured by, the Receivables Company or the Company. At August 29, 1997, certificates of $102.0 million were outstanding.

         The rate of interest on the Receivables Securitization Facility is the Eurodollar rate (adjusted for any reserves) plus 0.625% or First Chicago's alternate base rate. A commitment fee calculated on the unused portion of the Receivables Securitization Facility is payable monthly by the Company, accruing from the closing date. The final maturity of the Certificates is expected to occur six months after the Amortization Commencement Date. All collections attributable to the Certificates will be set aside commencing on the Amortization Commencement Date to repay the Certificates in full. Amounts set aside will be applied on a monthly basis to repay the Certificates in full.

         The Receivables Securitization Facility contains covenants, representations and warranties customary for such facilities and consistent with those that First Chicago reasonably believes are required to obtain an "A" rating from the rating agencies. Financial covenants are not included in the provisions of the Receivables Securitization Facility nor are any provisions relating to cross defaults to any other obligations of the Company.

 Capital Expenditures and Cash Flows Analysis

         The Company's capital expenditures aggregated $32.0 million for fiscal 1997. These expenditures were primarily to complete the expansion and modernization of the Company's Alabama denim operation, begin construction of a new weaving facility in South Carolina, upgrade fabric finishing ranges in South Carolina and replace equipment at several of the Company's yarn manufacturing facilities. Management estimates that capital expenditures for fiscal 1998 will be approximately $90.0 million, and that such amounts will be used primarily to construct weaving facilities and to upgrade fabric finishing equipment.

         Net cash provided by operating activities was $83.2 million in fiscal 1997. Principal working capital changes included an $8.7 million decrease in accounts receivable, a $6.8 million decrease in inventories and a $6.9 million decrease in accounts payable and accrued expenses. The Company's investing activities were primarily the capital improvements described above and receipt of the $7.3 million due from Triarc upon finalization of the Graniteville Acquisition purchase price. Net cash used in financing activities aggregated $57.9 million, including $51.8 million used to repay long-term indebtedness and $3.7 million used to pay dividends on outstanding capital stock.

         Net cash provided by operating activities was $25.5 million in fiscal 1996. Principal working capital changes included a $21.9 million increase in accounts receivable, a $1.9 million decrease in inventories (net of the Graniteville Acquisition) and a $7.4 million increase in accounts payable and accrued expenses. The changes in working capital were primarily attributable to the substantial increase in net sales resulting from the Graniteville Acquisition and an increase in raw material inventories. The Company's investing activities included the Graniteville Acquisition, capital improvements of $33.4 million, the sale of certain real estate for an aggregate purchase price of $12.1 million and a $7.5 million subordinated loan to Oneita Industries, Inc. ("Oneita"), a yarn customer of the Company. Pursuant to an agreement with Oneita, on August 27, 1996, the Company converted the Oneita note (principal plus accrued interest), which bore interest at 10% per annum and would have matured in February 1999, into 2,270,833 shares of common stock of Oneita (representing a conversion price of $3.50 per share, which approximated fair market value). On such date, such shares represented approximately 24.8% of Oneita's outstanding common stock. Net cash provided by financing activities aggregated $264.2 million, which was used primarily to finance the Graniteville Acquisition.

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

         Net cash provided by operating activities was $50.4 million in fiscal 1995. Principal working capital changes included a $6.1 million decrease in accounts receivable, a $4.9 million increase in inventories and a $2.0 million decrease in prepaid expenses. The Company's investing activities included the investment of $15.8 million in capital improvements, as well as the receipt of proceeds from the sale of equipment that was replaced in connection with the ongoing modernization of the Company's manufacturing facilities and a non-refundable deposit in connection with the sale of certain real estate owned by the Company. Net cash used in financing activities aggregated $35.5 million, including $32.4 million used to repay long-term indebtedness and $3.1 million used to pay dividends on outstanding capital stock.

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

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which generally requires that companies report segment information for operating segments which are revenue producing components for which separate financial information is produced internally. The Company plans to adopt Statement No. 131 in the first quarter of fiscal 1999, but has not yet completed its analysis of the impact, if any, Statement No. 131 may have on its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              AVONDALE INCORPORATED

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 29, 1997

                                                                                                  PAGE
                                                                                                  -----
Report of Independent Auditors.......................................................              19

Consolidated Balance Sheets..........................................................              20

Consolidated Statements of Income....................................................              21

Consolidated Statements of Shareholders' Equity......................................              22

Consolidated Statements of Cash Flows................................................              23

Notes to Consolidated Financial Statements...........................................              24

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Avondale Incorporated

         We have audited the accompanying consolidated balance sheets of Avondale Incorporated as of August 30, 1996 and August 29, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 29, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avondale Incorporated at August 30, 1996 and August 29, 1997, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended August 29, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          ERNST & YOUNG LLP

Atlanta, Georgia
October 7, 1997

                              AVONDALE INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   AUGUST 30,    AUGUST 29,
                                                                                      1996         1997
                                                                                   ----------    ----------
                                   ASSETS

Current assets
  Cash ..........................................................................    $  7,253    $  8,517

  Accounts receivable, less allowance for doubtful accounts of $4,920 in
     1996 and $5,518 in 1997 ....................................................      84,428      77,698
  Due from Triarc ...............................................................       7,250          --
  Inventories ...................................................................     127,698     120,860
  Prepaid expenses ..............................................................       2,792       1,561
                                                                                     --------    --------

          Total current assets ..................................................     229,421     208,636
Property, plant and equipment
  Land ..........................................................................       8,490       8,510
  Buildings .....................................................................      64,275      71,155
  Machinery and equipment .......................................................     355,155     379,434
                                                                                     --------    --------
                                                                                      427,920     459,099
  Less accumulated depreciation .................................................    (190,838)   (230,117)
                                                                                     --------    --------
                                                                                      237,082     228,982

Other assets ....................................................................      26,576      23,604
                                                                                     --------    --------
                                                                                     $493,079    $461,222
                                                                                     ========    ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable...........................................................        $ 47,045    $ 41,884
  Accrued compensation, benefits and related expenses........................          20,182      22,514
  Other accrued expenses.....................................................          26,530      22,416
  Long-term debt due in one year.............................................           3,250       3,250
  Income taxes payable.......................................................              88       4,804
                                                                                     --------    --------
          Total current liabilities..........................................          97,095      94,868
Long-term debt...............................................................         299,850     248,075
Deferred income taxes and other long-term liabilities........................          28,622      31,917
Commitments and contingencies
Shareholders' equity
  Preferred Stock
     $.01 par value; 10,000 shares authorized................................              --          --
Common Stock
  Class A, $.01 par value; 100,000 shares authorized; issued and
    outstanding -- 12,312 shares in 1996 and 12,290 shares in 1997.......                 123         123

Class B, $.01 par value; 5,000 shares authorized; issued and
  outstanding -- 979 shares in 1996 and 1997..........................                     10          10
  Capital in excess of par value.............................................          41,844      41,478
  Retained earnings..........................................................          25,535      44,751
                                                                                     --------    --------
          Total shareholders' equity.........................................          67,512      86,362
                                                                                     --------    --------
                                                                                     $493,079    $461,222
                                                                                     ========    ========

                 See notes to consolidated financial statements.

                              AVONDALE INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  FISCAL YEAR  ENDED
                                                                        ------------------------------------
                                                                        AUGUST  25,  AUGUST 30,   AUGUST 29,
                                                                           1995         1996         1997
                                                                        -----------  ----------   ----------
Net sales..............................................................  $  538,652  $  706,232   $1,049,474

Operating costs and expenses
 Cost of goods sold....................................................     443,726     599,149      882,760
 Depreciation                                                                23,709      30,139       40,508
 Selling and administrative expenses...................................      23,606      32,018       47,243
                                                                         ----------  ----------   ----------
          Operating income.............................................      47,611      44,926       78,963
Interest expense.......................................................      14,333      18,512       26,158
Discount and expenses on sale of receivables...........................          --       3,718        6,617
Loss attributable to investment in Oneita..............................          --          --        7,500
Other (income) expense, net............................................        (761)         13          801
                                                                         ----------  ----------   ----------
   Income before income taxes..........................................      34,039      22,683       37,887
Provision for income taxes.............................................      13,100       9,035       14,950
                                                                         ----------  ----------   ----------
          Net income...................................................  $   20,939  $   13,648   $   22,937
                                                                         ==========  ==========   ==========
Net income per common share............................................  $     1.88  $     1.15   $     1.70
                                                                         ----------  ----------   ----------
Weighted average shares outstanding....................................      11,133      11,919       13,469
                                                                         ==========  ==========   ==========


                 See notes to consolidated financial statements.

                              AVONDALE INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               COMMON STOCK
                                                                  ISSUED             CAPITAL IN
                                                          --------------------       EXCESS OF      RETAINED
                                                         SHARES         AMOUNT       PARVALUE       EARNINGS
                                                       --------       --------       --------       --------
Balance at August 26, 1994 .......................       11,069       $    111       $  2,566       $ (2,543)

  Net income .....................................           --             --             --         20,939
  Cash dividends ($0.28 per share) ...............                                                    (3,099)
                                                         ------       --------       --------       --------
Balance at August 25, 1995 .......................       11,069            111          2,566         15,297
  Net income .....................................           --             --             --         13,648
  Cash dividends ($0.28 per share) ...............           --             --             --         (3,410)
  Shares issued in connection with the acquisition
     of the Textile Business .....................        2,222             22         39,278             --
                                                         ------       --------       --------       --------
Balance at August 30, 1996 .......................       13,291            133         41,844         25,535
  Net income .....................................           --             --             --         22,937
  Cash dividends ($0.28 per share) ...............           --             --             --         (3,721)
  Purchase and retirement of treasury stock
                                                            (22)            --           (366)            --
                                                         ------       --------       --------       --------
Balance at August 29, 1997 .......................       13,269       $    133       $ 41,478       $ 44,751
                                                         ======       ========       ========       ========

                 See notes to consolidated financial statements.

                            AVONDALE INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                        FISCAL YEAR ENDED
                                                                                        -----------------
                                                                              AUGUST 25,   AUGUST 30,    AUGUST 29,
                                                                                1995          1996           1997
                                                                             -----------  -----------    ----------
Operating activities
  Net income ..............................................................    $ 20,939     $  13,648     $ 22,937
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ........................................      23,849        30,411       40,822
     Loss attributable to investment in Oneita ............................          --            --        7,500
     Benefit of deferred income taxes .....................................         (85)       (5,632)        (318)
     Interest expense on payment-in-kind notes ............................       2,337         2,671           --
     Other assets .........................................................        (643)       (1,016)      (3,311)
     Other liabilities ....................................................       1,211         1,326        1,639
     Gain on sale of equipment ............................................        (738)         (696)        (681)
     Changes in operating assets and liabilities:
       Accounts receivable ................................................       6,142       (21,898)       8,730
       Inventories ........................................................      (4,924)        1,888        6,838
       Prepaid expenses ...................................................       2,032        (2,380)       1,230
       Accounts payable and accrued expenses ..............................         (24)        7,401       (6,943)
       Income taxes payable                                                         352          (265)       4,716
                                                                              ---------     ---------     --------
          Net cash provided by operating activities .......................      50,448        25,458       83,159
Investing activities
  Acquisition of Textile Business of Graniteville .........................          --      (247,956)          --
  Sale of real estate .....................................................          --        11,484           --
  Due from Triarc .........................................................          --        (7,250)       7,250
  Investment in Oneita securities .........................................          --        (7,500)          --
  Purchase of property, plant and equipment ...............................     (15,823)      (33,439)     (32,046)
  Proceeds from sale of property, plant and equipment .....................       1,298           904          763
                                                                              ---------     ---------     --------
          Net cash used in investing activities ...........................     (14,525)     (283,757)     (24,033)
Financing activities
  Principal payments on long-term debt ....................................      (3,000)       (4,000)      (3,250)
  Net borrowings (payments) on revolving line of credit ...................     (29,375)       54,525      (48,525)
  Issuance of subordinated notes ..........................................          --       125,000           --
  Deferred financing costs ................................................          --        (6,184)          --
  Sale of accounts receivable, net.........................................          --       104,000       (2,000)
  Issuance of common stock ................................................          --        39,300           --
  Retirement of subordinated notes ........................................          --       (45,014)          --
  Purchase and retirement of treasury stock ...............................          --            --         (366)
  Dividends paid                                                                 (3,099)       (3,410)      (3,721)
                                                                              ---------     ---------     --------
          Net cash (used in) provided by financing activities .............     (35,474)      264,217      (57,862)
                                                                              ---------     ---------     --------
Increase in cash ..........................................................         449         5,918        1,264
Cash and cash equivalents at beginning of year.............................         886         1,335        7,253
                                                                              ---------     ---------     --------
          Cash and cash equivalents at end of year.........................   $   1,335     $   7,253     $  8,517
                                                                              =========     =========     ========



                 See notes to consolidated financial statements.

                              AVONDALE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 29, 1997

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

         Inventories: Inventories are stated at the lower of cost or market value. Except for certain supply inventories valued on an average cost basis, cost is determined on a last-in, first-out ("LIFO") basis.

         Periodically, the Company purchases cotton futures and options contracts to hedge exposure to price fluctuations in the cotton acquired from various suppliers. Gains and losses on these hedging contracts, which are immaterial, are deferred as an adjustment to the carrying value of inventories and recognized when these inventories are sold.

         Property, Plant and Equipment: Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets. Depreciation is calculated primarily using the straight-line method. Capital lease amortization is included with depreciation expense in the consolidated financial statements.

         Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The adoption of this statement had no material impact on the Company's results of operations or financial position.

         Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. The Company matches 25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $4.3 million, $6.0 million, and $6.9 million for fiscal 1995, 1996, and 1997, respectively.

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

         Fair Value of Financial Instruments: The carrying values of cash, accounts receivable, certain other assets and accounts payable and accrued expenses approximate reasonable estimates of their fair values at August 30, 1996 and August 29, 1997. See Note 7 for disclosures related to the fair values of Long term debt and interest rate swap agreements.

         Earnings Per Share: Earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents (for stock options using the treasury method) outstanding during each year.

         Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for the stock option grants.

         Recent Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which generally requires that companies report segment information for operating segments which are revenue producing components for which separate financial information is produced internally. The Company plans to adopt Statement No. 131 in the first quarter of fiscal 1999, but has not yet completed its analysis of the impact, if any, Statement No. 131 may have on its financial statements.

         Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the year (8%, 14%, and 10% of total revenues in 1995, 1996, and 1997 respectively) on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company.

         The credit status of each customer is approved and monitored by the Company. Sales to V.F. Corporation and its affiliates represented 28% of net sales for fiscal 1995, 20% of net sales for fiscal 1996, and 18% of net sales for fiscal 1997.

         2. Purchase of the Textile Business of Graniteville Company: On April 29, 1996, the Company acquired substantially all of the textile assets (the "Textile Business") of Graniteville Company from Triarc Companies, Inc. ("Triarc"), for cash consideration of $242.8 million plus the assumption of certain liabilities other than long term debt.

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

                                                     1995            1996
                                                    ------          ------
            Net Sales...........................    $1,040         $1,036
            Net income..........................    $   25         $    1
            Net income per share................    $ 1.90         $  .10


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

         The Company retains a residual interest in the Receivables in an amount equal to the excess of the Receivables over the certificates sold. Such residual interest is included in Accounts receivable in the Consolidated Balance Sheet. All losses, credits or other adjustments relating to the Receivables constitute deductions applicable to the Company's residual interest in the Receivables. Accordingly, the Company maintains an allowance for such deductions based upon the expected collectibility of the Receivables. At August 30, 1996 and August 27, 1997, an allowance of $6.2 million and $7.6 million, respectively, related to the Receivables is included in Other accrued expenses in the Consolidated Balance Sheet.

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

         Under the Agreement, the trust may issue certificates of up to $120 million. Certificates of $104 million and $102 million, respectively, were outstanding at August 30, 1996 and August 29, 1997. Accounts receivable in the Consolidated Balance Sheet have been reduced by approximately $105 million and $103 million, respectively, representing the face amount of the outstanding receivables sold at those dates.

         For the fiscal years ended August 30, 1996 and August 29, 1997, discounts of $3.7 million and $6.6 million, respectively, on sales of Receivables have been included in Discount and expenses on sale of receivables in the Consolidated Statements of Income. The Company sells the Receivables as an alternative to incurring additional debt. Viewed on this basis, the Company's ongoing cost of the facility at August 29, 1997 is equal to the Eurodollar rate (adjusted for any reserves) plus 0.625% or the bank's base rate of interest. A commitment fee of .375% per annum is payable monthly on the unused portion of the facility.

         4. Inventories: Components of inventories are as follows (in thousands):


                                                                              AUGUST 30,     AUGUST 29,
                                                                                1996            1997
                                                                              ----------     ----------
           Finished goods.............................................          $ 35,746       $ 32,907
           Work in process............................................            56,826         51,345
           Raw materials..............................................            26,817         24,556
           Dyes and chemicals.........................................             9,119          6,518
                                                                                --------       --------
           Inventories at FIFO........................................           128,508        115,326
           Less allowance to reduce carrying value to LIFO basis......           (7,725)         (2,027)
                                                                                --------       --------
                                                                                 120,783        113,299
           Supplies at average cost...................................             6,915          7,561
                                                                                --------       --------
                                                                                $127,698       $120,860
                                                                                ========       ========

         5. Investment in Securities: In January 1996, the Company purchased a $7.5 million subordinated note due February 26, 1999, having convertible features, from Oneita Industries, Inc. ("Oneita"). On August 27, 1996, the Company converted the subordinated note plus accrued interest into 2,270,833 shares of common stock of Oneita, representing ownership of 24.8% of Oneita's outstanding shares. This investment, which is accounted for under the equity method, is included in Other assets in the Consolidated Balance Sheet.

         The following summarizes the results of operations reported by Oneita for its four fiscal quarters ended June 28, 1997 (amounts in thousands):

                  Net Sales                                   $ 136,672
                                                              =========

                  Loss from Operations                        $ (27,562)
                                                              =========

                  Net Loss                                    $ (35,659)
                                                              =========


         During the fiscal year ended August 29, 1997, the Company recorded a loss of $7.5 million attributable to its investment in Oneita, reducing the carrying value of its investment to zero. Such loss represented the Company's pro rata share of the net loss incurred by Oneita for its four fiscal quarters noted above, limited to the Company's original investment.

         6. Income Taxes: Provision for income taxes is composed of the following (in thousands):

                                                                     1995         1996        1997
                                                                   -------      -------     -------
         Current:
             Federal.......................................        $11,376      $12,784     $13,232
             State.........................................          1,809        1,883       2,036
                                                                   -------      -------     -------
                                                                    13,185       14,667      15,268
                                                                   -------      -------     -------
         Deferred:
             Federal.......................................            (86)      (4,870)       (275)
             State.........................................              1         (762)        (43)
                                                                   -------      -------     -------
                                                                       (85)      (5,632)       (318)
                                                                   -------      -------     -------
                                                                   $13,100      $ 9,035     $14,950
                                                                   ========     =======     =======

         The following table shows the reconciliation of federal income tax expense at the statutory rate on income before income taxes to reported income tax expense (in thousands):



                                                                      1995        1996       1997
                                                                    -------     ------     -------
 Taxes on earnings at 35%...................................        $11,914     $7,939     $13,261
 State income taxes, net of federal tax benefit.............          1,177        729       1,276
 Other......................................................              9        367         413
                                                                    -------     ------     -------
                                                                    $13,100     $9,035     $14,950
                                                                    =======     ======     =======


         The Company made income tax payments of $12.6 million, $14.3 million and $10.4 million during fiscal 1995, 1996 and 1997, respectively.

         Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company's year-end deferred tax liabilities and assets are as follows (in thousands):

                                                                         AUGUST 30,   AUGUST 29,
                                                                             1996        1997
                                                                         ----------   ----------
         Deferred tax liabilities:
             Depreciation......................................            $ 21,109     $ 21,784
             Inventory valuation...............................               7,088        7,395
             Goodwill..........................................               2,688        2,638
             Other.............................................               1,781        1,414
                                                                           --------     --------
                     Deferred tax liabilities..................              32,666       33,231
                                                                           --------     --------
         Deferred tax assets:
             Employee benefit programs.........................               8,430        8,015
             Receivable reserves...............................               4,382        5,285
             Other.............................................               2,969        3,364
                                                                           --------     --------
                     Deferred tax assets.......................              15,781       16,664
                                                                           --------     --------
           Net deferred tax liabilities........................            $ 16,885     $ 16,567
                                                                           ========     ========

         7. Long Term Debt: Long term debt consists of the following (in thousands):


                                                                           AUGUST 30,    AUGUST 29,
                                                                             1996           1997
                                                                           ----------    ----------
 Revolving credit facility, interest tied to banks' base rate or
 alternative rates, 6.88% - 8.5% in 1997, due April 2001............       $  161,100    $  112,575

 Industrial revenue bonds, floating rate, 3.10% - 4.70% in 1997, due
 in various installments through 2004...............................           17,000        13,750
 Senior subordinated notes, 10.25%, due May 1, 2006.................          125,000       125,000
                                                                           ----------    ----------
                                                                              303,100       251,325
 Less current portion...............................................           (3,250)       (3,250)
                                                                           ----------    ----------
                                                                           $  299,850    $  248,075
                                                                           ==========    ==========

         The Company maintains a secured revolving credit facility with a group of banks which provides aggregate borrowing availability of a maximum of $200 million through April 2001. Under the terms of this agreement, the Company can designate an interest rate tied to the banks' base rate or alternative rates negotiated with the banks, for specified time periods. A commitment fee of 0.275% per annum is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company's assets. Covenants of the credit agreement require the Company to maintain certain cash flow ratios and debt to equity ratios, and contain restrictions on payment of dividends. Under the most restrictive of these covenants, $20.6 million of retained earnings was available for payment of dividends at August 29, 1997.

         The Company uses interest rate swap agreements to effectively convert a portion of its outstanding revolving credit facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in Other liabilities or assets. At August 29, 1997, the Company had interest rate swap agreements with notional amounts aggregating $125 million providing an effective interest rate of 7.1% on that equivalent portion of the revolving credit facility. These interest rate swap agreements had no significant market value at August 30, 1996 and August 29, 1997, as their interest rates in aggregate were substantially equal to current market rates.

         Two of the industrial revenue bonds which were issued to acquire property, plant and equipment represent capital lease obligations. These lease obligations plus the other industrial revenue bonds are secured by letter of credit agreements with a bank. The letter of credit agreements are, in turn, secured by the property, plant and equipment at three plant locations, which had a carrying value of approximately $28.0 million at August 29, 1997. Covenants of the letter of credit agreements substantially adopt the restrictive covenant provisions of the revolving credit facility.

         In conjunction with the acquisition discussed in Note 2, the Company issued $125 million of 10.25% senior subordinated notes which mature on May 1, 2006. The notes are unsecured and subordinate to all existing and future senior indebtedness of the Company. Interest on the notes is due on May 1 and November 1 of each year. At August 30, 1996, the quoted market value of the notes approximated their carrying value. At August 29, 1997, the market value of the notes was approximately $133 million. The Company does not anticipate settlement of the notes at fair value and currently expects the notes to remain outstanding through maturity.

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

         At August 29, 1997, the Company was in compliance with the covenants of the revolving credit facility, subordinated note indenture and letter of credit agreements.

         The carrying value of the Company's revolving credit facility and industrial revenue bonds approximates fair value.

         Aggregate maturities of long-term debt are as follows (in thousands):

           1998    ..........................................      $  3,250
           1999    ..........................................         2,250
           2000    ..........................................         3,250
           2001    ..........................................       115,075
           2002    ..........................................           500
           Thereafter through 2006...........................       127,000
                                                                   --------
                                                                   $251,325
                                                                   ========


         In connection with the Company's borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $12.2 million, $15.1 million and $25.4 million in 1995, 1996 and 1997, respectively.

         8. Common Stock: Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 20 votes with respect to matters submitted to a vote of shareholders. Each share of the Class B Common Stock is convertible at any time, at the option of its holder, into one share of Class A Common Stock. The Class B Common Stock will convert automatically into Class A Common Stock, and thereby lose its special voting rights, if such Class B Common Stock is sold or otherwise transferred to any person or entity other than certain designated transferees.

         To finance a portion of the purchase price for the Textile Business, the Company sold 2.2 million shares of Class A Common Stock to investors for $40 million, less fees and expenses of $700,000. In connection with the sale, the Company entered into shareholder and registration rights agreements which, among other matters, grant the investors certain preemptive rights with respect to future sales of common stock and certain registration rights with respect to the investors' shares.

         The Company maintains a Stock Option Plan that allows for the grant of non-qualified and incentive stock options. Under the Stock Option Plan, options to purchase up to 1,081,250 shares of Class A Common Stock may be granted to full-time associates, including executive officers of the Company.

During 1995 and 1996, 640,000 non-qualified options at $12.50 per share and 390,000 non-qualified options at $18.00 per share, respectively, were granted, and 50,000 non-qualified options at $12.50 per share and 25,000 non-qualified options at $18.00 per share, respectively, were forfeited (and reinstated as available for grant) by associates leaving the Company. The exercise prices of the options granted approximated the fair market value of the Company's stock on the dates of grant. All options granted vest ratably over 5 years and may be exercised for a period of 10 years. At August 29, 1997, there were 955,000 stock options outstanding, 309,000 of which were exercisable.

         The Company adopted a stock option plan for its non-employee directors, effective September 1, 1997, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, automatically each director will be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. The options will be exercisable for a period of ten years, subject to certain limitations.

         Proforma information regarding the effect on the Company's results of operations, had stock options been accounted for under the fair value method of FAS 123, has not been presented as such proforma effect is immaterial.

         9. Commitments and Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management's estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on its future results of operations or financial position.

         The Company is also a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

         Commitments for future additions to plant and equipment were approximately $42.4 million at August 29, 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills, are as follows:

NAME                                            AGE    POSITIONS HELD
----                                            ---    --------------
G. Stephen Felker........................        45    Chairman of the Board, President and Chief
                                                          Executive Officer of the Company and
                                                          Avondale Mills
Jack R. Altherr, Jr......................        48    Vice Chairman, Chief Financial Officer,
                                                          Secretary and Director of the Company
                                                          and Avondale Mills
T. Wayne Spraggins.......................        60    Vice President of Avondale Mills and President,
                                                          Manufacturing Operations
Keith M. Hull............................        44    Vice President of Avondale Mills and
                                                          President, Apparel Fabrics
Robert G. Nelson.........................        49    Vice President of Avondale Mills and
                                                          President, Avondale Yarns
Craig S. Crockard........................        55    Vice President, Planning and Development of
                                                          Avondale Mills
Bill W. Henry............................        63    Vice President, Raw Material Purchasing of
                                                          Avondale Mills
M. Delen Boyd............................        41    Vice President, Controller of Avondale
                                                          Mills, and Assistant Secretary of the Company
                                                          and Avondale Mills
J. Elliott Woodward......................        45    Vice President, Treasurer of Avondale
                                                          Mills, and Assistant Secretary of the Company
                                                          and Avondale Mills
Sharon L. Rodgers........................        41    Vice President, Human Resources of Avondale
                                                          Mills
Kenneth H. Callaway(1)...................        42    Director of the Company and Avondale Mills
Robert B. Calhoun(1)(2)(3)...............        55    Director of the Company and Avondale Mills
Harry C. Howard(2).......................        68    Director of the Company and Avondale Mills
C. Linden Longino, Jr.(2)................        61    Director of the Company and Avondale Mills
Dale J. Boden(1).........................        40    Director of the Company and Avondale Mills
John P. Stevens(1).......................        68    Director of the Company and Avondale Mills

--------------------
(1)    Member of Compensation Committee.
(2)    Member of Audit Committee.
(3) Mr. Calhoun has been elected a director of the Company pursuant to that certain shareholder's agreement dated as of April 29, 1996 by and among the Company and certain shareholders of the Company.

       G. Stephen Felker has served as Chairman of the Board of the Company since 1992, President and Chief Executive Officer of the Company since 1980, and in various other capacities since 1974. Mr. Felker has served as Chairman of the Board and Chief Executive Officer of Avondale Mills since 1986, when the Company acquired Avondale Mills, and President of Avondale Mills since 1995. Mr. Felker serves as a director of Wachovia Bank of Georgia, N.A and Oneita Industries, Inc.

         Jack R. Altherr, Jr. has served as Vice Chairman of the Company and Avondale Mills since May 1996, Chief Financial Officer and a director of the Company since December 1989, Chief Financial Officer and Secretary of Avondale Mills since October 1988 and a director of Avondale Mills since 1993. With the exception of fiscal 1995, he has served as Secretary of the Company and Avondale Mills since August 1993. Mr. Altherr has served the Company and Avondale Mills in various other capacities since July 1982. Mr. Altherr serves as a director of Oneita Industries, Inc.

         T. Wayne Spraggins has served as Vice President of Avondale Mills and President, Manufacturing Operations since May 1996. Mr. Spraggins joined Avondale Mills as a standards engineer in August 1961 and has served Avondale Mills in various other capacities, including Vice President, Manufacturing of Avondale Mills, since that time.

         Keith M. Hull has served as President, Apparel Fabrics, the apparel fabrics division of Avondale Mills following the Graniteville Acquisition, since May 1996. Mr. Hull has served as Vice President of Avondale Mills since April 1989, and serves the Company in various other capacities, including Vice President, Marketing since 1977. Mr. Hull serves as a director of Cherokee, Inc.

         Robert G. Nelson has served as President, Avondale Yarns, the yarns division of Avondale Mills, since March 1996 and Vice President of Avondale Mills since August 1993. Mr. Nelson has served the Company in various other capacities, including President, Walton Fabrics, since 1988.

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

         M. Delen Boyd has served as Vice President, Controller of Avondale Mills and Assistant Secretary of the Company and Avondale Mills since May 1996. Mr. Boyd has served as Controller of Avondale Mills since 1987. Mr. Boyd joined Avondale Mills in 1982 and has served in various capacities, including Assistant Controller and Corporate Director of Accounting and Taxes.

         J. Elliott Woodward has served as Vice President, Treasurer of Avondale Mills since May 1996. Mr. Woodward served as Vice President and Controller of Graniteville Company from 1993 to May 1996. Mr. Woodward joined Graniteville Company in 1984 and served in various capacities from 1984 to May 1996, including Manager of General Accounting and Controller.

         Sharon L. Rodgers has served as Vice President, Human Resources of Avondale Mills since May 1996. Ms. Rodgers served as Vice President, Legal and Assistant Secretary of Graniteville Company from 1993 to May 1996. Ms. Rodgers joined Graniteville Company in 1980 and served in various other capacities at Graniteville Company during the thirteen years ending in 1993.

         Kenneth H. Callaway has served as a director of the Company since November 1987 and of Avondale Mills since August 1993. Mr. Callaway has been President of Calgati Chemical Company, a specialty chemical exporter, since December 1991. From 1987 through 1991, Mr. Callaway served as president of three privately-owned retail computer businesses.

         Robert B. Calhoun has served as a director of the Company since August 1993 and of Avondale Mills since November 1991. Mr. Calhoun has been President of Clipper Asset Management Corporation, the sole general partner of The Clipper Group, L.P., a private investment firm, since January 1991, and of
                                       33

Clipper Capital Corporation, the sole general partner of Clipper, an affiliated private investment firm, since 1993. From 1975 to 1991, Mr. Calhoun was a Managing Director of CS First Boston Corporation, an investment banking firm. Mr. Calhoun is also a director of Interstate Bakeries Corporation, Sterling Chemical Holdings, Inc., TravelCenters of America, Inc., HVIDE Marine, Inc. and several private companies.

         Harry C. Howard has served as a director of the Company since August 1993 and of Avondale Mills since July 1986. Mr. Howard retired from the law firm of King & Spalding, where he had practiced law since 1956, as of December 31, 1992. Mr. Howard serves as a director of Crescent Banking Company, a bank holding company.

         C. Linden Longino, Jr. has served as a director of the Company since November 1975 and of Avondale Mills since August 1993. Mr. Longino served as Senior Vice President of SunTrust Bank, Atlanta from December 1978 until his retirement in July 1996. During his 34-year career with SunTrust Bank, Atlanta, Mr. Longino served in various management capacities.

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

         During fiscal 1997, the Company paid each non-employee director a quarterly fee of $7,500 plus reimbursement of out-of-pocket expenses. The Company also paid $500 to its non-employee directors for each committee meeting attended in the first quarter of the fiscal year, totaling $6,500 in aggregate for all directors.

         The Company adopted a stock option plan for its non-employee directors, effective September 1, 1997, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, automatically each director will be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. The options will be exercisable for a period of ten years, subject to certain limitations.

         The directors of the Company are elected annually by the shareholders of the Company. All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

         Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 1997, 1996 and 1995 by the Company's Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION(1)
                                                         ---------------------
                                                      FISCAL                                 ALL OTHER
NAME AND PRINCIPAL POSITION                            YEAR    SALARY($)  BONUS($)(2)  COMPENSATION($)(3)
---------------------------                            ----    ---------  -----------  ------------------
G. Stephen Felker..............................        1997      800,016    1,073,601        16,782
  Chairman of the Board, President and Chief           1996      795,516      918,587        14,076
  Executive Officer                                    1995      773,016      993,182        12,763

Jack R. Altherr, Jr............................        1997      291,668      197,470         8,768
  Vice Chairman, Chief Financial Officer and           1996      248,008      153,925         7,304
  Secretary                                            1995      234,508      159,424         7,376

T. Wayne Spraggins.............................        1997      241,260      162,157        12,783
  Vice President and President, Manufacturing          1996      196,268      120,797        10,654
  Operations                                           1995      188,840      122,720        10,517

Keith M. Hull..................................        1997      240,008      160,418         7,329
  Vice President and President, Apparel Fabrics        1996      187,508      101,835         6,232
                                                       1995      170,840      114,822         6,908

Robert G. Nelson...............................        1997      150,000       68,285         7,072
  Vice President and President, Avondale Yarns         1996      133,758       32,379         5,988
                                                       1995      114,176       31,629         6,762

----------

(1) The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.
(2) Amounts shown include cash bonuses earned under the Company's fiscal 1997 management incentive plan, payments received in the Company's distribution of fiscal 1997 cash profit sharing to all eligible associates of the Company, and payments received in lieu of profit sharing contributions under the Company's Associate Profit Sharing and Savings Plan on fiscal 1997 compensation in excess of qualified plan limits.
(3) Amounts shown reflect, for fiscal 1995, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,125 on behalf of Messrs. Felker, Altherr, Spraggins and Hull and $1,120 on behalf of Mr. Nelson, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $4,776 on behalf of Messrs. Felker, Altherr, Spraggins and Hull, and $4,554 on behalf of Mr. Nelson, and (iii) life insurance premiums of $6,862, $1,475, $4,616, 1,007 and $1,088 paid by the Company on behalf of Messrs. Felker, Altherr, Spraggins, Hull and Nelson, respectively. Amounts shown reflect, for fiscal 1996, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,125 on behalf of each Named Executive Officer, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $3,560 on behalf of each Named Executive Officer and (iii) life insurance premiums of $9,391, $2,619, $5,969, $1,547 and $1,303 paid by the Company on behalf of Messrs. Felker, Altherr, Spraggins, Hull and Nelson, respectively. Amounts shown reflect, for fiscal 1997, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,125 on behalf of each Named Executive Officer, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $4,456 on behalf of each Named Executive Officer and (iii) life insurance premiums of $11,202, $3,188, $7,202, $1,748 and $1,491 paid by the Company on behalf of Messrs. Felker, Altherr, Spraggins, Hull and Nelson, respectively.


         Aggregated Options Table. The table below sets forth certain information with respect to options held at the end of fiscal 1997 by each Named Executive Officer. No options were granted or exercised during fiscal 1997.



                            AGGREGATED OPTIONS TABLE

                                                                          NUMBER OF           VALUE OF
                                                                       SHARES SUBJECT       UNEXERCISED
                                                                       TO UNEXERCISED       IN-THE-MONEY
                                                                         OPTIONS AT          OPTIONS AT
                                                                       AUGUST 29, 1997    AUGUST 29, 1997(1)
                                                                       ---------------    ------------------
G. Stephen Felker............................................              265,000            $1,320,000
Jack R. Altherr, Jr..........................................              125,000               550,000
T. Wayne Spraggins...........................................               75,000               275,000
Keith M. Hull................................................               75,000               275,000
Robert G. Nelson.............................................               30,000                55,000


--------------------
(1) All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on management's estimate of the fair market value of the Class A Common Stock at August 29, 1997.

         Long-Term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 1997 by each Named Executive Officer. No phantom units were awarded during fiscal 1997.

           LONG-TERM INCENTIVE PLANS -- UNITS HELD AT AUGUST 29, 1997


                                                    AGGREGATE                         ESTIMATED FUTURE
                                                  PHANTOM UNITS    PERIOD UNTIL        PAYOUTS FOR ALL
NAME                                                 HELD(1)      PAYOUT (YEARS)    PHANTOM UNITS HELD(2)
----                                                 -------      --------------    ---------------------
G. Stephen Felker.........................            150               19                $746,190
Jack R. Altherr, Jr.......................             90               17                 447,714
T. Wayne Spraggins........................             50                5                 248,730
Keith M. Hull.............................             90               20                 447,714
Robert G. Nelson..........................             --               --                      --

----------

  (1) Each phantom unit equals 398.606 phantom shares. The value of each phantom share is equal to the result obtained by dividing (i) five times Avondale's earnings before depreciation, amortization, LIFO inventory adjustments, interest and income taxes for the 10 fiscal quarters immediately preceding such date divided by 2.5, plus (ii) certain "balance sheet adjustments" by the sum of (i) the aggregate number of outstanding phantom shares plus (ii) the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company. Phantom units vest at the rate of 5.0% per year for each full and uninterrupted year that the Named Executive Officer remains employed by the Company after August 31, 1989, and vest fully if the Named Executive Officer dies before his employment is terminated. The value of vested phantom units is payable beginning on the later of the date on which the Named Executive Officer reaches the age of 65 or the date on which the employment of such Named Executive Officer terminates (the "Normal Payment Date"), in 10 equal annual installments, with interest equal to the one-year U.S. Treasury Bill rate in effect on the Normal Payment Date. If the Named Executive Officer dies before his employment with the Company is terminated, the value of his phantom units on the date of death is payable to his beneficiary as described above. If the Named Executive Officer dies after his Normal Payment Date, the present value of the balance of the annual installments is payable in a lump sum to his beneficiary. A Named Executive Officer will forfeit all interest in his Phantom Stock Units (whether or not vested) if he violates certain non-compete covenants applicable during such Named Executive Officer's employment and for a period of five years after termination of such employment.
 (2) There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 1997, of vested and non-vested phantom units held at the end of fiscal 1997 based on the results of the Company for the 10 fiscal quarters ended August 29, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1997, the Compensation Committee consisted of Messrs. Stevens, Boden, Calhoun and Callaway. The Compensation Committee is responsible for recommending to the Board of Directors the Compensation for the Company's executive officers, which compensation is then approved by the full Board of Directors.

         C. Linden Longino, Jr., a director of the Company, served as an officer of SunTrust Bank, Atlanta during fiscal 1996. Avondale and SunTrust Bank, Atlanta are parties to four letter of credit agreements relating to industrial revenue bonds issued in connection with certain of the Company's manufacturing facilities. In addition, SunTrust Bank, Atlanta has performed other banking services for the Company over the past three fiscal years. Aggregate payments by the Company to SunTrust Bank, Atlanta for such services did not exceed 5% of the Company's net sales or SunTrust Bank, Atlanta's gross revenues in any of such fiscal years.

         Mr. Felker is a director of Wachovia, a former executive officer of which, John P. Stevens, is a director of the Company. The Company maintains the Credit Facility, under which it has aggregate borrowing availability of $200 million, with a syndicate of banks, including Wachovia, for which Wachovia serves as agent, pursuant to a loan amendment dated April 29, 1996. The greatest amount owed by the Company under the Credit Facility during fiscal 1997 was $168.8 million, and aggregate interest paid by the Company under this agreement during fiscal 1997 was $11.7 million. In addition, Wachovia has performed other banking services for the Company over the past three fiscal years. Aggregate payments by the Company to Wachovia for such services did not exceed 5% of the Company's net sales or Wachovia's gross revenues in any of such fiscal years.


         Robert B. Calhoun, a director of the Company, is an affiliate of certain investors that purchased 2,222,223 shares of Class A Common Stock of the Company in the 1996 Private Placement for an aggregate purchase price of $40 million. Those investors subsequently purchased an additional 55,300 shares of Class A Common Stock, and thus Mr. Calhoun is deemed to beneficially own 2,277,523 shares of Class A Common Stock of the Company that were purchased by such investors. In addition, Mr. Calhoun is an affiliate of Clipper, to which the Company paid a $600,000 closing fee in connection with the 1996 Private Placement.

         The Company believes that its bank credit facilities, including the Credit Facility, have been on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable facilities with other borrowers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                        REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors during fiscal 1997 consisted of John P. Stevens, Chairman of the Compensation Committe, Dale J. Boden, Robert B. Calhoun and Kenneth H. Callaway. None of the members of the Compensation Committee is an employee of the Company. During fiscal 1997, the Compensation Committee was responsible for (i) establishing the compensation for the Company's Named Executive Officers and (ii) administering the Company's stock option plan.

         Compensation Policy. The Company's executive compensation policy is designed to attract, retain and motivate executive officers to maximize the Company's performance and shareholder value by:

            -      providing base salaries that are market-competitive;

            - rewarding the achievement of the Company's business plan goals and earnings objectives; and

            - creatingstock ownership opportunities to align the interests of executive officers with those of shareholders.

         In light of the Company's compensation policy, the components of its executive compensation program for fiscal 1997 included base salaries, cash bonuses and stock options.

         Base Salary. Each executive officer's base salary, including the Chief Executive Officer's base salary, is determined based upon a number of factors including the executive officer's responsibilities, contribution to the achievement of the Company's business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer's salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 1997, the base salary of each Named Executive Officer other than the Chief Executive Officer and Mr. Nelson was increased by 20.0% to 32.0% over each such executive officer's fiscal 1996 base salary commensurate with increased responsibilities assumed as a result of the Graniteville Acquisition. Mr. Nelson's base salary was increased by 30.4% during fiscal 1996 over his fiscal 1995 base salary in connection with his assumption of the responsibilities of President, Avondale Yarns and remained unchanged in fiscal 1997. Mr. Felker's base salary has not been adjusted since November 1, 1995.

         Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus under the management incentive plan. The Company's managment incentive plan is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company's management incentive plan, in fiscal 1997, certain executive officers were eligible to earn a cash bonus in an amount from 25% up to 125% of their respective base salaries depending on a number of factors including, without limitation, the Company's financial performance. During fiscal 1997, under this plan, the Named Executive Officers other than the Chief Executive Officer earned bonuses ranging from 43.5% to 62.5% of their respective base salaries. Mr. Felker's bonus was equal to 125% of his base salary.

         Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company's long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company's growth and profitability and individual grants are based on, among other things, the executive officer's responsibilities and individual performance. To encourage an executive officer's long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The creation of opportunities to own stock is considered the most significant component in an executive officer's compensation package. During fiscal 1997, the Named Executive Officers did not receive any stock option grants.

                                                          John P. Stevens
                                                          Dale J. Boden
                                                          Robert B. Calhoun
                                                          Kenneth H. Callaway


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of August 29, 1997, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

                                             BENEFICIAL OWNERSHIP       BENEFICIAL OWNERSHIP
                                                  OF CLASS A                 OF CLASS B           PERCENTAGE
                                                 COMMON STOCK               COMMON STOCK              OF
                                              NUMBER      PERCENT       NUMBER       PERCENT       COMBINED
NAME OF BENEFICIAL OWNER(1)                 OF SHARES    OF CLASS     OF SHARES      OF CLASS    VOTING POWER
---------------------------                 ---------    --------     ---------      --------    ------------
G. Stephen Felker(2).................       4,173,689        31.2%       978,939          100%         71.2%
Jack R. Altherr, Jr.(3)..............         152,199         1.2%            --            --            *
T. Wayne Spraggins(4)................         107,628           *             --            --            *
Keith M. Hull (5)....................          75,000           *             --            --            *
Robert G. Nelson (6).................           9,450           *             --            --            *
Dale J. Boden(7).....................         116,500           *             --            --            *
Kenneth H. Callaway..................          37,500           *             --            --            *
Robert B. Calhoun(8)(9)(10)..........       2,300,823        18.7%            --            --          7.2%
Harry C. Howard......................          45,000           *             --            --            *
C. Linden Longino, Jr.(11)...........          34,500           *             --            --            *
John P. Stevens(12)..................         103,000           *             --            --            *
The Clipper Group(9)(10)(13).........       2,277,523        18.5%            --            --          7.1%
Grayward Company(14).................       3,754,500        30.5%            --            --         11.8%
Felker Investments, Ltd.(15).........       2,093,750        17.0%            --            --          6.6%
Avondale Mills, Inc. Associate
 Profit Sharing and Savings Plan(16).         600,000         4.9%            --            --          1.9%
All directors and executive
 officers as a group (15 persons)....       7,191,866        53.3%       978,939          100%         80.4%

----------
*  Less than 1%

(1) Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655.
(2) Includes (i) 2,093,750 shares of Class A Common Stock held of record by Felker Investments, Ltd., a partnership of which Mr. Felker is the general partner (as the general partner, Mr. Felker is deemed to beneficially own such shares under Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act")), (ii) 978,939 shares of Class A Common Stock issuable upon conversion of the 978,939 shares of Class B Common Stock beneficially owned by Mr. Felker and (iii) 101,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Felker, which shares are deemed beneficially owned by Mr. Felker under Rule 13d-3 under the Exchange Act.
(3) Includes 45,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.
(4) Includes 25,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr.

         Spraggins, which shares are deemed beneficially owned by Mr. Spraggins under Rule 13d-3 under the Exchange Act.
(5) Includes 25,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.
(6) Includes 8,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Nelson, which shares are deemed beneficially owned by Mr. Nelson under Rule 13d-3 under the Exchange Act.
(7) Reflects (i) 2,500 shares beneficially owned by BF Capital, Inc., (ii) 3,000 shares beneficially owned by Textile Capital Partners, and (iii) 111,000 shares beneficially owned by The Sterling Trust; Hilliard Lyons Trust Co. Trustee with respect to which Mr. Boden is a beneficiary. Mr. Boden is the majority shareholder of BF Capital, Inc. and Textile Capital Partners and, consequently is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by these entities.
(8) The address of Mr. Calhoun is c/o Clipper Capital Partners, L.P., 650 Madison Avenue, New York, New York 10022.
(9) Includes shares beneficially owned by Clipper Capital Associates, L.P. ("CCA"), Clipper/Merchant Partners, L.P. and Clipper Equity Partners I, L.P. (whose address is 650 Madison Avenue, 9th Floor, New York, New York 10022), Clipper/Merban L.P. ("Merban") and Clipper/European Re, L.P. (whose address is c/o CITCO, De Ruyterkade, 62, P.O. Box 812, Curacao, Netherlands Antilles) and CS First Boston Merchant Investments 1995/96, L.P. ("Merchant") (whose address is 650 Madison Avenue, 9th Floor, New York, New York 10022).
(10) CCA is the general partner of all of the Clipper Group partnerships other than Merchant. The general partner of CCA is Clipper Capital Associates, Inc. ("CCI"), and Mr. Calhoun is the sole stockholder and a director of CCI. Clipper, an affiliate of Mr. Calhoun, has sole voting and investment power with respect to the shares of Class A Common Stock beneficially owned by Merchant. As a result, each of Mr. Calhoun, CCA and CCI is deemed to beneficially own all shares of Class A Common Stock beneficially owned by the Clipper Group (other than Merchant), and Mr. Calhoun is deemed to beneficially own the shares of Class A Common Stock beneficially owned by Merchant. It is anticipated that Merban will beneficially own shares of Class A Common Stock representing approximately 5.1% of the outstanding Class A Common Stock and that none of the other members of the Clipper Group will beneficially own more than 5% of the outstanding Class A Common Stock.
(11)     Includes 14,500 shares beneficially owned by Mr. Longino's spouse.
(12)     Includes 13,000 shares beneficially owned by Mr. Stevens' spouse.
(13) Merchant Capital, Inc. ("Merchant Capital"), an affiliate of CS First Boston Corporation, is the general partner of Merchant and the 99% limited partner of Clipper/Merchant Partners, L.P. CS Holding, an affiliate of CS First Boston Corporation, is the indirect 99% limited partner of Merban. None of Merchant, Merchant Capital, CS First Boston Corporation and CS Holding is an affiliate of Clipper or CCA.
(14) Grayward Company's address is c/o SunTrust Bank, Nashville, N.A., P.O. Box 305110, Nashville, Tennessee 37230. Grayward Company is a trust of which SunTrust Bank, Nashville, N.A. serves as trustee. As trustee, SunTrust Bank, Nashville, N.A. is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by Grayward Company.
(15) The address of Felker Investments, Ltd. is c/o G. Stephen Felker, 506 South Broad Street, Monroe, Georgia 30655.
(16) The address of the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (the "Plan") is c/o Wachovia Bank of North Carolina, N.A., P.O. Box 3099, Winston-Salem, N.C. 27150. Wachovia Bank of North Carolina, N.A., serves as trustee for the Plan and, as such, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         C. Linden Longino, Jr., a director of the Company, served as an officer of SunTrust Bank, Atlanta during fiscal 1996. The Company and SunTrust Bank, Atlanta are parties to four letter of credit agreements relating to industrial revenue bonds issued in connection with certain of the Company's facilities. See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

         John P. Stevens, a director of the Company, is a former executive officer of Wachovia. The Company maintains the Credit Facility, under which the Company has aggregate borrowing availability of $200 million with a syndicate of banks, including Wachovia, for which Wachovia serves as agent, pursuant to a loan agreement dated April 29, 1996. See "Management -- Compensation Committee Interlocks and Insider Participation". The Company believes that its bank credit facilities, including the Credit Facility, have been on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable facilities with other borrowers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Robert B. Calhoun, a director of the Company, is an affiliate of certain of the investors that purchased 2,222,223 shares of Class A Common Stock in the 1996 Private Placement for an aggregate purchase price of $40 million. Those investors subsequently purchased an additional 55,300 shares of Class A Common Stock, and thus Mr. Calhoun is deemed to beneficially own the 2,277,523 shares of Class A Common Stock of the Company that were purchased by such investors. In addition, Mr. Calhoun is an affiliate of Clipper, to which the Company paid a $600,000 closing fee in connection with the 1996 Private Placement. See "Management -- Compensation Committee Interlocks and Insider Participation."

                                     PART IV


       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
       8-K.
      (a) 1.  Financial Statements.

         The following Consolidated Financial Statements of the Company and its consolidated subsidiaries and the Report of the Independent Auditors, included in the Registrant's Annual Report to Shareholders for the year ended August 29, 1997 are included in Part II, Item 8.

         Report of Independent Auditors
         Consolidated Balance Sheets as of August 30, 1996 and August 29, 1997 Consolidated Statements of Income -- Fiscal Years Ended August 25, 1995, August 30, 1996 and August 29, 1997 Consolidated Statements of Shareholders' Equity -- Fiscal Years Ended August 25, 1995, August 30, 1996 and August 29,1997
         Consolidated Statements of Cash Flows -- Fiscal Years Ended August 25, 1995, August 30, 1996 and August 29, 1997
         Notes to Consolidated Financial Statements

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
    4.5        --   Amended and Restated Stock Pledge Agreement, dated April 29, 1996, between Wachovia
                    Bank of Georgia, N.A., as agent for the Banks which are parties to the Amended and
                    Restated Credit Agreement, and Avondale Incorporated (incorporated by reference to
                    Exhibit 4.6 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
    4.6        --   Agreement to Provide Certain Debt Instruments to the Commission upon Request
                    (incorporated by reference to Exhibit 4.7 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 333-5455-01).
   10.1        --   Receivables Purchase Agreement, dated April 29, 1996, among Avondale Mills, Inc., as
                    Servicer, and Avondale Receivables Company (incorporated by reference to Exhibit
                    10.1 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.2        --   Pooling and Servicing Agreement, dated April 29, 1996, among Avondale Receivables
                    Company, Avondale Mills, Inc. and Manufacturers and Traders Trust Company
                    (incorporated by reference to Exhibit 10.2 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 333-5455-01).
   10.3        --   Series 1996-1 Supplement to the Pooling and Servicing Agreement, dated April 29,
                    1996, among Avondale Receivables Company, Avondale Mills, Inc. and Manufacturers and
                    Traders Trust Company (incorporated by reference to Exhibit 10.3 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
   10.4        --   The Certificate Purchase Agreement, dated April 29, 1996, among Avondale Receivables
                    Company, Avondale Mills, Inc., the purchasers described therein and First National
                    Bank of Chicago, as agent (incorporated by reference to Exhibit 10.4 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
   10.5        --   Registration Rights Agreement, dated April 29, 1996 between Avondale Incorporated and the Persons listed therein (incorporated by reference to Exhibit 10.8 to
                    Avondale Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
   10.6        --   Shareholders Agreement, dated April 29, 1996 among Avondale Incorporated, the
                    Investors listed therein, the Shareholders listed therein and Clipper Capital
                    Partners, L.P., in its capacity as Purchaser Representative under the Agreement
                    (incorporated by reference to Exhibit 10.9 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 333-5455-01).
   10.7        --   Post-Merger Stock Transfer and Repurchase Agreement, dated August 27, 1993 by and among Avondale Incorporated, Metropolitan Life Insurance Company, 1985 Merchant
                    Investment Partnership, Merchant LBO, Inc., G. Stephen Felker, John F. Maypole and
                    Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.10 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
   10.8        --   Post-Merger Stock Transfer and Repurchase Agreement, dated August 27, 1993 by and among Avondale Incorporated, Metropolitan Life Insurance Company, 1985 Merchant
                    Investment Partnership, Merchant LBO, Inc., G. Stephen Felker, John F. Maypole and
                    T. Wayne Spraggins (incorporated by reference to Exhibit 10.11 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
   10.9        --   Avondale Incorporated Stock Option Plan (incorporated by reference to Exhibit 10.12 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.10       --   Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (incorporated by reference to Exhibit 10.13 to Avondale Incorporated's Registration Statement on Form
                    S-4, File No. 333-5455-01).
   10.11       --   Avondale Mills, Inc. Fiscal 1997 Management Incentive Plan for G. Stephen Felker.
   10.12       --   Avondale Mills, Inc. Fiscal 1997 Management Incentive Plan for Jack R. Altherr, Jr.
   10.13       --   Avondale Mills, Inc. Fiscal 1997 Management Incentive Plan for T. Wayne Spraggins.
   10.14       --   Avondale Mills, Inc. Fiscal 1997 Management Incentive Plan for Keith Hull.

   10.15       --   Avondale Mills, Inc. Fiscal 1997 Management Incentive Plan for Robert G. Nelson.
   10.16       --   Phantom Unit Awards to G. Stephen Felker (incorporated by reference to Exhibit 10.19 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.17       --   Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit
                    10.21 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.18       --   Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit
                    10.23 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.19       --   Phantom Unit Awards to Keith M. Hull (incorporated by reference to Exhibit 10.19 to Avondale Incorporated 's  Annual Report on Form 10-K,File No. 33-68412).
   10.21       --   Supply Agreement dated March 31, 1996 between the Company and C.H. Patrick & Co.,
                    Inc. (incorporated by reference to Exhibit 10.24 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 33-5455-01).
   10.22       --   Note Purchase Agreement, dated December 28, 1995, among Oneita Industries, Inc.,
                    Robert M. Gintel, and Avondale Mills, Inc. (incorporated by reference to Exhibit
                    10.5 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.23       --   Avondale Incorporated Stock Option Plan for Non-Employee Directors, Dated April 10,
                    1997.
   12.1        --   Computation of Ratio of Earnings to Fixed Charges.
   27          --   Financial Data Schedule (for SEC use only).

---------

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

                                            AVONDALE INCORPORATED

                                            By: /s/ G. STEPHEN FELKER
                                            ------------------------------
                                            Name:  G. Stephen Felker
                                            Title: Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer

Date:    November 14, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

NAME                                                         TITLE                         DATE
----                                                         -----                         ----
/s/  G. STEPHEN FELKER                           Chairman of the Board,          November 14, 1997
---------------------------                      President and Chief Executive
G. Stephen Felker                                Officer


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/  JACK R. ALTHERR, JR.                        Vice Chairman, Chief            November 14, 1997
---------------------------                      Financial Officer and
Jack R. Altherr, Jr.                             Director


DIRECTORS:

/s/  DALE J. BODEN                               Director                        November 14, 1997
---------------------------
Dale J. Boden

/s/  ROBERT B. CALHOUN                           Director                        November 14, 1997
---------------------------
Robert B. Calhoun

/s/  KENNETH H. CALLAWAY                         Director                        November 14, 1997
---------------------------
Kenneth H. Callaway

/s/  HARRY C. HOWARD                             Director                        November 14, 1997
---------------------------
Harry C. Howard

/s/  C. LINDEN LONGINO, JR.                      Director                        November 14, 1997
---------------------------
C. Linden Longino, Jr.

/s/  JOHN P. STEVENS                             Director                        November 14, 1997
---------------------------
John P. Stevens

                                                                    SCHEDULE  II

                              AVONDALE INCORPORATED

                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                                                                                             (B)
                                                        BALANCE    CHARGED TO     ACQUIRED                 BALANCE
                                                           AT         COSTS          IN                    AT END
                                                        BEGINNING      AND      GRANITEVILLE     (A)         OF
                                   DESCRIPTION          OF PERIOD   EARNINGS    ACQUISITION   DEDUCTIONS   PERIOD
                                   -----------          ---------   --------    -----------   ----------   ------
Year Ended August 25, 1995     Allowance for doubtful   $ 2,153    $ 1,206      $     --       $  (1,120)   $  2,239
                               accounts
Year Ended August 30, 1996     Allowance for doubtful
                               accounts                   2,239      1,629         8,892          (1,615)     11,145
Year Ended August 29, 1997     Allowance for doubtful
                               accounts                  11,145      3,473            --          (1,550)     13,068



------------------------------------------

(A) Deductions represent customer account balances written off during the period.

(B) At August 30, 1996 and August 29, 1997, the Balance at end of period includes $6,225 and $7,565, respectively, related to accounts receivable sold. These amounts are included in Other accrued expenses in the Consolidated Balance Sheet.

                                INDEX TO EXHIBITS

EXHIBIT                                                                                     SEQUENTIALLY
NUMBER                                   DESCRIPTION OF EXHIBITS                           NUMBERED PAGE
-------                                  -----------------------                           --------------
2.1            --    Asset Purchase Agreement, dated March 31, 1996 among
                     Avondale Incorporated, Avondale Mills, Inc., Graniteville
                     Company and Triarc Companies, Inc. (incorporated by
                     reference to Exhibit 2.1 to the Avondale Incorporated's
                     Registration Statement on Form S-4, File No. 333-5455-01)
3.1            --    Restated and Amended Articles of Incorporation of Avondale
                     Incorporated (incorporated by reference to Exhibit 3.1 to
                     Avondale Incorporated's Registration Statement on Form S-4,
                     File No. 333-5455-01)
3.2            --    Bylaws of Avondale Incorporated (incorporated by reference to Exhibit 3.2 to Avondale Incorporated's Registration
                     Statement on Form S-4, File No. 333-5455-01)
4.1            --    Indenture for the Notes between Avondale Incorporated,
                     Avondale Mills, Inc. and The Bank of New York, as Trustee
                     (incorporated by reference to Exhibit 4.1 to Avondale
                     Incorporated's Registration Statement on Form S-4, File No.
                     333-5455-01)
4.2            --    Amended and Restated Credit Agreement, dated as of April
                     29, 1996, among Avondale Mills, Inc., the Banks listed
                     therein and Wachovia Bank of Georgia, N.A., as Agent
                     (incorporated by reference to Exhibit 4.3 to Avondale
                     Incorporated's Registration Statement on Form S-4, File No.
                     333-5455-01)
4.3            --    Amended and Restated Security Agreement, dated April 29,
                     1996, between Avondale Mills, Inc. and Wachovia Bank of
                     Georgia, N.A., as agent for the Banks which are parties to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.4 to Avondale Incorporated's
                     Registration Statement on Form S-4, File No. 333-5455-01)
4.4            --    Amended and Restated Parent Guaranty, dated April 29, 1996, executed by Avondale Incorporated in favor of Wachovia Bank of Georgia, N.A., as agent for the Banks which are parties to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.5 to Avondale Incorporated's
                     Registration Statement on Form S-4, File No. 333-5455-01)
4.5            --    Amended and Restated Stock Pledge Agreement, dated April
                     29, 1996, between Wachovia Bank of Georgia, N.A., as agent for the Banks which are parties to the Amended and Restated
                     Credit Agreement, and Avondale Incorporated (incorporated
                     by reference to Exhibit 4.6 to Avondale Incorporated's
                     Registration Statement on Form S-4, File No. 333-5455-01)
4.6            --    Agreement to Provide Certain Debt Instruments to the
                     Commission upon Request (incorporated by reference to
                     Exhibit 4.7 to Avondale Incorporated's Registration
                     Statement on Form S-4, File No. 333-5455-01)
10.1           --    Receivables Purchase Agreement, dated April 29, 1996, among
                     Avondale Mills, Inc., as Servicer, and Avondale Receivables
                     Company (incorporated by reference to Exhibit 10.1 to
                     Avondale Incorporated's Registration Statement on Form S-4,
                     File No. 333-5455-01)
10.2           --    Pooling and Servicing Agreement, dated April 29, 1996, among
                     Avondale Receivables Company, Avondale Mills, Inc. and
                     Manufacturers and Traders Trust Company (incorporated by
                     reference to Exhibit 10.2 to Avondale Incorporated's
                     Registration Statement on Form S-4, File No. 333-5455-01)

                                INDEX TO EXHIBITS


EXHIBIT                                                                                            SEQUENTIALLY
NUMBER                         DESCRIPTION OF EXHIBITS                                             NUMBERED PAGE
-------                        -----------------------                                             -------------
10.3          --  Series 1996-1Supplement to the Pooling and Servicing Agreement, dated
                  April 29, 1996, among Avondale Receivables Company, Avondale Mills,
                  Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 to Avondale Incorporated's Registration
                  Statement on Form S-4, File No. 333-5455-01)
10.4          --  The Certificate Purchase Agreement, dated April 29, 1996, among
                  Avondale Receivables Company, Avondale Mills, Inc., the purchasers described therein and First National Bank of Chicago, as agent
                  (incorporated by reference to Exhibit 10.4 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01)
10.5          --  Registration Rights Agreement, dated April 29, 1996 between Avondale
                  Incorporated and the Persons listed therein (incorporated by reference to Exhibit 10.8 to Avondale Incorporated's Registration Statement on
                  Form S-4, File No. 333-5455-01)
10.6          --  Shareholders Agreement, dated April 29, 1996 among Avondale
                  Incorporated, the Investors listed therein, the Shareholders listed therein and Clipper Capital Partners, L.P., in its capacity as
                  Purchaser Representative under the Agreement (incorporated by reference to Exhibit 10.9 to Avondale Incorporated's Registration Statement on
                  Form S-4, File No. 333-5455-01)
10.7          --  Post-Merger Stock Transfer and Repurchase Agreement, dated August 27,
                  1993 by and among Avondale Incorporated, Metropolitan Life Insurance
                  Company, 1985 Merchant Investment Partnership, Merchant LBO, Inc., G.
                  Stephen Felker, John F. Maypole and Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.10 to Avondale Incorporated's Registration
                  Statement on Form S-4, File No. 333-5455-01)
10.8          --  Post-Merger Stock Transfer and Repurchase Agreement, dated August 27,
                  1993 by and among Avondale Incorporated, Metropolitan Life Insurance
                  Company, 1985 Merchant Investment Partnership, Merchant LBO, Inc., G.
                  Stephen Felker, John F. Maypole and T. Wayne Spraggins (incorporated by reference to Exhibit 10.11 to Avondale Incorporated's Registration
                  Statement on Form S-4, File No. 333-5455-01)
10.9          --  Avondale Incorporated Stock Option Plan (incorporated by reference to
                  Exhibit 10.12 to Avondale Incorporated's Registration Statement on Form
                  S-4, File No. 333-5455-01)
10.10         --  Avondale Mills, Inc. Associate Profit Sharing and Savings Plan
                  (incorporated by reference to Exhibit 10.13 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01)
10.11         --  Avondale Mills, Inc. Fiscal 1997 Management Incentive Plan for G.
                  Stephen Felker.
10.12         --  Avondale Mills, Inc. Fiscal 1997 Management Incentive Plan for Jack R.
                  Altherr, Jr.
10.13         --  Avondale Mills, Inc. Fiscal 1997 Management Incentive Plan for T. Wayne
                  Spraggins.


                                             INDEX TO EXHIBITS


EXHIBIT                                                                                                      SEQUENTIALLY
NUMBER                  DESCRIPTION OF EXHIBITS                                                              NUMBERED PAGE
-------                 -----------------------                                                              -------------
10.14         --      Avondale Mills, Inc. Fiscal 1997 Management Incentive Plan for Keith Hull.
10.15         --      Avondale Mills, Inc. Ficscal 1997 Management Incentive Plan for Robert G.
                      Nelson.
10.16         --      Phantom Unit Awards to G. Stephen Felker (incorporated by reference to
                      Exhibit 10.19 to Avondale Incorporated's Registration Statement on Form
                      S-4, File No. 333-5455-01).
10.17         --      Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated's Registration Statement on
                      Form S-4, File No. 333-5455-01)
10.18         --      Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to
                      Exhibit 10.23 to Avondale Incorporated's Registration Statement on Form
                      S-4, File No. 333-5455-01)
10.19         --      Phantom Unit Awards to Keith M. Hull (incorporated by reference to Exhibit 10.19 to Avondale Incorporated's Annual Report on Form 10-K, File No.33-68412).
10.21         --      Supply Agreement dated March 31, 1996 between the Company and C.H.
                      Patrick & Co., Inc. (incorporated by reference to Exhibit 10.24 to
                      Avondale Incorporated's Registration Statement on Form S-4, File No.
                      333-5455-01)
10.22         --      Note Purchase Agreement, dated December 28, 1995, among Oneita
                      Industries, Inc., Robert M. Gintel, and Avondale Mills, Inc.
                      (incorporated by reference to Exhibit 10.5 to Avondale Incorporated's
                      Registration Statement on Form S-4, File No. 333-5455-01)
10.23         --      Avondale Incorporated Stock Option Plan for Non-Employee Directors,
                      dated April 10, 1997
12.1          --      Computation of Ratio of Earnings to Fixed Charges
27            --      Financial Data Schedule (for SEC use only)

----------

         (b) Reports on Form 8-K

               Not applicable.

         (c) See Item 14(a)(3) and separate Exhibit Index attached hereto.

         (d) Not applicable.