Form 10-Q
period 1997-11-28
AVONDALE INC
filed 1998-01-08
CIK 911634

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED NOVEMBER 28, 1997
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________  TO  _________


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


 Former name, former address and former fiscal year, if changed since last report: N/A


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Description                As Of             Shares Outstanding
   --------------------       ---------------        ------------------
   Class A Common Stock       January 2, 1998        12,289,837 Shares
   Class B Common Stock       January 2, 1998          978,939  Shares


===============================================================================

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART  I  -  FINANCIAL INFORMATION  (UNAUDITED)


        Condensed Consolidated Balance Sheets at November 28, 1997 and August 29, 1997.............   1

        Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
        November 28, 1997 and November 29, 1996....................................................   2

        Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
        November 28, 1997 and November 29, 1996....................................................   3

        Notes to Condensed Consolidated Financial Statements.......................................   4

        Management's Discussion and Analysis of Financial Condition and Results of Operations......   6



PART  II - OTHER INFORMATION


        Item 1:     Legal Proceedings..............................................................   9

        Item 2:     Changes in Securities and Use of Proceeds......................................   9

        Item 3:     Defaults upon Senior Securities................................................   9

        Item 4:     Submission of Matters to a Vote of Security Holders............................   9

        Item 5:     Other Information..............................................................   9

        Item 6:     Exhibits and Reports on Form 8-K...............................................   9


        Signature..................................................................................  10

PART I.  FINANCIAL INFORMATION

                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      AUG. 29,         NOV. 28,
                                                                                       1997              1997
                                                                                    ---------         ---------
                                     ASSETS
Current assets
   Cash                                                                             $   8,517         $   8,644
   Accounts receivable, less allowance for doubtful accounts
      of $5,518 in fiscal 1997 and $5,804 in fiscal 1998                               77,698            65,441
   Inventories                                                                        120,860           137,267
   Prepaid expenses                                                                     1,561               565
                                                                                    ---------         ---------
      Total current assets                                                            208,636           211,917

Property, plant and equipment
   Land                                                                                 8,510             8,510
   Buildings                                                                           71,155            74,378
   Machinery and equipment                                                            379,434           395,172
                                                                                    ---------         ---------
                                                                                      459,099           478,060
   Less accumulated depreciation                                                     (230,117)         (240,033)
                                                                                    ---------         ---------
                                                                                      228,982           238,027
Other assets                                                                           23,604            23,925
                                                                                    ---------         ---------

                                                                                    $ 461,222         $ 473,869
                                                                                    =========         =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                 $  41,884         $  40,554
   Accrued compensation, benefits and related expenses                                 22,514            22,795
   Other accrued expenses                                                              22,416            20,750
   Long-term debt due in one year                                                       3,250             3,250
   Income taxes payable                                                                 4,804             4,653
                                                                                    ---------         ---------
      Total current liabilities                                                        94,868            92,002

Long-term debt                                                                        248,075           255,735
Deferred income taxes and other long-term liabilities                                  31,917            32,479
Shareholders' equity
  Preferred stock
        $.01 par value; 10,000 shares authorized                                           --                --
  Common stock
        Class A, $.01 par value; 100,000 shares
            authorized, 12,290 issued and outstanding                                     123               123
        Class B, $.01 par value; 5,000 shares
            authorized, 979 issued and outstanding                                         10                10
  Capital in excess of par value                                                       41,478            41,478
  Retained earnings                                                                    44,751            52,042
                                                                                    ---------         ---------
      Total shareholders' equity                                                       86,362            93,653
                                                                                    ---------         ---------

                                                                                    $ 461,222         $ 473,869
                                                                                    =========         =========

           See notes to condensed consolidated financial statements.

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        13 WEEKS ENDED
                                                    -------------------------
                                                    NOV. 29,         NOV. 28,
                                                      1996             1997
                                                    -------         ---------

Net sales                                           $254,064        $ 268,789

Operating costs and expenses
  Cost of goods sold                                 218,303          225,293
  Depreciation                                        10,279           10,003
  Selling and administrative expenses                 11,470           11,684
                                                    --------        ---------

      Operating income                                14,012           21,809

Interest expense                                       6,498            5,670
Discount and expenses on sale of receivables           1,611            2,151
Loss attributable to investment in Oneita              3,690             --
Other (income) expense, net                              258             (375)
                                                    --------        ---------

  Income before income taxes                           1,955           14,363

Provision for income taxes                               784            5,745
                                                    --------        ---------

      Net income                                    $  1,171        $   8,618
                                                    ========        =========

Per share data:
      Net income                                    $    .09        $     .64
                                                    ========        =========

      Dividends declared                            $    .07        $     .10
                                                    ========        =========


Weighted average shares outstanding                   13,400           13,449
                                                    ========        =========




           See notes to condensed consolidated financial statements.

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                               13 WEEKS ENDED
                                                                          -------------------------
                                                                          NOV. 29,         NOV. 28,
                                                                            1996             1997
                                                                          --------         --------
Operating activities
   Net income                                                             $  1,171         $  8,618
   Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                      10,348           10,101
         Loss attributable to investment in Oneita                           3,690               --
         Provision for deferred income taxes                                (1,476)            (318)
         Gain on sale of equipment                                              (2)             (95)
         Changes in operating assets and liabilities                        (6,602)         (12,600)
                                                                          --------         --------

            Net cash provided by operating activities                        7,129            5,706

Investing activities
   Purchases of property, plant and equipment                               (4,306)         (19,007)
   Proceeds from sale of property, plant and equipment                           2               95
                                                                          --------         --------

            Net cash used in investing activities                           (4,304)         (18,912)

Financing activities
   Net additions to (payments on) revolving line of credit                     (75)           7,660
   Sale of accounts receivable                                                  --            7,000
   Dividends paid                                                             (930)          (1,327)
                                                                          --------         --------

            Net cash provided by (used in)  financing activities            (1,005)          13,333
                                                                          --------         --------

Increase in cash                                                             1,820              127

Cash at beginning of period                                                  7,253            8,517
                                                                          --------         --------

            Cash at end of period                                         $  9,073         $  8,644
                                                                          ========         ========

           See notes to condensed consolidated financial statements.

                              AVONDALE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 28, 1997



         1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the "Company"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The August 29, 1997 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 29, 1997 Audited Consolidated Financial Statements.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen weeks ended November 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 1998.



         2. Inventories: Components of inventories are as follows (amounts in thousands):


                                                    AUG. 29,          NOV. 28,
                                                      1997              1997
                                                   ---------         ---------
Finished goods                                     $  32,907         $  36,319
Work in process                                       51,345            62,890
Raw materials                                         24,556            26,018
Dyes and chemicals                                     6,518             6,479
                                                   ---------         ---------
Inventories at FIFO                                  115,326           131,706

Less allowance to reduce carrying value to
    LIFO basis                                        (2,027)           (1,877)
                                                   ---------         ---------
                                                     113,299           129,829
Supplies at average cost                               7,561             7,438
                                                   ---------         ---------

                                                   $ 120,860         $ 137,267
                                                   =========         =========

                              AVONDALE INCORPORATED
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON.)
                                   (UNAUDITED)
                                NOVEMBER 28, 1997


         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at November 28, 1997 and the related impact on the statement of income for the thirteen weeks then ended has been determined using estimated quantities and costs as of the fiscal 1998 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 28, 1997 Compared to Thirteen Weeks Ended November 29, 1996

         NET SALES. Net sales increased 5.8% to $268.8 million for the thirteen weeks ended November 28, 1997 from $254.1 million for the thirteen weeks ended November 29, 1996, primarily as a result of improved yarn sales.

         Apparel fabric sales increased 0.4% to $179.3 million for the thirteen weeks ended November 28, 1997 from $178.5 million for the thirteen weeks ended November 29, 1996. This modest increase in sales reflected a 3.9% increase in yards sold, nearly offset by a 3.4% decline in average selling prices. The increase in yards sold was primarily attributable to the expansion of the Company's denim manufacturing operations. The decline in average selling prices resulted from softening market prices for certain denim fabrics caused by excess inventories of denim fabrics and garments within the industry, as well as increased production capacity of domestic and Mexican suppliers.

         Greige and specialty fabric sales increased 13.4% to $17.1 million for the thirteen weeks ended November 28, 1997 from $15.1 million for the thirteen weeks ended November 29, 1996. This increase in sales was primarily the result of strong demand for greige fabrics by the apparel, home furnishings, luggage and shoe industries.

         Yarn sales increased 19.7% to $72.4 million for the thirteen weeks ended November 28, 1997 from $60.5 million for the thirteen weeks ended November 29, 1996. This increase reflected a 21.3% increase in pounds sold to outside customers and a 1.3% decrease in average selling prices for those pounds. Market prices for sales yarns remained very competitive, reflecting continued excess production capacity within the industry during the thirteen weeks ended November 28, 1997.

         COST OF GOODS SOLD. Cost of goods sold increased 3.2% to $225.3 million for the thirteen weeks ended November 28, 1997 from $218.3 million for the thirteen weeks ended November 29, 1996. Cost of goods sold as a percentage of net sales decreased to 83.8% for the thirteen weeks ended November 28, 1997 from 85.9% for the thirteen weeks ended November 29, 1996, primarily due to improved capacity utilization and lower raw material costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 1.9% to $11.7 million for the thirteen weeks ended November 28, 1997 from $11.5 million for the thirteen weeks ended November 29, 1996. Selling and administrative expenses as a percentage of net sales decreased to 4.4% for the thirteen weeks ended November 28, 1997 from 4.5% for the thirteen weeks ended November 29, 1996.

         INTEREST EXPENSE, NET. Interest expense, net decreased 12.7% to $5.7 million for the thirteen weeks ended November 28, 1997 from $6.5 million for the thirteen weeks ended November 29, 1996. This decrease reflected a lower average balance of outstanding borrowings during the thirteen weeks ended November 28, 1997.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $2.2 million for the thirteen weeks ended November 28, 1997 compared to $1.6 million for the thirteen weeks ended November 29, 1996. This increase was primarily attributable to the payment of bank fees relating to the receivables securitization facility as well as a net increase in the amount of Accounts Receivable sold under the facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



RESULTS OF OPERATIONS (CONT.)

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $5.7 million for the thirteen weeks ended November 28, 1997 from $0.8 million for the thirteen weeks ended November 29, 1996. The Company's effective tax rate was 40.0% for the thirteen weeks ended November 28, 1997 compared to 40.1% for the thirteen weeks ended November 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $5.7 million for the thirteen weeks ended November 28, 1997. Principal working capital changes included a $5.3 million decrease in Accounts Receivable, a $16.4 million increase in Inventories, and a $2.7 million decrease in Accounts Payable and Accrued Expenses. Investing activities were predominantly equipment purchases and plant improvements of $19.0 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $7.7 million net advance under the revolving line of credit, payment of $1.3 million in dividends on outstanding common stock, and receipt of $7.0 million from the sale of additional Accounts Receivable under the securitization facility.

         At November 28, 1997, the Company had borrowings of $120.2 million outstanding under its revolving line of credit and $79.8 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $19.0 million for the thirteen weeks ended November 28, 1997, were primarily related to the construction of a new weaving facility in South Carolina and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 1998 will be approximately $60.0 million, and that such amounts will be used primarily to upgrade weaving equipment and to improve fabric finishing facilities.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



OTHER DATA

         EBITDA, presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                         13 WEEKS ENDED
                                                    -------------------------
                                                    NOV. 29,         NOV. 28,
                                                     1996              1997
                                                    --------         --------
Net income                                          $  1,171         $  8,618
Interest expense                                       6,498            5,670
Discount and expenses on sale of receivables           1,611            2,151
Provision for income taxes                               784            5,745
Depreciation and amortization                         10,348           10,101
Loss attributable to investment in Oneita              3,690             --
Net change in allowance to reduce carrying
     value of inventory to LIFO basis                   (200)            (150)
                                                    --------         --------


EBITDA                                              $ 23,902         $ 32,135
                                                    ========         ========

                              AVONDALE INCORPORATED



  PART II - OTHER INFORMATION



Item 1            Legal Proceedings

                  None


Item 2            Changes in Securities and Use of Proceeds

                  None


Item 3            Defaults upon Senior Securities

                  None


Item 4            Submission of Matters to a Vote of Security Holders

                  (a) The Company held its Annual Meeting of Shareholders on November 20, 1997.

                  (b) Eight directors were elected at the Annual Meeting to serve until the Annual Meeting of Shareholders in 1998. The names of these Directors are as follows:
                           G. Stephen Felker
                           Jack R. Altherr, Jr.
                           Dale J. Boden
                           Robert B. Calhoun
                           Kenneth H. Callaway
                           Harry C. Howard
                           C. Linden Longino, Jr.
                           John P. Stevens

                  (c) The Company had outstanding shares of Class A Common Stock and Class B Common Stock having an aggregate of 31,868,617 votes entitled to be cast at the Annual Meeting. Of such aggregate outstanding votes, 68,000 votes were not present at the Annual Meeting in person or by proxy. The remaining outstanding 31,800,617 votes were present at the Annual Meeting in person or by proxy and voted For the 8 directors that were elected at the Annual Meeting. There were no abstentions or broker non-votes and no votes were withheld.

Item 5            Other Information

                  None


Item 6            Exhibits and Reports on Form 8-K


                  (a)      Exhibits

                  27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           1. On October 17, 1997, the Company filed a current report on Form 8-K regarding its press release for the fiscal year ended August 29, 1997.

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







Date: January 8, 1998
      ---------------