Form 10-Q
period 1998-02-27
AVONDALE INC
filed 1998-04-01
CIK 911634

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED FEBRUARY 27, 1998
                                 -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO
                                           -----------------    ---------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X      NO
                                             ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Description                              As Of                           Shares Outstanding
   --------------------                     ---------------                      ------------------
   Class A Common Stock                     March  30, 1998                      12,289,837  Shares
   Class B Common Stock                     March  30, 1998                         978,939  Shares

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL INFORMATION  (UNAUDITED)

        Condensed Consolidated Balance Sheets at February 27, 1998 and August 29, 1997 ......    1

        Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
        February 27, 1998 and February 28, 1997 .............................................    2

        Condensed Consolidated Statements of Income for the  Twenty-Six Weeks Ended
        February 27, 1998 and February 28, 1997 .............................................    3

        Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
        February 27, 1998 and February 28, 1997 .............................................    4

        Notes to Condensed Consolidated Financial Statements ................................    5

        Management's Discussion and Analysis of Financial Condition and Results of Operations    7



PART  II - OTHER INFORMATION

        Item 1:     Legal Proceedings .......................................................   11

        Item 2:     Changes in Securities and Use of Proceeds ...............................   11

        Item 3:     Defaults upon Senior Securities .........................................   11

        Item 4:     Submission of Matters to a Vote of Security Holders .....................   11

        Item 5:     Other Information .......................................................   11

        Item 6:     Exhibits and Reports on Form 8-K ........................................   11


        Signature ...........................................................................   12

PART I.  FINANCIAL INFORMATION

                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   AUG. 29,              FEB. 27,
                                                                                     1997                  1998
                                                                                   --------              --------
                                                       ASSETS

Current assets
   Cash                                                                            $   8,517             $   5,535
   Accounts receivable, less allowance for doubtful accounts
      of $5,518 in fiscal 1997 and $3,277 in fiscal 1998                              77,698                61,011
   Inventories                                                                       120,860               149,368
   Prepaid expenses                                                                    1,561                 1,557
                                                                                   ---------             ---------
      Total current assets                                                           208,636               217,471

Property, plant and equipment
   Land                                                                                8,510                 8,510
   Buildings                                                                          71,155                75,758
   Machinery and equipment                                                           379,434               405,148
                                                                                   ---------             ---------
                                                                                     459,099               489,416
   Less accumulated depreciation                                                    (230,117)             (249,259)
                                                                                   ---------             ---------
                                                                                     228,982               240,157
Other assets                                                                          23,604                26,419
                                                                                   ---------             ---------

                                                                                   $ 461,222             $ 484,047
                                                                                   =========             =========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                $  41,884             $  42,153
   Accrued compensation, benefits and related expenses                                22,514                21,013
   Other accrued expenses                                                             22,416                19,197
   Long-term debt due in one year                                                      3,250                 3,250
   Income taxes payable                                                                4,804                   741
                                                                                   ---------             ---------
      Total current liabilities                                                       94,868                86,354

Long-term debt                                                                       248,075               263,700
Deferred income taxes and other long-term liabilities                                 31,917                35,200
Shareholders' equity
  Preferred stock
        $.01 par value; 10,000 shares authorized                                          --                    --
  Common stock
        Class A, $.01 par value; 100,000 shares
            authorized, 12,290 issued and outstanding                                    123                   123
        Class B, $.01 par value; 5,000 shares
            authorized, 979 issued and outstanding                                        10                    10
  Capital in excess of par value                                                      41,478                41,478
  Retained earnings                                                                   44,751                57,182
                                                                                   ---------             ---------
      Total shareholders' equity                                                      86,362                98,793
                                                                                   ---------             ---------

                                                                                   $ 461,222             $ 484,047
                                                                                   =========             =========

           See notes to condensed consolidated financial statements.

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         THIRTEEN WEEKS ENDED
                                                                                     ----------------------------
                                                                                      FEB. 28,           FEB. 27,
                                                                                        1997               1998
                                                                                     ---------           --------

Net sales                                                                            $247,630            $250,277

Operating costs and expenses
  Cost of goods sold                                                                  215,228             210,798
  Depreciation                                                                         10,282               9,660
  Selling and administrative expenses                                                  11,146              11,450
                                                                                     --------            --------

      Operating income                                                                 10,974              18,369

Interest expense                                                                        6,915               5,701
Discount and expenses on sale of receivables                                            1,625               1,695
Loss attributable to investment in Oneita                                               1,466                  --
Other expense, net                                                                        171                 191
                                                                                     --------            --------

  Income before income taxes                                                              797              10,782

Provision for income taxes                                                                326               4,315
                                                                                     --------            --------

      Net income                                                                     $    471            $  6,467
                                                                                     ========            ========

Per share data:
      Net income - basic and diluted                                                 $    .04            $    .49
                                                                                     ========            ========

      Dividends declared                                                             $    .07            $    .10
                                                                                     ========            ========






           See notes to condensed consolidated financial statements.

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   TWENTY-SIX WEEKS ENDED
                                                                                  -------------------------
                                                                                  FEB. 28,         FEB. 27,
                                                                                    1997             1998
                                                                                  ---------        --------

Net sales                                                                        $ 501,694       $ 519,066

Operating costs and expenses
  Cost of goods sold                                                               433,531         436,091
  Depreciation                                                                      20,561          19,663
  Selling and administrative expenses                                               22,616          22,727
                                                                                 ---------       ---------

      Operating income                                                              24,986          40,585

Interest expense                                                                    13,413          11,371
Discount and expenses on sale of receivables                                         3,236           3,846
Loss attributable to investment in Oneita                                            5,156              --
Other expense, net                                                                     429             223
                                                                                 ---------       ---------

  Income before income taxes                                                         2,752          25,145

Provision for income taxes                                                           1,110          10,060
                                                                                 ---------       ---------

      Net income                                                                 $   1,642       $  15,085
                                                                                 =========       =========

Per share data:

      Net income - basic                                                         $     .12       $    1.14
                                                                                 =========       =========

      Net income - diluted                                                       $     .12       $    1.12
                                                                                 =========       =========

      Dividends declared                                                         $     .14       $     .20
                                                                                 =========       =========




           See notes to condensed consolidated financial statements.

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   TWENTY-SIX WEEKS ENDED
                                                                                  -------------------------
                                                                                  FEB. 28,         FEB. 27,
                                                                                    1997             1998
                                                                                  ---------        --------

Operating activities

   Net income                                                                      $   1,642     $  15,085
   Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                                20,586        19,858
         Loss attributable to investment in Oneita                                     5,156            --
         Provision for deferred income taxes                                           2,384         2,519
         Gain on sale of equipment                                                       (41)          (95)
         Changes in operating assets and liabilities                                 (14,774)      (25,661)
                                                                                   ---------     ---------

             Net cash provided by operating activities                                14,953        11,706

Investing activities
   Purchases of property, plant and equipment                                         (9,599)      (30,813)
   Proceeds from sale of property, plant and equipment                                    66           154
                                                                                   ---------     ---------

             Net cash used in investing activities                                    (9,533)      (30,659)

Financing activities
   Net additions to (payments on) revolving line of credit
       and long term debt                                                             (6,700)       15,625
   Sale of accounts receivable                                                            --         3,000
   Dividends paid                                                                     (1,861)       (2,654)
                                                                                   ---------     ---------

              Net cash provided by (used in) financing activities                     (8,561)       15,971
                                                                                   ---------     ---------

Decrease in cash                                                                      (3,141)       (2,982)

Cash at beginning of period                                                            7,253         8,517
                                                                                   ---------     ---------

              Cash at end of period                                                $   4,112     $   5,535
                                                                                   =========     =========

           See notes to condensed consolidated financial statements.

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                FEBRUARY 27, 1998

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the twenty-six weeks ended February 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 1998.

         2. Inventories: Components of inventories are as follows (amounts in thousands):

                                                                         AUG. 29,      FEB. 27,
                                                                           1997          1998
                                                                         --------      --------
     Finished goods                                                      $  32,907     $  46,474
     Work in process                                                        51,345        63,500
     Raw materials                                                          24,556        27,452
     Dyes and chemicals                                                      6,518         6,270
                                                                         ---------     ---------
     Inventories at FIFO                                                   115,326       143,696

     Less allowance to reduce carrying value to
         LIFO basis                                                         (2,027)       (1,727)
                                                                         ---------     ---------
                                                                           113,299       141,969
     Supplies at average cost                                                7,561         7,399
                                                                         ---------     ---------

                                                                         $ 120,860     $ 149,368
                                                                         =========     =========

                              AVONDALE INCORPORATED
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON.)
                                   (UNAUDITED)
                                FEBRUARY 27, 1998

         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at February 27, 1998 and the related impact on the statement of income for the twenty-six weeks then ended has been determined using estimated quantities and costs as of the fiscal 1998 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

         3. Earnings Per Share: Effective February 27, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with Statement 128, basic and diluted earnings per share are reported for all periods presented, replacing the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and similar items. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

         Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

                                          THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                          --------------------           ----------------------
                                          FEB. 28,    FEB. 27,           FEB. 28,      FEB. 27,
                                            1997        1998               1997          1998
                                          --------    --------           --------      --------
Weighted average outstanding shares-
    basic                                   13,291      13,269             13,291        13,269
Effect of employee stock options               109         180                109           180
                                          --------    --------           --------      --------
Weighed average shares outstanding -
       diluted                              13,400      13,449             13,400        13,449
                                          ========    ========           ========      ========

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 27, 1998 Compared to Thirteen Weeks Ended February 28, 1997

         NET SALES. Net sales increased 1.1% to $250.3 million for the thirteen weeks ended February 27, 1998 from $247.6 million for the thirteen weeks ended February 28, 1997, primarily as a result of improved yarn sales.

         Apparel fabric sales decreased 4.1% to $160.9 million for the thirteen weeks ended February 27, 1998 from $167.7 million for the thirteen weeks ended February 28, 1997, reflecting a 4.1% decline in average selling prices. This decline in average selling prices resulted from softening market prices for certain denim and other sportswear fabrics caused by excess inventories of fabrics and garments within the industry, as well as increased production capacity of domestic and international suppliers.

         Greige and specialty fabric sales increased 1.3% to $17.7 million for the thirteen weeks ended February 27, 1998 from $17.4 million for the thirteen weeks ended February 28, 1997. This modest increase in sales reflected continued strong demand for greige fabrics by the apparel, home furnishings, luggage and shoe industries.

         Yarn sales increased 14.8% to $71.7 million for the thirteen weeks ended February 27, 1998 from $62.5 million for the thirteen weeks ended February 28, 1997. This increase reflected a 15.3% increase in pounds sold to outside customers and a 0.5% decrease in average selling prices for those pounds. Market prices for sales yarns remained very competitive, reflecting continued excess production capacity within the industry during the thirteen weeks ended February 27, 1998.

         COST OF GOODS SOLD. Cost of goods sold decreased 2.1% to $210.8 million for the thirteen weeks ended February 27, 1998 from $215.2 million for the thirteen weeks ended February 28, 1997. Cost of goods sold as a percentage of net sales decreased to 84.2% for the thirteen weeks ended February 27, 1998 from 86.9% for the thirteen weeks ended February 28, 1997, primarily due to improved capacity utilization and lower raw material costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 2.7% to $11.5 million for the thirteen weeks ended February 27, 1998 from $11.1 million for the thirteen weeks ended February 28, 1997. Selling and administrative expenses as a percentage of net sales increased to 4.6% for the thirteen weeks ended February 27, 1998 from 4.5% for the thirteen weeks ended February 28, 1997.

         INTEREST EXPENSE, NET. Interest expense, net decreased 17.5% to $5.7 million for the thirteen weeks ended February 27, 1998 from $6.9 million for the thirteen weeks ended February 28, 1997. This decrease reflected lower interest rates and a lower average balance of outstanding borrowings during the thirteen weeks ended February 27, 1998.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.7 million for the thirteen weeks ended February 27, 1998 compared to $1.6 million for the thirteen weeks ended February 28, 1997. This increase was primarily attributable to a net increase in the amount of accounts receivable sold under the facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS (CONT.)

         PROVISION FOR INCOME TAXES. Provision for income taxes increased to $4.3 million for the thirteen weeks ended February 27, 1998 from $0.3 million for the thirteen weeks ended February 28, 1997. The Company's effective tax rate was 40.0% for the thirteen weeks ended February 27, 1998 compared to 40.9% for the thirteen weeks ended February 28, 1997.

Twenty-Six Weeks Ended February 27, 1998 Compared to Twenty-Six Weeks Ended February 28, 1997

         NET SALES. Net sales increased 3.5% to $519.1 million for the twenty-six weeks ended February 27, 1998 from $501.7 million for the twenty-six weeks ended February 28, 1997, primarily as a result of improved yarn sales.

         Apparel fabric sales decreased 1.7% to $340.2 million for the twenty-six weeks ended February 27, 1998 from $346.3 million for the twenty-six weeks ended February 28, 1997. This decrease in sales reflected a 2.0% increase in yards sold, offset by a 3.7% decline in average selling prices. The decline in average selling prices resulted from softening market prices for certain denim and other sportswear fabrics caused by excess inventories of fabrics and garments within the industry, as well as increased production capacity of domestic and international suppliers.

         Greige and specialty fabric sales increased 6.9% to $34.7 million for the twenty-six weeks ended February 27, 1998 from $32.5 million for the twenty-six weeks ended February 28, 1997. This increase in sales reflected continued strong demand for greige fabrics by the apparel, home furnishings, luggage and shoe industries.

         Yarn sales increased 17.2% to $144.1 million for the twenty-six weeks ended February 27, 1998 from $122.9 million for the twenty-six weeks ended February 28, 1997. This increase reflected a 18.2% increase in pounds sold to outside customers and a 0.9% decrease in average selling prices for those pounds. Market prices for sales yarns remained very competitive, reflecting continued excess production capacity within the industry during the twenty-six weeks ended February 27, 1998.

         COST OF GOODS SOLD. Cost of goods sold increased 0.6% to $436.1 million for the twenty-six weeks ended February 27, 1998 from $433.5 million for the twenty-six weeks ended February 28, 1997. Cost of goods sold as a percentage of net sales decreased to 84.0% for the twenty-six weeks ended February 27, 1998 from 86.4% for the twenty-six weeks ended February 28, 1997, primarily due to improved capacity utilization and lower raw material costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased 0.5% to $22.7 million for the twenty-six weeks ended February 27, 1998 from $22.6 million for the twenty-six weeks ended February 28, 1997. Selling and administrative expenses as a percentage of net sales decreased to 4.4% for the twenty-six weeks ended February 27, 1998 from 4.5% for the twenty-six weeks ended February 28, 1997.

         INTEREST EXPENSE, NET. Interest expense, net decreased 15.2% to $11.4 million for the twenty-six weeks ended February 27, 1998 from $13.4 million for the twenty-six weeks ended February 28, 1997. This decrease reflected lower interest rates and a lower average balance of outstanding borrowings during the twenty-six weeks ended February 27, 1998.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $3.8 million for the twenty-six weeks ended February 27, 1998 compared to $3.2 million for the twenty-six weeks ended February 28, 1997. This increase was primarily attributable to the payment of bank fees relating to the receivables securitization facility as well as a net increase in the amount of accounts receivable sold under the facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS (CONT.)

         PROVISION FOR INCOME TAXES. Provision for income taxes increased to $10.1 million for the twenty-six weeks ended February 27, 1998 from $1.1 million for the twenty-six weeks ended February 28, 1997. The Company's effective tax rate was 40.0% for the twenty-six weeks ended February 27, 1998 compared to 40.3% for the twenty-six weeks ended February 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $11.7 million for the twenty-six weeks ended February 27, 1998. Principal working capital changes included a $13.7 million decrease in Accounts Receivable, a $28.5 million increase in Inventories, and a $4.5 million decrease in Accounts Payable and Accrued Expenses. Investing activities were predominantly equipment purchases and plant improvements of $30.8 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $16.6 million net advance under the revolving line of credit, payment of $2.7 million in dividends on outstanding common stock, and receipt of $3.0 million from the sale of additional Accounts Receivable under the securitization facility.

         At February 27, 1998, the Company had borrowings of $129.2 million outstanding under its revolving line of credit and $70.8 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $30.8 million for the twenty-six weeks ended February 27, 1998, were primarily related to the construction of a new weaving facility in South Carolina and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 1998 will be approximately $40.0 million, and that such amounts will be used primarily to upgrade weaving equipment and to improve fabric finishing facilities.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

OTHER DATA

         The table below sets forth EBITDA of the company for the periods indicated. EBITDA, presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but because it is a widely accepted financial indicator of the ability of a company to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                               TWENTY-SIX WEEKS ENDED
                                               ----------------------
                                               FEB. 28,     FEB. 27,
                                                 1997         1998
                                               --------    ----------
Net income                                     $  1,642    $ 15,085
Interest expense                                 13,413      11,371
Discount and expenses on sale of receivables      3,236       3,846
Provision for income taxes                        1,110      10,060
Depreciation and amortization                    20,586      19,858
Loss attributable to investment in Oneita         5,156          --
Net change in allowance to reduce carrying
     value of inventory to LIFO basis              (800)       (300)
                                               --------    --------


EBITDA                                         $ 44,343    $ 59,920
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

                  None

Item 3            Defaults upon Senior Securities

                  None

Item 4            Submission of Matters to a Vote of Security Holders

                  None

Item 5            Other Information

                  None

Item 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27.1 Financial Data Schedule - Twenty-Six weeks ended
                                February 27, 1998 (for SEC use only).

                           27.2 Financial Data Schedule - Thirteen Weeks ended
                                November 28, 1997 and November 29, 1996 (for
                                SEC use only).

                           27.3 Financial Data Schedule - Twenty-Six weeks ended
                                February 28, 1997 (for SEC use only).

                  (b)      Reports on Form 8-K

                           None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AVONDALE INCORPORATED

                            By:      /S/  G. STEPHEN FELKER
                                     ------------------------------------------
                                     G. Stephen Felker
                                     Chairman, President, and Chief Executive
                                     Officer

                            By:      /S/  JACK R. ALTHERR, JR.
                                     ------------------------------------------
                                     Jack R. Altherr, Jr.
                                     Vice Chairman and Chief Financial Officer

Date:      March 31, 1998