Form 10-K405
period 1998-08-28
AVONDALE INC
filed 1998-11-12
CIK 911634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ---------------
                                   FORM 10-K

(MARK ONE)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED AUGUST 28, 1998
                                         OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM              TO
                                           -------------  --------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 9, 1998 (based upon the book value per share of Class A Common Stock as of October 2, 1998) was $15,748,489.

     As of November 9, 1998, the registrant had 11,698,184 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.
================================================================================

                               INDEX TO FORM 10-K

                             AVONDALE INCORPORATED



                                                                                      PAGE
                                                                                   REFERENCE
                                                                                   ---------
                                          PART I
Item  1.  Business...............................................................       2

Item  2.  Properties.............................................................      10

Item  3.  Legal Proceedings......................................................      10

Item  4.  Submission of Matters to a Vote of Security Holders....................      11

                                          PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters..      12

Item  6.  Selected Financial Data................................................      13

Item  7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................      15

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.............      22

Item  8.  Financial Statements and Supplementary Data............................      23

Item  9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure............................................      39

                                         Part III

Item 10.  Directors and Executive Officers of the Registrant.....................      40

Item 11.  Executive Compensation.................................................      43

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........      48

Item 13.  Certain Relationships and Related Transactions.........................      51

                                          PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........      52

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

     The Company is a leading manufacturer of indigo-dyed denim fabrics used in the production of branded and private label men's, women's and children's fashion apparel as well as casual jeans, sportswear and outerwear. The Company develops and manufactures new and innovative colors, textures, weaves and finishes for its customers, which has helped make the Company's denim fabrics a leader in the branded and private label, fashion-oriented segment of the apparel market. Denim sales accounted for 37%, 36% and 34%, respectively, of the Company's net sales in fiscal 1996, 1997 and 1998.

     The Company is one of the largest domestic manufacturers and marketers of fabrics used in the manufacture of utility wear (principally uniforms and other occupational apparel) for the U.S. rental and retail markets. The Company's utility wear fabric customers require durable fabrics characterized by long wear and easy care. The Company works closely with customers to develop fabrics with these and other enhanced performance characteristics. Utility wear fabric sales accounted for 11%, 21% and 21%, respectively, of the Company's net sales in fiscal 1996, 1997 and 1998, reflecting the Company's entry into this market as a result of the Graniteville Acquisition in April 1996.

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

Sportswear fabric sales accounted for 7%, 12% and 12%, respectively, of the Company's net sales in fiscal 1996, 1997 and 1998, reflecting the impact of the Graniteville Acquisition in April 1996.

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

     Yarns. The Company is one of the largest domestic producers and marketers of cotton and cotton-blend yarns, which are used internally in the production of woven fabrics or marketed to outside customers in the knitting and weaving industries. The Company's yarns are used in the manufacture of a broad range of items, including apparel (primarily T-shirts, underwear, hosiery, knitted outerwear, denim, and woven and fleece sportswear) and home furnishings. Yarn sales accounted for approximately 37%, 25% and 26%, respectively, of the Company's net sales in fiscal 1996, 1997 and 1998.

Sales and Marketing

     The Company sold apparel fabrics (including denim, utility wear fabrics and sportswear fabrics), greige and specialty fabrics, and yarns to approximately 1,500, 200 and 500 customers, respectively, in fiscal 1998. The Company believes it is the leading supplier of denim to V.F. Corporation (the maker of Lee(R), Rider(R), Wrangler(R), Rustler(R) and HealthTex(R) brand jeans), with total sales of denim, other fabrics and yarns to V.F. Corporation accounting for 16% of the Company's net sales in fiscal 1998. The Company believes that it has a strong working relationship with V.F. Corporation. Other than V.F. Corporation, none of the Company's customers accounted for 10% or more of the Company's net sales in fiscal 1998.

     The Company targets customers who demand a high level of customer service. The Company's five yarn sales offices are located geographically to be close to customers' manufacturing facilities, and its eight fabrics sales offices are generally located near the headquarters of key customers. Sales associates visit their customers on a regular basis and are primarily responsible for interpreting customers' needs, processing customer orders and interacting with the Company's production scheduling personnel. The Company's sales associates are paid a base salary plus sales incentives to the extent certain performance targets are met. The Company's independent sales representatives are paid on a commission basis.

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

     Manufacturing Facilities. The Company currently operates 26 manufacturing facilities in the U.S. Of the Company's manufacturing facilities, fifteen produce yarn, six manufacture fabrics, six are dyeing facilities and four are engaged in fabric finishing.

     Expansion and Modernization. The Company has expanded its operations through acquisitions, an ongoing capital improvements program and management's efforts to optimize the productive output of the Company's manufacturing facilities. As part of its expansion and modernization efforts, the Company has also redeployed capital by closing certain manufacturing facilities and, in some cases, moving manufacturing equipment to other locations. The Company's expansion and modernization efforts over the past seven fiscal years have included, among others, the following principal initiatives:

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

      - 1994 -- Completed construction of the additional indigo-dyeing range, continued replacement of earlier generation projectile looms with technologically advanced projectile looms, and installed a caustic recovery system;

      - 1995 -- Replaced earlier generation drawing systems and open-end spinning equipment with state-of-the art drawing and open-end spinning equipment, and installed a fiber reclamation system;

      - 1996 -- Replaced carding equipment in two plants with modern carding and drawing systems and earlier generation winders in a third plant with fully automated winders;

      - 1996 -- Acquired Graniteville, which consisted of four integrated yarn and fabric weaving plants, three indigo-dyeing facilities, one piece-dyeing and finishing facility, one fabric coating and finishing facility, and one garment dyeing facility;

      - 1996 and 1997 -- Replaced earlier generation projectile looms with new, high speed air jet looms and installed two new integrated finishing ranges;

      - 1997 -- Purchased additional computer controlled cleaning and blending equipment for one plant, replaced earlier generation open-end spinning equipment with technologically advanced spinning equipment at a second plant, and replaced opening and carding equipment at a third plant;

      - 1997 and 1998 -- Constructed a new denim weaving facility, completed in April 1998, housing technologically advanced slashing equipment and high speed air jet looms, upgraded fabric finishing equipment, and executed a lease for a new distribution center which began operating in December 1997;

      - 1998 -- Began expansion of an existing weaving facility, to be operational by the end of November 1998, which will include the installation of technologically advanced slashing equipment and high speed air jet looms for the production of additional greige fabrics to be piece-dyed for sportswear and utility wear end uses; and

      - 1998 -- Began construction of a new piece-dyeing range, to be completed by November 1998, and installation of technologically advanced fabric inspection equipment for piece-dyed fabrics, to be operational by March 1999.

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

     In addition, the Federal Agricultural Improvement and Reform Act of 1996 established certain support programs that, among other things, continue through the year 2002 the three-step competitiveness program established under the 1990 Trade Act. In fiscal 1997 and 1998, the Company received payments from the U.S. Department of Agriculture under these support programs representing the differential between domestic cotton prices and world cotton prices. Should such price differentials continue, the Company would receive additional payments in fiscal 1999. Based on published reports from the U.S. Department of Agriculture, it is anticipated that financing for the program will be exhausted by early calendar 1999. When funds are depleted, tariff-free quotas for the importation of cotton will open.

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

     Increases in domestic capacity and imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers. The U.S. government attempts to regulate the growth of certain textile and apparel imports by establishing quotas on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the U.S. of (or using) domestic textile components. During fiscal 1998, imports of certain textile products into the U.S. increased primarily as a result of declines in consumer demand within Asia, hightened liquidity requirements of Asian textile producers and devaluation of Asian currencies vis-a-vis the U.S.
dollar.

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

     The North American Free Trade Agreement ("NAFTA") among the United States, Canada and Mexico, which became effective on January 1, 1994, has created the world's largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. In addition, NAFTA requires merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric but the fabric must be woven from North American spun yarn. Based on experience to date, NAFTA has had a favorable impact on the Company's business.

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

Backlog

     The Company's order backlog was approximately $375 million at August 28, 1998, as compared to approximately $337 million at August 29, 1997. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 28, 1998 are expected to be filled by the end of fiscal 1999.

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

     In 1987, Graniteville Company was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it had discovered certain contamination of a pond near Graniteville, South Carolina and that Graniteville may be one of the responsible parties. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and that other remediation alternatives either provided no significant benefit or themselves involved adverse effects. In 1995, Graniteville submitted a proposal regarding periodic monitoring of the site, to which DHEC responded with a request for additional information. Graniteville provided such information to DHEC in February 1996. The Company is unable to predict at this time whether any further actions will be required with respect to the site or what the cost thereof may be. The Company has provided a reserve for management's estimate of the cost of monitoring the site and believes the ultimate outcome of this matter will not have a material adverse effect on its results of operations or financial condition.

     As a result of the Graniteville Acquisition, the Company owns a nine acre site in Aiken County, South Carolina, which was operated jointly by Graniteville and Aiken County as a landfill from approximately 1950 through 1973. DHEC conducted a site screening investigation in 1990. The United States Environmental Protection Agency conducted a site investigation in 1991 and an Expanded Site Inspection in January 1994. Graniteville conducted a groundwater quality investigation in 1992 and a supplemental site assessment in 1994. Based on these investigations, DHEC requested that Graniteville enter into a consent agreement providing for comprehensive assessment of the nature and extent of soil and groundwater contamination at the site, if any, and an evaluation of appropriate remedial alternatives. DHEC and the Company entered into a consent agreement in December 1997. The cost of the comprehensive assessment required by the consent agreement is estimated to be between $200,000 and $400,000. Because this investigation has not concluded, the Company is currently unable to predict what further actions, if any, will be necessary to address the landfill. The Company has provided a reserve for management's estimate of the cost of investigating and remediating the site and believes the ultimate outcome of this matter will not have a material adverse effect on its results of operations or financial condition.

     The Company is currently defending three environmentally related lawsuits, described under Item 3, legal proceedings.

Associates

     At August 28, 1998, the Company had approximately 7,000 associates. None of the Company's associates is covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are good.

ITEM 2.  PROPERTIES

     The Company currently operates 26 manufacturing facilities in the U.S., of which nine are located in Alabama, three are located in North Carolina, five are located in Georgia and nine are located in South Carolina. The Company owns 24 of these facilities and leases two facilities in connection with its prior issuance of industrial revenue bonds. Of the Company's manufacturing facilities, fifteen produce yarn, six manufacture fabrics, six are dyeing facilities, and four are engaged in fabric finishing. Additionally, the Company operates six warehouses.

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


ITEM 3.  LEGAL PROCEEDINGS

     On March 3, 1993, a case was filed in the Circuit Court of Jefferson County, Alabama by Joe and Darnell Sullivan and Tommy and Stella Fay Gould against the Alabama Power Company, the Company and certain other parties. The complaint alleges that the Company and such other parties negligently or willfully discharged industrial wastewater containing hazardous materials, which allegedly damaged the plaintiffs' real properties and caused mental anguish to the plaintiffs. The complaint seeks an award of compensatory and punitive damages. After two years and eleven months of litigation, the plaintiffs amended their complaint to include class action claims and treatment. Although the Trial Court granted class certification, the Supreme Court of Alabama reversed the class certification order, and the case will proceed as to the individual claims of the four plaintiff families. The Company is vigorously defending this case in a trial that began October 19, 1998 and believes that it has a number of defenses available to it. The Company cannot currently predict whether the plaintiffs will prevail on their claims or the magnitude of their potential recovery, if any.

     Avondale Mills, along with Russell Corporation and the municipality of Alexander City, Alabama, was named during fiscal 1998 in two almost identical citizen suits. The first suit, filed on May 18, 1998, was brought pursuant to the federal Clean Water Act ("CWA"). The second suit, filed on August 28, 1998, was brought pursuant to both the CWA and the federal Resource Conservation and Recovery Act ("RCRA"). In both lawsuits, the plaintiff has alleged that Avondale Mills' permitted discharges of wastewater from its facility in Alexander City into the waste water treatment plant of Alexander City have indirectly caused the wastewater treatment plant to exceed the effluent limitation imposed upon the plant's discharges into a local body of water, thereby violating the CWA. The plaintiff repeated that claim in the second lawsuit, but also alleged that Avondale Mills also violated RCRA by contributing to the disposal of a hazardous waste in such a manner as to endanger human health or the environment. Avondale Mills has filed motions to dismiss in each case which it believes are meritorious. As of this date, the court has not ruled on the motions to dismiss, although the two complaints have been consolidated into one lawsuit by the court. Concurrently, the United States Environmental Protection Agency ("EPA") is investigating the possibility of CWA violations at Avondale Mills' facility. The EPA, however, has stated that, to date, no violations have been determined. Avondale Mills believes these citizen suits to be without merit and intends to continue its vigorous defense of that litigation.

     Although there can be no assurance, based on currently available information, the Company does not believe that these cases will have a material adverse effect on its results of operations or financial condition. The Company is also a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is no established public trading market for the Company's Class A Common Stock or Class B Common Stock (collectively, "Common Stock"). As of August 28, 1998 there were 123 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $3.7 million and $5.3 million in respect of its outstanding Common Stock during fiscal 1997 and 1998, respectively. During fiscal 1998, approximately 592,000 shares of Class A Common Stock were repurchased pursuant to a tender offer distributed by the Company to all shareholders and vested stock option holders of Class A Common Stock.

     The Company has issued and outstanding $125 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "Notes") under an Indenture dated as of April 23, 1996 among the Company, Avondale Mills and The Bank of New York, as trustee (the "Indenture"). The Indenture contains certain covenants that could indirectly restrict the Company's ability to pay dividends. The Company maintains a $200 million revolving credit facility under a loan agreement among Avondale Mills and a syndicate of banks (the "Credit Facility"). The Credit Facility contains certain covenants that could indirectly restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated statement of income data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 28, 1998. Such data were derived from the audited Consolidated Financial Statements of the Company. The audited Consolidated Financial Statements and Notes thereto of the Company for each of the three fiscal years in the period ended August 28, 1998 are included elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.


                                                                                               FISCAL YEAR
                                                                  ---------------------------------------------------------------
                                                                       1994        1995         1996        1997           1998
                                                                       ----        ----         ----        ----           ----
                                                                           (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)
Statement of Income Data:
  Net sales ..................................................     $   481.6    $   538.7    $   706.2   $   1,049.5   $   1,056.1
  Gross profit ...............................................          51.0         71.2         76.9         126.2         137.3
  Facility restructuring .....................................            --           --           --            --           2.7
  Operating income ...........................................          28.9         47.6         44.9          79.0          86.6
  Interest expense, net ......................................           6.5         14.3         18.5          26.2          23.3
  Discount and expenses on sale of receivables ...............            --           --          3.7           6.6           7.3
  Loss attributable to investment in Oneita ..................            --           --           --           7.5            --
  Other (income) expense, net ................................          (0.2)        (0.8)          --           0.8           0.5
  Income before income taxes .................................          22.6         34.0         22.7          37.9          55.4
  Provision for income taxes .................................           8.5         13.1          9.0          15.0          21.1
  Net income .................................................          14.0         20.9         13.6          22.9          34.3

Per Share Data:
  Net income - basic .........................................     $     .85   $     1.89   $     1.16  $       1.73  $       2.62
  Net income - diluted .......................................           .85         1.88         1.15          1.70  $       2.58
  Dividends declared .........................................           .28          .28          .28           .28           .40
  Weighted average number of shares outstanding - basic ......          16.6         11.1         11.8          13.3          13.0
  Weighted average number of shares outstanding - diluted ....          16.6         11.1         11.9          13.5          13.3

Balance Sheet Data (at period end):
  Total assets ...............................................     $   267.6    $   257.4    $   493.1   $     461.2   $     463.6
  Long-term debt, including current portion ..................         200.0        169.9        303.1         251.3         246.8
  Shareholders' equity .......................................           0.1         18.0         67.5          86.4         100.0

Other Data:
  Capital expenditures .......................................     $    17.6    $    15.8    $    33.4   $      32.0   $      66.3
  Depreciation and amortization ..............................          23.3         23.8         30.4          40.8          39.9
  EBITDA(1) ..................................................          57.8         75.1         73.4         113.3         126.6
  Ratio of EBITDA to interest expense, net and discount
    and expenses on sale of receivables ......................           8.9x         5.2x         3.3x          3.2x          4.1x
  Ratio of earnings to fixed charges(2) ......................           4.5x         3.4x         2.0x          2.1x          2.8x

------------

(1) EBITDA is defined as net income plus (i) provision for income taxes, (ii) interest expense, net, (iii) discount and expenses on sale of receivables,
     (iv) depreciation and amortization, (v) loss attributable to investment in Oneita, (vi) facility restructuring charges and (vii) plus or minus, as the case may be, adjustments to cost of goods sold made under the LIFO inventory valuation method. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but because it is a widely accepted financial indicator of a company's ability to incur and service debt.
(2) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, "earnings" include income before income taxes plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of deferred financing costs, discount and expenses on sale of receivables and the portion of rental expense that is representative of the interest factor in these rentals.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The table below sets forth for the periods indicated statement of income data expressed as a percentage of net sales:


                                                                  FISCAL YEAR
                                                         ------------------------------
                                                          1996        1997        1998
                                                          ----        ----        ----
Net sales ........................................        100.0%      100.0%      100.0%
  Apparel fabric sales ...........................         55.1        68.4        67.4
  Greige and specialty fabric sales ..............          7.5         6.5         6.6
  Yarn sales .....................................         37.4        25.1        26.0
 Cost of goods sold:
  Raw materials ..................................         50.4        47.2        46.3
  Conversion costs ...............................         34.4        36.9        37.0
      Total ......................................         84.8        84.1        83.3
  Depreciation ...................................          4.3         3.9         3.7
  Selling and administrative expenses ............          4.5         4.5         4.5
  Facility restructuring .........................           --          --          .3
  Operating income ...............................          6.4         7.5         8.2
  Interest expense, net ..........................          2.6         2.5         2.2
  Discount and expenses on sale of receivables ...          0.5         0.6          .7
  Loss attributable to investment in Oneita ......           --         0.7          --
  Provision for income taxes .....................          1.4         1.4         2.0
  Net income .....................................          1.9         2.2         3.3

  Fiscal 1998 Compared to Fiscal 1997

     Net Sales. Net sales increased 0.6% to $1,056.1 million for fiscal 1998 from $1,049.5 million for fiscal 1997, primarily as a result of improved yarn sales.

     Apparel fabric sales decreased 0.9% to $711.4 million for fiscal 1998 from $717.7 million for fiscal 1997. This decrease in sales reflected a 4.3% increase in yards sold, which was offset by a 5.0% decline in average selling prices. The decline in average selling prices resulted from softening market prices caused by excess inventories of fabric and garments within the industry, as well as increased production capacity of domestic and international suppliers.

     Greige and specialty fabric sales increased 1.2% to $69.3 million for fiscal 1998 from $68.5 million for fiscal 1997. This increase in sales reflected strong demand for greige fabrics by the apparel, home furnishing, luggage and shoe industries.

     Yarn sales increased 4.6% to $275.4 million for fiscal 1998 from $263.3 million for fiscal 1997. This increase reflected a 7.1% increase in pounds sold to outside customers, which was offset in part by a 2.4% decrease in average selling prices for those pounds. Market prices for sales yarns remained very competitive, reflecting continued excess production capacity within the industry and increased imports of yarn and knitted apparel from Asia during fiscal 1998.

     Cost of Goods Sold. Cost of goods sold decreased 0.4% to $879.3 million for fiscal 1998 from $882.8 million for fiscal 1997. Cost of goods sold as a percentage of net sales decreased to 83.3% for fiscal 1998 from 84.1% for fiscal 1997, primarily due to improved capacity utilization and lower raw material costs, which mitigated the impact of generally lower selling prices.

     Selling and Administrative Expenses. Selling and administrative expenses increased 1.7% to $48.1 million for fiscal 1998 from $47.2 million for fiscal 1997, reflecting increased accrual of certain associate benefit expenses and compensation expense related to the redemption of stock options by certain current and former associates of the Company. Selling and administrative expenses as a percentage of net sales remained constant at 4.5% for fiscal 1998 and for fiscal 1997.

     Interest Expense, Net. Interest expense, net decreased 11.0% to $23.3 million for fiscal 1998 from $26.2 million for fiscal 1997. This decrease reflected lower interest rates and a lower average balance of outstanding borrowings during fiscal 1998.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables were $7.3 million for fiscal 1998 compared to $6.6 million for fiscal 1997. This increase was primarily attributable to the payment of bank fees relating to the receivables securitization facility as well as a net increase in the amount of accounts receivable sold under the facility.

     Facility Restructuring. Charges incurred to consolidate facilities and dispose of certain inefficient equipment in the Company's Graniteville, South Carolina operations were $2.7 million for fiscal 1998.

     Provision for Income Taxes. Provision for income taxes increased to $21.1 million for fiscal 1998 from $15.0 million for fiscal 1997, reflecting the increase in income before income taxes. The Company's effective tax rate was 38.1% for fiscal 1998 compared to 39.5% for fiscal 1997.

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

     Loss Attributable to Investment in Oneita. During fiscal 1997, the Company recorded a loss of approximately $7.5 million attributable to its investment in Oneita Industries, Inc. ("Oneita"), a yarn customer of the Company, reducing the carrying value of its investment to zero. Such loss represented the Company's prorata share of the net loss incurred by Oneita for its four fiscal quarters ended June 28, 1997, limited to the Company's original investment.

     Provision for Income Taxes. Provision for income taxes increased to $15.0 million for fiscal 1997 from $9.0 million for fiscal 1996, reflecting the increase in income before income taxes. The Company's effective tax rate was 39.5% for fiscal 1997 compared to 39.8% for fiscal 1996.



LIQUIDITY AND CAPITAL RESOURCES

  General

     The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its Credit Facility, proceeds received in connection with sales of trade receivables and proceeds received in connection with the issuance of equity and debt securities. At August 28, 1998, the Company had borrowings of $111.3 million outstanding under the Credit Facility and $88.7 million of borrowing availability thereunder. Such borrowings bore interest at a weighted average rate of 6.8% per annum at August 28, 1998. In addition, at August 28, 1998, $125 million aggregate principal amount of the Notes (which are fully and unconditionally guaranteed by the Company) issued by Avondale Mills during fiscal 1996 was outstanding.

  Credit Facility

     The Credit Facility consists of a five-year revolving line of credit of up to $200 million. Borrowings under the Credit Facility include revolving loans to be provided by the lenders ("Revolver Loans") and up to $5 million of revolving swing loans ("Swing Revolver Loans") to be provided by Wachovia Bank, N.A. ("Wachovia"). Interest accrues on Revolver Loans (i) at the Company's option at either LIBOR (adjusted for reserves) plus a specified number of basis points or the base rate, which is the higher of Wachovia's prime rate and the overnight federal funds rate plus 0.5%, or (ii) if the Company and the lenders under the Credit Facility (the "Lenders") agree, at the "set" rate, which shall be an interest rate agreed to by the Company and the Lenders at the time such Revolver Loan is made. In addition, the Company is required to pay certain structuring, administration and funding fees under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets. The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios.

  Swap Agreements

     The Company has used interest rate swap agreements to effectively fix the interest rate with respect to a portion of the borrowings outstanding under the Credit Facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the Credit Facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 28, 1998, the Company had swap agreements with notional amounts aggregating $105.0 million, providing an effective interest rate of 6.9% on that equivalent portion of the outstanding Revolver Loans.

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

     Under the Receivables Securitization Facility, the Company transfers Receivables to a wholly owned, limited-purpose subsidiary of the Company (the "Receivables Company"), which sells the Receivables to a trust (the "Trust"). The Trust issues variable funding certificates to lending or financial institutions or other investors evidencing undivided interests in the assets of the Trust (the "Certificates"). The Receivables Securitization Facility permits draws and repayments on a revolving basis prior to November 15, 2002 or such earlier time as certain events occur (the "Amortization Commencement Date"). The Certificates, which represent beneficial interests in the Trust, entitle the holders thereof to (i) receipt of collections from the Receivables, (ii) all rights of the Company or the Receivables Company in goods, the sale of which gave rise to the Receivables, (iii) all collateral and other arrangements supporting the Receivables, (iv) all rights to proceeds of any of the foregoing held in lock-boxes and bank accounts of the Company or the Receivables Company,
(v) rights and interests of the Receivables Company under the documents for the Receivables Securitization Facility and (vi) all collections and other proceeds of the assets described above. The Certificates represent beneficial interests in the Trust only, and do not represent obligations of, or interests in, and are not guaranteed or insured by, the Receivables Company or the Company. At August 28, 1998, certificates of $112.0 million were outstanding.

     The rate of interest on the Receivables Securitization Facility is the Eurodollar rate (adjusted for any reserves) plus 0.40% or First Chicago's alternate base rate. The final maturity of the Certificates is expected to occur six months after the Amortization Commencement Date. All collections attributable to the Certificates will be set aside commencing on the Amortization Commencement Date to repay the Certificates in full. Amounts set aside will be applied on a monthly basis to repay the Certificates in full.

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

  Capital Expenditures and Cash Flows Analysis

     The Company's capital expenditures aggregated $66.3 million for fiscal 1998. These expenditures were primarily to complete the construction of a new denim weaving facility, begin the expansion of an existing greige weaving facility, upgrade fabric finishing ranges and purchase other equipment. Management estimates that capital expenditures for fiscal 1999 will be approximately $60.0 million, and that such amounts will be used primarily to complete the greige weaving expansion and improve fabric finishing facilities.

     Net cash provided by operating activities was $81.7 million in fiscal 1998. Principal working capital changes included a $5.2 million decrease in accounts receivable, a $6.2 million decrease in inventories and an $8.3 million decrease in accounts payable and accrued expenses. The Company's investing activities were primarily the capital improvements described above. Net cash used in financing activities aggregated $15.1 million, including $5.2 million used to pay dividends on Common Stock, $15.4 million used to repurchase approximately 592,000 shares of Class A Common Stock pursuant to a tender offer distributed by the Company to all shareholders and vested stock option holders of Class A Common Stock, and receipt of $10.0 million from the sale of additional accounts receivable under the securitization facility.

     Net cash provided by operating activities was $83.2 million in fiscal 1997. Principal working capital changes included an $8.7 million decrease in accounts receivable, a $6.8 million decrease in inventories and a $6.9 million decrease in accounts payable and accrued expenses. The Company's investing activities were primarily expenditures for capital improvements and the receipt of the $7.3 million due from Triarc upon finalization of the Graniteville Acquisition purchase price. Net cash used in financing activities aggregated $57.9 million, including $51.8 million used to repay long-term indebtedness and $3.7 million used to pay dividends on Common Stock.

     Net cash provided by operating activities was $25.5 million in fiscal 1996. Principal working capital changes included a $21.9 million increase in accounts receivable, a $1.9 million decrease in inventories (net of the Graniteville Acquisition) and a $7.4 million increase in accounts payable and accrued expenses. The changes in working capital were primarily attributable to the substantial increase in net sales resulting from the Graniteville Acquisition and an increase in raw material inventories. The Company's investing activities included the Graniteville Acquisition, capital improvements of $33.4 million, the sale of certain real estate for an aggregate purchase price of $12.1 million and a $7.5 million subordinated loan to Oneita. Pursuant to an agreement with Oneita, on August 27, 1996, the Company converted the Oneita note (principal plus accrued interest), which bore interest at 10% per annum and would have matured in February 1999, into 2,270,833 shares of common stock of Oneita (representing a conversion price of $3.50 per share, which approximated fair market value). On such date, such shares represented approximately 24.8% of Oneita's outstanding common stock. Net cash provided by financing activities aggregated $264.2 million, which was used primarily to finance the Graniteville Acquisition.

     In April 1996, in connection with the Graniteville Acquisition, the Company completed an equity private placement of 2,222,223 shares of Class A Common Stock for an aggregate purchase price of $40 million (the "1996 Private Placement"). Such shares were purchased by affiliates of Clipper Capital Partners, L.P. ("Clipper"). In connection with the 1996 Private Placement, the Company paid a closing fee of $600,000 to Clipper. In addition, Avondale Mills issued $125 million aggregate principal amount of Notes in April 1996 in connection with the Graniteville Acquisition. The Notes were issued under the Indenture, which contains certain covenants that, among other things, restrict the ability of Avondale Mills to incur debt, pay dividends on or redeem or retire capital stock, make certain investments, enter into transactions with affiliates, sell assets or consummate certain business combinations. The Company fully and unconditionally guaranteed the Notes.

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


YEAR 2000

     The Company utilizes computer systems and related software which process dates using two digits to define specific years. Such systems may not be able to distinguish the year 2000 from the year 1900, resulting in system failures or miscalculations which may disrupt operations and other activities. During the past two years, the Company has identified those systems which are not Year 2000 compliant and developed plans to modify or replace them. Execution of these plans is ongoing and the Company expects to complete its remediation of all business applications by December 31, 1998, and all process control and manufacturing systems by June 30, 1999.

     Costs associated with remediation of the affected systems are being expensed as incurred. The Company estimates that it has incurred costs of approximately $3 million through fiscal 1998 to achieve Year 2000 compliant systems and will incur additional costs of approximately $2.5 million in fiscal 1999 to complete the remediation.

     The Company has conducted limited surveys of its major suppliers and customers and found that those contacted are aware of the Year 2000 problem and their own remediation requirements. However, the Company has no means of assuring that its suppliers and customers will be Year 2000 compliant, and their inability to complete required remediations in a timely manner could have an adverse effect on the Company.

     To date, the Company has not established a contingency plan for possible Year 2000 issues. It is anticipated that a contingency plan will be implemented by August 31, 1999 based upon actual remediation achievements and an assessment of outside risks at that point in time.

     While management believes that its estimates of the costs to achieve Year 2000 compliance and the related completion dates are reasonable and achievable, there can be no assurance that actual results will not differ significantly from management's plans.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which generally requires that companies report segment information for operating segments which are revenue producing components for which separate financial information is produced internally. The Company plans to adopt Statement No. 131 in the first quarter of fiscal 1999, but has not yet completed its analysis of the impact, if any, Statement No. 131 may have on disclosures in its financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company plans to adopt Statement No. 133 in fiscal 1999. Management does not believe the adoption of this statement will have a material effect on the consolidated financial position or results of operations of the Company.

FORWARD LOOKING STATEMENTS

     Statements herein regarding the Company's anticipated capital expenditures, Year 2000 compliance and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Act of 1993 and Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. With respect to Year 2000 compliance, management has performed certain assessments to identify remediation needs of the Company's computer systems and related software and contacted major suppliers and customers to assess the impact of the Year 2000 problem on their operations. The Company's expectations regarding the impact of the Year 2000 problem and its estimate of the costs to achieve Year 2000 compliance are subject to certain risks, including, among other things, the risk that the assessments have not identified all required system modifications, system modifications can not be completed in a timely manner, unexpected costs and expenses will be incurred in connection with system modifications, and major suppliers and customers will not successfully achieve Year 2000 compliance in a timely manner. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on sales prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting raw material costs. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings may affect the Company's earnings. However, the Company's use of interest rate swap agreements will limit the negative impact of higher interest rates. Assuming the revolving credit facility and interest rate swap agreements at August 28, 1998 remain in effect throughout fiscal 1999, a 10% change in the effective average interest rate would not have a material effect on the Company's pretax earnings for fiscal 1999. In addition, a 10% change in interest rates would not have a material effect on the fair value of the Company's interest rate swap agreements and senior subordinated notes.

     Increases or decreases in the market price of cotton may affect the valuation of the Company's inventories and fixed purchase commitments and, accordingly, the Company's earnings. The potential decline in fair value of these inventories and fixed purchase commitments resulting from a 10% decline in market prices is estimated to be approximately $15 to $22 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             AVONDALE INCORPORATED

                       CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 28, 1998



                                                            PAGE
                                                            ----

Report of Independent Public Accountants ..............      24

Consolidated Balance Sheets ...........................      26

Consolidated Statements of Income .....................      27

Consolidated Statements of Shareholders' Equity .......      28

Consolidated Statements of Cash Flows .................      29

Notes to Consolidated Financial Statements ............      30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Avondale Incorporated:

     We have audited the accompanying consolidated balance sheet of Avondale Incorporated as of August 28, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated balance sheet of Avondale Incorporated as of August 29, 1997, and the related consolidated statements of income, shareholders' equity, cash flows and the schedule referred to below for each of the two fiscal years in the period ended August 29, 1997, were audited by other auditors whose report dated October 7, 1997, expressed an unqualified opinion on those statements and schedule.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avondale Incorporated at August 28, 1998, and the consolidated results of its operations and its cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index at Item 14 (a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
October 5, 1998

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Avondale Incorporated

     We have audited the accompanying consolidated balance sheet of Avondale Incorporated as of August 29, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two fiscal years in the period ended August 29, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avondale Incorporated at August 29, 1997, and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended August 29, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Atlanta, Georgia
October 7, 1997

                             AVONDALE INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   AUGUST 29,       AUGUST 28,
                                                                                      1997             1998
                                                                                   ----------       ----------
                              ASSETS
 Current assets
 Cash ....................................................................         $   8,517         $   9,259
 Accounts receivable, less allowance for doubtful accounts of $5,518
    in 1997 and $2,533 in 1998 ............................................           77,698            62,497
 Inventories .............................................................           120,860           114,684
 Prepaid expenses ........................................................             1,561               742
                                                                                   ---------         ---------
        Total current assets ..............................................          208,636           187,182
Property, plant and equipment
 Land ....................................................................             8,510             8,510
 Buildings ...............................................................            71,155            82,366
 Machinery and equipment .................................................           379,434           430,629
                                                                                   ---------         ---------
                                                                                     459,099           521,505
 Less accumulated depreciation ...........................................         (230,117)         (267,791)
                                                                                   ---------         ---------
                                                                                     228,982           253,714
Other assets ............................................................             23,604            22,686
                                                                                   ---------         ---------
                                                                                   $ 461,222         $ 463,582
                                                                                   =========         =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable .........................................................        $  41,884         $  34,839
 Accrued compensation, benefits and related expenses ......................           22,514            24,665
 Other accrued expenses ...................................................           22,416            18,970
 Long-term debt due in one year ...........................................            3,250             2,250
 Income taxes payable .....................................................            4,804             1,345
                                                                                   ---------         ---------
        Total current liabilities .........................................           94,868            82,069
 Long-term debt ...........................................................          248,075           244,575
 Deferred income taxes and other long-term liabilities ....................           31,917            36,894
 Commitments and contingencies
 Shareholders' equity
  Preferred Stock
   $.01 par value; 10,000 shares authorized ...............................               --                --
 Common Stock
  Class A, $.01 par value; 100,000 shares authorized; issued and
    outstanding -- 12,290 shares in 1997 and 11,698 shares in 1998 ........              123               117
  Class B, $.01 par value; 5,000 shares authorized; issued and
    outstanding -- 979 shares in 1997 and 1998 ............................               10                10
  Capital in excess of par value ..........................................           41,478            39,835
  Retained earnings .......................................................           44,751            60,082
                                                                                   ---------         ---------
        Total shareholders' equity ........................................           86,362           100,044
                                                                                   ---------         ---------
                                                                                   $ 461,222         $ 463,582
                                                                                   =========         =========

   The accompanying notes are an integral part of these consolidated financial statements.

                             AVONDALE INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             FISCAL YEAR ENDED
                                                              ---------------------------------------------
                                                              AUGUST 30,       AUGUST 29,        AUGUST 28,
                                                                 1996            1997               1998
                                                              ---------       -----------       -----------
Net sales .............................................        $706,232        $1,049,474        $1,056,103
Operating costs and expenses
  Cost of goods sold ..................................         599,149           882,760           879,263
  Depreciation ........................................          30,139            40,508            39,497
  Selling and administrative expenses .................          32,018            47,243            48,067
  Facility restructuring ..............................              --                --             2,699
                                                               --------        ----------        ----------
      Operating income ................................          44,926            78,963            86,577
Interest expense ......................................          18,512            26,158            23,280
Discount and expenses on sale of receivables ..........           3,718             6,617             7,342
Loss attributable to investment in Oneita .............              --             7,500                --
Other expense, net ....................................              13               801               517
                                                               --------        ----------        ----------
  Income before income taxes ..........................          22,683            37,887            55,438
Provision for income taxes ............................           9,035            14,950            21,125
                                                               --------        ----------        ----------
      Net income ......................................        $ 13,648        $   22,937        $   34,313
                                                               ========        ==========        ==========
Per share data
      Net income - basic ..............................        $   1.16        $     1.73        $     2.62
                                                               ========        ==========        ==========
      Net income - diluted ............................        $   1.15        $     1.70        $     2.58
                                                               ========        ==========        ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                             AVONDALE INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    COMMON STOCK
                                                                       ISSUED              CAPITAL IN
                                                                ---------------------       EXCESS OF         RETAINED
                                                                SHARES        AMOUNT        PAR VALUE         EARNINGS
                                                                ------        ------        ---------         --------
Balance at August 25, 1995 ............................         11,069         $ 111         $  2,566         $ 15,297
  Net income ..........................................             --            --               --           13,648
  Cash dividends ($0.28 per share) ....................             --            --               --           (3,410)
  Shares issued in connection with the acquisition
    of the Textile Business ...........................          2,222            22           39,278               --
                                                               -------         -----         --------         --------
Balance at August 30, 1996 ............................         13,291           133           41,844           25,535
  Net income ..........................................             --            --               --           22,937
  Cash dividends ($0.28 per share) ....................             --            --               --           (3,721)
  Purchase and retirement of treasury stock ...........            (22)           --             (366)              --
                                                               -------         -----         --------         --------
Balance at August 29, 1997 ............................         13,269           133           41,478           44,751
  Net income ..........................................             --            --               --           34,313
  Cash dividends ($0.40 per share) ....................             --            --               --           (5,249)
  Purchase and retirement of treasury stock ...........           (592)           (6)          (1,643)         (13,733)
                                                               -------         -----         --------         --------
Balance at August 28, 1998 ............................         12,677         $ 127         $ 39,835         $ 60,082
                                                               =======         =====         ========         ========

   The accompanying notes are an integral part of these consolidated financial statements.

                             AVONDALE INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                               FISCAL YEAR ENDED
                                                                   -----------------------------------------
                                                                    AUGUST 30,     AUGUST 29,     AUGUST 28,
                                                                       1996           1997           1998
                                                                    ----------     ----------     ----------
Operating activities
  Net income .................................................      $  13,648       $ 22,937       $ 34,313
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization .............................         30,411         40,822         39,887
   Loss attributable to investment in Oneita .................             --          7,500             --
   Provision for (benefit of) deferred income taxes ..........         (5,632)          (318)         6,452
   Interest expense on payment-in-kind notes .................          2,671             --             --
   Loss (gain) on sale of equipment ..........................           (696)          (681)         1,877
   Changes in operating assets and liabilities:
    Accounts receivable ......................................        (21,898)         8,730          5,201
    Inventories ..............................................          1,888          6,838          6,173
    Prepaid expenses .........................................         (2,380)         1,230            819
    Other assets and liabilities, net ........................            310         (1,672)        (1,119)
    Accounts payable and accrued expenses ....................          7,401         (6,943)        (8,339)
    Income taxes payable .....................................           (265)         4,716         (3,459)
                                                                    ---------       --------       --------
      Net cash provided by operating activities ..............         25,458         83,159         81,805
Investing activities
  Acquisition of Textile Business of Graniteville ............       (247,956)            --             --
  Sale of real estate ........................................         11,484             --             --
  Due from Triarc ............................................         (7,250)         7,250             --
  Investment in Oneita securities ............................         (7,500)            --             --
  Purchase of property, plant and equipment ..................        (33,439)       (32,046)       (66,335)
  Proceeds from sale of property, plant and equipment ........            904            763            403
                                                                    ---------       --------       --------
      Net cash used in investing activities ..................       (283,757)       (24,033)       (65,932)
Financing activities
  Principal payments on long-term debt .......................         (4,000)        (3,250)        (3,250)
  Net borrowings (payments) on revolving line of credit ......         54,525        (48,525)        (1,250)
  Issuance of subordinated notes .............................        125,000             --             --
  Deferred financing costs ...................................         (6,184)            --             --
  Sale of accounts receivable, net ...........................        104,000         (2,000)        10,000
  Issuance of common stock ...................................         39,300             --             --
  Retirement of subordinated notes ...........................        (45,014)            --             --
  Purchase and retirement of treasury stock ..................             --           (366)       (15,382)
  Dividends paid .............................................         (3,410)        (3,721)        (5,249)
                                                                    ---------       --------       --------
      Net cash provided by (used in) financing activities ....        264,217        (57,862)       (15,131)
                                                                    ---------       --------       --------
  Increase in cash ...........................................          5,918          1,264            742
  Cash and cash equivalents at beginning of year .............          1,335          7,253          8,517
                                                                    ---------       --------       --------
      Cash and cash equivalents at end of year ...............      $   7,253       $  8,517       $  9,259
                                                                    =========       ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.

                             AVONDALE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 28, 1998

     1. Basis of Presentation: The accompanying consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. ("Avondale Mills") and Avondale Receivables Company (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain prior year financial statement amounts have been reclassified to conform with the current year's presentation. Unless otherwise stated, all references to years relate to the Company's fiscal year, which ends on the last Friday in August, rather than calendar years.

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

     Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. The Company matches 25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $6.0 million, $6.9 million and $8.1 million for fiscal 1996, 1997 and 1998, respectively.

     Other Assets and Other Long-Term Liabilities: Other assets consist primarily of unamortized loan fees, goodwill, cash surrender value of life insurance, deposits on machinery and equipment purchases, and investments in securities. Other long-term liabilities consist of accrued postretirement and workers' compensation benefits and deferred compensation for certain key management personnel.

     Fair Value of Financial Instruments: The carrying values of cash, accounts receivable, certain other assets, accounts payable and accrued expenses approximate reasonable estimates of their fair values at August 29, 1997 and August 28, 1998. See Note 8 for disclosures related to the fair values of long-term debt and interest rate swap agreements.

     Earnings Per Share: During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with Statement 128, basic and diluted earnings per share are reported for all periods presented, replacing the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and similar items. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

     Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):


                                                             1996        1997       1998
                                                            ------      ------     ------
         Weighted average shares outstanding -
            Basic                                           11,811      13,289      13,090
         Effect of employee and director stock options         108         180         215
                                                            ------      ------      ------
         Weighed average shares outstanding -
         Diluted                                            11,919      13,469      13,305
                                                            ======      ======      ======

     Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee and director stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for the stock option grants.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company plans to adopt Statement No. 133 in the first quarter of fiscal 2000. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the year (14%, 10% and 10% of total revenues in 1996, 1997 and 1998, respectively) on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company.

     The credit status of each customer is approved and monitored by the Company. Sales to V.F. Corporation and its affiliates represented 20% of net sales for fiscal 1996, 18% of net sales for fiscal 1997, and 16% of net sales for fiscal 1998.

     2. Facility Restructuring: During the third quarter of fiscal 1998, the Company recorded pretax charges of $2.7 million to consolidate manufacturing facilities and dispose of certain inefficient equipment in its Graniteville, South Carolina operations.

     3. Purchase of the Textile Business of Graniteville Company: On April 29, 1996, the Company acquired substantially all of the textile assets (the "Textile Business") of Graniteville Company from Triarc Companies, Inc. ("Triarc"), for cash consideration of $242.8 million plus the assumption of certain liabilities other than long term-debt.

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

     4. Receivables Securitization Facility: On November 21, 1997, the Company executed a 5-year amendment to its April 29, 1996 agreement with a bank (the "Agreement") under which it may sell an undivided interest in a defined pool of revolving trade accounts receivable (the "Receivables") held by Avondale Receivables Company. Under the facility, the Receivables are transferred to a trust at a discount. The trust sells variable funding certificates to lending institutions or other investors representing undivided ownership interests in a defined portion of the Receivables. Such certificates do not represent obligations of or interests in, and are not guaranteed or insured by, the Company. The proceeds from the issuance of the certificates are remitted to the Company.

     The Company retains a residual interest in the Receivables in an amount equal to the excess of the Receivables over the certificates sold. Such residual interest is included in accounts receivable in the Consolidated Balance Sheets. All losses, credits or other adjustments relating to the Receivables constitute deductions applicable to the Company's residual interest in the Receivables. Accordingly, the Company maintains an allowance for such deductions based upon the expected collectibility of the Receivables. At August 29, 1997 and August 28, 1998, an allowance of $7.6 million and $4.5 million, respectively, related to the Receivables is included in other accrued expenses in the Consolidated Balance Sheets.

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

     Under the Agreement, the trust may issue certificates of up to $120 million. Certificates of $102 million and $112 million, respectively, were outstanding at August 29, 1997 and August 28, 1998. Accounts receivable in the Consolidated Balance Sheets have been reduced by approximately $103 million and $113 million, respectively, representing the face amount of the outstanding receivables sold at those dates.

     For the fiscal years ended August 30, 1996, August 29, 1997 and August 28, 1998, discounts of $3.7 million, $6.6 million and $6.8 million, respectively, on sales of Receivables have been included in discount and expenses on sale of receivables in the Consolidated Statements of Income. The Company sells the Receivables as an alternative to incurring additional debt. Viewed on this basis, the Company's ongoing cost of the facility at August 28, 1998 is equal to the Eurodollar rate (adjusted for any reserves) plus 0.40% or the bank's base rate of interest.

     5. Inventories: Components of inventories are as follows (in thousands):


                                                                         AUGUST 29,     AUGUST 28,
                                                                            1997           1998
                                                                         ----------     ----------
          Finished goods ...........................................      $  32,907       $ 28,744
          Work in process ..........................................         51,345         49,434
          Raw materials ............................................         24,556         23,279
          Dyes and chemicals .......................................          6,518          6,084
                                                                          ---------       --------
          Inventories at FIFO ......................................        115,326        107,541
          Less allowance to reduce carrying value to LIFO basis ....         (2,027)            --
                                                                          ---------       --------
                                                                            113,299        107,541
          Supplies at average cost .................................          7,561          7,143
                                                                          ---------       --------
                                                                          $ 120,860       $114,684
                                                                          =========       ========

     6. Investment in Securities: In January 1996, the Company purchased a $7.5 million subordinated note due February 26, 1999, having convertible features, from Oneita Industries, Inc. ("Oneita"). On August 27, 1996, the Company converted the subordinated note plus accrued interest into 2,270,833 shares of common stock of Oneita, representing ownership of 24.8% of Oneita's outstanding shares.

     The following summarizes the results of operations reported by Oneita for its four fiscal quarters ended June 28, 1997 (amounts in thousands):


        Net sales............................................  $136,672
                                                               =========

        Loss from operations.........................          $(27,562)
                                                               =========

        Net loss.............................................  $(35,659)
                                                               =========



     During the fiscal year ended August 29, 1997, the Company recorded a loss of $7.5 million attributable to its investment in Oneita, reducing the carrying value of its investment to zero. Such loss represented the Company's pro rata share of the net loss incurred by Oneita for its four fiscal quarters noted above, limited to the Company's original investment. Oneita has continued to report net losses since that time.

     7. Income Taxes: Provision for income taxes is composed of the following (in thousands):


                                                1996           1997           1998
                                              --------       --------       -------
      Current:
       Federal .........................      $ 12,784       $ 13,232       $13,578
       State ...........................         1,883          2,036         1,095
                                              --------       --------       -------
                                                14,667         15,268        14,673
      Deferred:
       Federal .........................        (4,870)          (275)        5,506
       State ...........................          (762)           (43)          946
                                              --------       --------       -------
                                                (5,632)          (318)        6,452
                                              --------       --------       -------
                                              $  9,035       $ 14,950       $21,125
                                              ========       ========       =======

     The following table shows the reconciliation of federal income tax expense at the statutory rate on income before income taxes to reported income tax expense (in thousands):



                                                                  1996        1997         1998
                                                                -------      ------       ------
         Federal income taxes ............................      $ 7,939      $13,261      $19,403
         State income taxes, net of federal tax benefit ..          729        1,276        1,407
         Other ...........................................          367          413          315
                                                                -------      -------      -------
                                                                $ 9,035      $14,950      $21,125
                                                                =======      =======      =======

     The Company made income tax payments of $14.3 million, $10.4 million and $11.5 million during fiscal 1996, 1997 and 1998, respectively.

     Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company's year-end deferred tax liabilities and assets are as follows (in thousands):



                                                 AUGUST 29,   AUGUST 28,
                                                    1997         1998
                                                 ----------   ----------
        Deferred tax liabilities:
          Depreciation ......................      $21,784      $25,084
          Inventory valuation ...............        7,395        6,989
          Goodwill ..........................        2,638        2,496
          Other .............................        1,414        1,804
                                                   -------      -------
             Deferred tax liabilities .......       33,231       36,373
        Deferred tax assets:
          Employee benefit programs .........        8,015        8,948
          Receivable reserves ...............        5,285        2,842
          Other .............................        3,364        1,564
                                                   -------      -------
             Deferred tax assets ............       16,664       13,354
                                                   -------      -------
        Net deferred tax liabilities ........      $16,567      $23,019
                                                   =======      =======

     8. Long-Term Debt: Long-term debt consists of the following (in thousands):



                                                                                    AUGUST 29,      AUGUST 28,
                                                                                       1997            1998
                                                                                    ----------      ----------
     Revolving credit facility, interest tied to banks' base rate or
     alternative rates, 6.4% - 8.5% in 1998, due April 2000 ..................      $ 112,575       $ 111,325

     Industrial revenue bonds, floating rate, 3.0% - 4.5% in 1998, due in
     various installments through 2004 .......................................         13,750          10,500

     Senior subordinated notes, 10.25%, due May 1, 2006 ......................        125,000         125,000
                                                                                    ---------       ---------
                                                                                      251,325         246,825
     Less current portion ....................................................         (3,250)         (2,250)
                                                                                    ---------       ---------
                                                                                    $ 248,075       $ 244,575
                                                                                    =========       =========

     The Company maintains a secured revolving credit facility with a group of banks which provides aggregate borrowing availability of a maximum of $200 million through April 2001. Under the terms of this agreement, the Company can designate an interest rate tied to the banks' base rate or alternative rates negotiated with the banks, for specified time periods. A commitment fee of 0.25% per annum is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company's assets. Covenants of the credit agreement require the Company to maintain certain cash flow ratios and debt to equity ratios, and contain restrictions on payment of dividends. Under the most restrictive of these covenants, $16.2 million of retained earnings was available for payment of dividends at August 28, 1998.

     The Company uses interest rate swap agreements to effectively convert a portion of its outstanding revolving credit facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 28, 1998, the Company had interest rate swap agreements with notional amounts aggregating $105 million providing an effective interest rate of 6.9% on that equivalent portion of the revolving credit facility. These interest rate swap agreements had no significant market value at August 29, 1997, and an unrealized loss of approximately $1 million at August 28, 1998. The Company does not anticipate realization of this loss as the interest rate swap agreements are anticipated to remain outstanding through maturity.

     Two of the industrial revenue bonds which were issued to acquire property, plant and equipment represent capital lease obligations. These lease obligations plus the other industrial revenue bonds are secured by letter of credit agreements with a bank. The letter of credit agreements are, in turn, secured by the property, plant and equipment at three plant locations, which had a carrying value of approximately $24.6 million at August 28, 1998. Covenants of the letter of credit agreements substantially adopt the restrictive covenant provisions of the revolving credit facility.

     In conjunction with the acquisition discussed in Note 3, Avondale Mills issued $125 million of 10.25% senior subordinated notes which mature on May 1, 2006. The notes are unsecured and the guarantee of these notes by the Company is subordinated to all existing and future senior indebtedness of the Company. Interest on the notes is due on May 1 and November 1 of each year. At August 30, 1996, the quoted market value of the notes approximated their carrying value. At August 29, 1997 and August 28, 1998, the market value of the notes was approximately $133 million and $131 million, respectively.

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

     The indenture under which the senior subordinated notes were issued contains, among other things, certain restrictive covenants which apply to Avondale Mills on issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

     At August 28, 1998, the Company was in compliance with the covenants of the revolving credit facility, subordinated note indenture and letter of credit agreements.

     The carrying value of the Company's revolving credit facility and industrial revenue bonds approximates fair value.

     Aggregate maturities of long-term debt are as follows (in thousands):


      1999 ..................................      $  2,250
      2000 ..................................         3,250
      2001 ..................................       113,825
      2002 ..................................           500
      2003 ..................................         1,000
      Thereafter through 2006 ...............       126,000
                                                   --------
                                                   $246,825
                                                   ========

     In connection with the Company's borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $15.1 million , $25.4 million and $23.5 million in 1996, 1997 and 1998, respectively.

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

     During fiscal 1998, the Company repurchased approximately 592,000 shares of Class A Common Stock for an aggregate purchase price of $15.4 million. These shares were repurchased pursuant to a tender offer, distributed to all shareholders and vested stock option holders of the Company's Class A Common Stock, to purchase for cash up to $18.0 million worth of Class A Common Stock. All shares repurchased have been canceled and reinstated as authorized but unissued shares of Class A Common Stock.

     The Company maintains an employee Stock Option Plan that allows for the grant of non-qualified and incentive stock options. Under this Stock Option Plan, options to purchase up to 1,081,250 shares of Class A Common Stock may be granted to full-time employees, including executive officers of the Company. Activity under the plan is summarized as follows (option shares in thousands):


                                                                Grant Price Per Share
                                                                ---------------------
                                                                  $12.50    $18.00
                                                                  ------    ------
     Stock Options outstanding at August 25, 1995 ..........         640        --
        Options granted ....................................          --       390
        Options forfeited ..................................         (50)       --
                                                                    ----      ----
     Stock Options outstanding at August 30, 1996 ..........         590       390
        Options forfeited ..................................          --       (25)
                                                                    ----      ----
     Stock Options outstanding at August 29, 1997 ..........         590       365
        Options redeemed at $24.00 to $28.00 per share .....         (85)      (10)
        Options forfeited ..................................          --       (30)
                                                                    ----      ----
     Stock Options outstanding at August 28, 1998 ..........         505       325
                                                                    ====      ====
     Stock Options Exercisable at August 28, 1998 ..........         269       127
                                                                    ====      ====

     The exercise prices of the options granted approximated the fair market value of the Company's Common Stock on the dates of grant. In conjunction with the stock repurchase described above, certain participants in the Company's Stock Option Plan redeemed options in exchange for an aggregate cash payment of $1.2 million. The Company recorded the cost of the redemption as compensation expense, which is included in selling and administrative expenses. Options forfeited by employees leaving the Company are reinstated as available for grant. All options granted vest ratably over five years and may be exercised for a period of ten years. At August 28, 1998, there were 156,000 stock options available for grant.

     The Company adopted a Stock Option Plan for Non-employee Directors, effective September 1, 1997, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During 1998, 12,000 non-qualified options were granted and remain outstanding and exercisable at August 28, 1998.

     Pro forma information regarding the effect on the Company's results of operations, assuming employee and non-employee director stock options had been accounted for under the fair value method of FAS 123, was calculated using the "minimum value" method which is permitted for companies with nonpublic equity. The following weighted average assumptions were used in these calculations for options granted in fiscal 1996 and 1998:



    Risk free interest rate.........................          4.6%
    Expected dividend yield.........................          2.2%
    Expected lives..................................       8 years

     The total value of the options granted during fiscal 1996 and 1998 was computed as approximately $669,000 and $21,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with FAS 123, the reported net income and net income per share would have decreased by the following pro forma amounts (in thousands, except per share data):


                                                        1996         1997          1998
                                                      -------       -------       -------
    Net income:
      As reported................................     $13,648       $22,937       $34,313
      Pro forma..................................      13,603        22,815        34,191
    Net income per share:
      Basic
        As reported..............................     $  1.16       $  1.73       $  2.62
        Pro forma................................        1.15          1.72          2.61
      Diluted
        As reported..............................     $  1.15       $  1.70       $  2.58
        Pro forma................................        1.14          1.69          2.57

     Because the accounting provisions of FAS 123 only apply to options granted after fiscal 1995, the pro forma compensation cost presented may not be representative of that to be expected in future years.

     10. Commitments and Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management's estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a materially adverse effect on its future results of operations or financial position.

     The Company is also a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes, if determined adversely to the Company, would have a materially adverse effect on the Company's financial condition or results of operations.

     The Company leases certain of its facilities and equipment, primarily a warehouse, several sales offices and computer equipment. Future minimum rental payments required under such leases that have lease terms in excess of one year are as follows (in thousands):



                     1999............................................    $ 1,567
                     2000............................................      1,531
                     2001............................................      1,525
                     2002............................................      1,158
                     2003............................................      1,016
                     Thereafter......................................      3,852
                                                                         -------
                                                                         $10,649
                                                                         =======

     Rent expense for operating leases totaled $2.1 million, $3.5 million and $2.6 million for fiscal 1996, 1997 and 1998, respectively.

     Commitments for future additions to plant and equipment were approximately $14.0 million at August 28, 1998. Commitments for the purchase of raw materials for fiscal 1999 and 2000 were approximately $170 million and $4 million, respectively, at August 28, 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by Item 9 was previously reported by the Company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Please see the Company's report on Form 8-K filed on April 22, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills, are as follows:


 NAME                              AGE  POSITIONS HELD
-----                              ---  --------------
 G. Stephen Felker...........       46  Chairman of the Board, President and Chief
                                          Executive Officer of the Company and
                                          Avondale Mills
 Jack R. Altherr, Jr.........       49  Vice Chairman, Chief Financial Officer,
                                          Secretary and Director of the Company
                                          and Avondale Mills
 T. Wayne Spraggins..........       61  Vice President of Avondale Mills and President,
                                          Manufacturing Operations
 Keith M. Hull...............       45  Vice President of Avondale Mills and
                                          President, Apparel Fabrics
 Robert G. Nelson............       50  Vice President of Avondale Mills and
                                          President, Avondale Yarns
 Craig S. Crockard...........       56  Vice President, Planning and Development of
                                          Avondale Mills
 Bill W. Henry...............       64  Vice President, Raw Material Purchasing of
                                          Avondale Mills
 M. Delen Boyd...............       42  Vice President, Controller of Avondale
                                          Mills, and Assistant Secretary of the Company
                                          and Avondale Mills
 J. Elliott Woodward.........       46  Vice President, Treasurer of Avondale
                                          Mills, and Assistant Secretary of the Company
                                          and Avondale Mills
 Sharon L. Rodgers...........       42  Vice President, Human Resources of Avondale
                                          Mills
 Kenneth H. Callaway(1)......       43  Director of the Company and Avondale Mills
 Robert B. Calhoun(1)(2)(3)..       56  Director of the Company and Avondale Mills
 Harry C. Howard(2)..........       69  Director of the Company and Avondale Mills
 C. Linden Longino, Jr.(2)...       62  Director of the Company and Avondale Mills
 Dale J. Boden(1)............       41  Director of the Company and Avondale Mills
 John P. Stevens(1)..........       69  Director of the Company and Avondale Mills

-----------------------

(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.
(3) Mr. Calhoun has been elected a director of the Company pursuant to that certain shareholder's agreement dated as of April 29, 1996 by and among the Company and certain shareholders of the Company.

     G. Stephen Felker has served as Chairman of the Board of the Company since 1992, President and Chief Executive Officer of the Company since 1980, and in various other capacities since 1974. Mr. Felker has served as Chairman of the Board and Chief Executive Officer of Avondale Mills since 1986, when the Company acquired Avondale Mills, and President of Avondale Mills since 1995. Mr. Felker serves as Chairman of the Georgia State Advisory Board of Wachovia Bank, N.A. and as a director of Oneita Industries, Inc.

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

     Keith M. Hull has served as President, Apparel Fabrics, the apparel fabrics division of Avondale Mills following the Graniteville Acquisition, since May 1996. Mr. Hull has served as Vice President of Avondale Mills since April 1989, and has served the Company in various other capacities, including Vice President, Marketing since 1977. Mr. Hull serves as a director of Cherokee, Inc.

     Robert G. Nelson has served as President, Avondale Yarns, the yarns division of Avondale Mills, since March 1996 and Vice President of Avondale Mills since August 1993. Mr. Nelson has served the Company in various other capacities, including Vice President, Walton Fabrics, since 1988.

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

     J. Elliott Woodward has served as Vice President, Treasurer of Avondale Mills since May 1996. Mr. Woodward served as Vice President and Controller of Graniteville Company from November 1993 to May 1996. Mr. Woodward joined Graniteville Company in 1984 and served in various capacities from 1984 to May 1996, including Manager of General Accounting and Controller.

     Sharon L. Rodgers has served as Vice President, Human Resources of Avondale Mills since May 1996. Ms. Rodgers served as Vice President, Legal and Assistant Secretary of Graniteville Company from 1993 to May 1996. Ms. Rodgers joined Graniteville Company in 1980 and served in various other capacities at Graniteville Company during the thirteen years ended in 1993.

     Kenneth H. Callaway has served as a director of the Company since November 1987 and of Avondale Mills since August 1993. Mr. Callaway has been President of Calgati Chemical Company, a specialty chemical manufacturer, since December 1991. From 1987 through 1991, Mr. Callaway served as president of three privately-owned retail computer businesses.

     Robert B. Calhoun has served as a director of the Company since August 1993 and of Avondale Mills since November 1991. He is presently a Managing Director and Co-founder of Monitor Clipper Partners. Mr. Calhoun is also President of Clipper Asset Management Corporation, the sole general partner of The Clipper Group, L.P., a private investment firm, since January 1991, and of Clipper Capital Corporation, the sole general partner of Clipper, an affiliated private investment firm, since 1993. From 1975 to 1991, Mr. Calhoun was a Managing Director of CS First Boston Corporation, an investment banking firm. Mr. Calhoun is also a director of Interstate Bakeries Corporation, Travel Centers of America, Inc., HVIDE Marine, Inc., Long John Silver's Corp. and David's Bridal.

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

     John P. Stevens has served as a director of the Company since January 1970 and of Avondale Mills since July 1986. Mr. Stevens served as Executive Vice President of Wachovia Bank, N.A. from April 1981 until his retirement in January 1994 and was responsible for managing the Government Banking and Public Finance Department. Mr. Stevens served as a consultant to Wachovia Bank, N.A. from February 1994 to February 1996. In addition, from February 1994 until the present time, Mr. Stevens has been a partner in The Stevens Group, a consulting firm specializing in providing assistance in a wide range of business and governmental affairs.

     During fiscal 1998, the Company paid each non-employee director a quarterly fee of $5,250 plus reimbursement of out-of-pocket expenses.

     The Company adopted a stock option plan for its non-employee directors, effective September 1, 1997, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During 1998, 12,000 non-qualified options were granted, and remained outstanding and exercisable at August 28, 1998.

     The directors of the Company are elected annually by the shareholders of the Company. All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 1998, 1997 and 1996 by the Company's Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE


                                          ANNUAL COMPENSATION(1)
                                         -----------------------
                                   FISCAL                             ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR   SALARY($)  BONUS($)(2)   COMPENSATION($)(3)
----------------------------      ------  ---------  -----------   ------------------
 G. Stephen Felker.............    1998    800,016      914,326           7,039
   Chairman of the Board,          1997    800,016    1,073,601          16,783
   President and Chief             1996    795,516      918,587          14,076
   Executive Officer

 Jack R. Altherr, Jr...........    1998    308,340      174,731          10,413
   Vice Chairman, Chief            1997    291,668      197,470           8,769
   Financial Officer and           1996    248,008      153,925           7,304
   Secretary

 T. Wayne Spraggins............    1998    258,348      140,016          15,999
   Vice President and              1997    241,260      162,157          12,783
   President, Manufacturing        1996    196,268      120,797          10,654
   Operations

 Keith M. Hull.................    1998    258,348      134,940           9,036
   Vice President and              1997    240,008      160,418           7,329
   President, Apparel Fabrics      1996    187,508      101,835           6,232

 Robert G. Nelson..............    1998    152,500       72,160           8,243
   Vice President and              1997    150,000       68,285           7,072
  President, Avondale Yarns        1996    133,758       32,379           5,988

---------------

(1) The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.
(2) Amounts shown include cash bonuses earned under the Company's management incentive plan, payments received in the Company's distribution of cash profit sharing to all eligible associates of the Company, payments received in lieu of profit sharing contributions under the Company's Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits, and such other payments as the Compensation Committee of the Board of Directors elects to make based upon the Company's and respective officer's performance.
(3) Amounts shown reflect, for fiscal 1996, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,125 on behalf of each Named Executive Officer, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $3,560 on behalf of each Named Executive Officer and (iii) life insurance premiums of $9,391, $2,619, $5,969, $1,547 and $1,303 paid by the Company on behalf of Messrs. Felker, Altherr, Spraggins, Hull and Nelson, respectively. Amounts shown reflect, for fiscal 1997, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,125 on behalf of each Named Executive Officer, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $4,456 on behalf of each Named Executive Officer and (iii) life insurance premiums of $11,202, $3,188, $7,202, $1,748 and $1,491 paid by the Company on behalf of Messrs. Felker, Altherr, Spraggins, Hull and Nelson, respectively. Amounts shown reflect, for fiscal 1998, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,200 on behalf of each Named Executive Officer, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $5,032 on behalf of each Named Executive Officer and (iii) life insurance premiums of $4,181, $9,767, $2,804 and $2,011 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Nelson, respectively and taxable income of $807 to Mr. Felker, in conjunction with a split dollar insurance agreement.

     Aggregated Options Table. The table below sets forth certain information with respect to options held at the end of fiscal 1998 by each Named Executive Officer. No options were granted to employees during fiscal 1998.



                            AGGREGATED OPTIONS TABLE


                                                     NUMBER OF            VALUE OF
                                                 SHARES UNDERLYING      UNEXERCISED
                                                    UNEXERCISED         IN-THE-MONEY
                                                    OPTIONS AT           OPTIONS AT
                          SHARES                    FISCAL YEAR END     FISCAL YEAR END
                         ACQUIRED       VALUE        EXERCISABLE/         EXERCISABLE/
                        ON EXERCISE  REALIZED(1)    UNEXERCISABLE      UNEXERCISABLE(2)
                        -----------  -----------   -----------------  --------------------
 G. Stephen Felker....         --            --      154,000/111,000  $1,408,000/ $972,000
 Jack R. Altherr, Jr..         --            --       70,000/  55,000    610,000/  440,000
 T. Wayne Spraggins...     30,000      $345,000       10,000/  35,000     40,000/  250,000
 Keith M. Hull........      3,999        61,985       36,001/  35,000    287,010/  250,000
 Robert G. Nelson.....      2,399        37,185       11,601/  16,000     66,210/   86,000

-----------------

(1) The values shown are based on the amount paid by the Company to repurchase shares of its Class A Common Stock on May 10, 1998 in connection with a tender offer made to all holders of Class A Common Stock.
(2) All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on management's estimate of the fair market value of the Class A Common Stock at August 28, 1998.

     Long-Term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 1998 by each Named Executive Officer. No phantom units were awarded during fiscal 1998.

           LONG-TERM INCENTIVE PLANS -- UNITS HELD AT AUGUST 28, 1998




                                AGGREGATE                       ESTIMATED FUTURE
                              PHANTOM UNITS   PERIOD UNTIL       PAYOUTS FOR ALL
 NAME                            HELD(1)     PAYOUT (YEARS)   PHANTOM UNITS HELD(2)
 ----                         -------------  --------------   ---------------------
 G. Stephen Felker.....            150              18               $1,293,278
 Jack R. Altherr, Jr...             90              16                  775,967
 T. Wayne Spraggins....             50               4                  431,093
 Keith M. Hull.........             90              19                  775,967
 Robert G. Nelson......             --              --                       --

----------------

(1) Each phantom unit equals 398.606 phantom shares. The value of each phantom share is equal to the result obtained by dividing (i) five times Avondale's earnings before depreciation, amortization, LIFO inventory adjustments, interest and income taxes for the 10 fiscal quarters immediately preceding such date divided by 2.5, plus (ii) certain "balance sheet adjustments" by the sum of (i) the aggregate number of outstanding phantom shares plus (ii) the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company. Phantom units vest at the rate of 5.0% per year for each full and uninterrupted year that the Named Executive Officer remains employed by the Company after August 31, 1989, and vest fully if the Named Executive Officer dies before his employment is terminated. The value of vested phantom units is payable beginning on the later of the date on which the Named Executive Officer reaches the age of 65 or the date on which the employment of such Named Executive Officer terminates (the "Normal Payment Date"), in 10 equal annual installments, with interest equal to the one-year U.S. Treasury Bill rate in effect on the Normal Payment Date. If the Named Executive Officer dies before his employment with the Company is terminated, the value of his phantom units on the date of death is payable to his beneficiary as described above. If the Named Executive Officer dies after his Normal Payment Date, the present value of the balance of the annual installments is payable in a lump sum to his beneficiary. A Named Executive Officer will forfeit all interest in his Phantom Stock Units (whether or not vested) if he violates certain non-compete covenants applicable during such Named Executive Officer's employment and for a period of five years after termination of such employment.
(2) There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 1998, of vested and non-vested phantom units held at the end of fiscal 1998 based on the results of the Company for the 10 fiscal quarters ended August 28, 1998.

                        REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors during fiscal 1998 consisted of John P. Stevens, Chairman of the Compensation Committee, Dale J. Boden, Robert B. Calhoun and Kenneth H. Callaway. None of the members of the Compensation Committee is an employee of the Company. During fiscal 1998, the Compensation Committee was responsible for (i) establishing the compensation for the Company's Named Executive Officers and (ii) administering the Company's Stock Option Plan.

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

     In light of the Company's compensation policy, the primary components of its executive compensation program for fiscal 1998 included base salaries, cash bonuses and stock options.

     Base Salary. Each executive officer's base salary, including the Chief Executive Officer's base salary, is determined based upon a number of factors including the executive officer's responsibilities, contribution to the achievement of the Company's business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer's salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 1998, the base salary of each Named Executive Officer other than the Chief Executive Officer was increased by 2% to 4% over each such executive officer's fiscal 1997 base salary. Mr. Felker's base salary has not been adjusted since November 1, 1995.

     Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus under the management incentive plan. The Company's management incentive plan is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company's management incentive plan, in fiscal 1998, certain executive officers were eligible to earn a cash bonus in an amount from 12.5% up to 125% of their respective base salaries depending on a number of factors including, without limitation, the Company's financial performance. In addition, the executive officers may receive additional cash bonuses at the discretion of the Compensation Committee of the Board of Directors based upon the Company's and the respective officer's performance, including payments in lieu of profit sharing contributions under the Company's Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits. During fiscal 1998, the Named Executive Officers other than the Chief Executive Officer earned bonuses ranging from 47% to 57% of their respective base salaries. Mr. Felker's bonus was equal to 114% of his base salary.

     Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company's long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company's growth and profitability and individual grants are based on, among other things, the executive officer's responsibilities and individual performance. To encourage an executive officer's long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The creation of opportunities to own stock is considered the most significant component in an executive officer's compensation package. During fiscal 1998, the Named Executive Officers did not receive any stock option grants.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of November 9, 1998, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.


                                        BENEFICIAL OWNERSHIP    BENEFICIAL OWNERSHIP
                                             OF CLASS A              OF CLASS B         PERCENTAGE
                                            COMMON STOCK            COMMON STOCK            OF
                                         NUMBER     PERCENT      NUMBER     PERCENT      COMBINED
NAME OF BENEFICIAL OWNER(1)            OF SHARES    OF CLASS   OF SHARES    OF CLASS   VOTING POWER
---------------------------            ----------  ----------  ----------  ----------  ------------
G. Stephen Felker(2).................   4,274,689     33.2%     978,939        100%         72.7%
Jack R. Altherr, Jr.(3)..............     197,199      1.7%          --         --              *
T. Wayne Spraggins(4)................      90,000         *          --         --              *
Keith M. Hull(5).....................      96,001         *          --         --              *
Robert G. Nelson(6)..................      15,051         *          --         --              *
Dale J. Boden(7).....................     105,000         *          --         --              *
Kenneth H. Callaway(8)...............      12,000         *          --         --              *
Robert B. Calhoun(9)(10)(11).........   2,302,823     19.7%          --         --           7.4%
Harry C. Howard(12)..................      47,000         *          --         --              *
C. Linden Longino, Jr.(13)...........      27,250         *          --         --              *
John P. Stevens(14)..................     105,000         *          --         --              *
The Clipper Group(10)(11)(15)........   2,277,523     19.5%          --         --           7.3%
Grayward Company(16).................   3,497,740     29.9%          --         --          11.2%
Felker Investments, Ltd.(17).........   2,093,750     17.9%          --         --           6.7%
Avondale Mills, Inc. Associate Profit
Sharing and Savings Plan(18).........     600,000      5.1%          --         --           1.9%
All directors and executive officers
as a group (16 persons)..............   7,310,791     55.9%     978,939        100%         81.8%

----------------
*    Less than 1%

(1) Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655.
(2) Includes (i) 2,093,750 shares of Class A Common Stock held of record by Felker Investments, Ltd., a partnership of which Mr. Felker is the general partner (as the general partner, Mr. Felker is deemed to beneficially own such shares under Rule 13d-3 under the Exchange Act), (ii) 978,939 shares of Class A Common Stock issuable upon conversion of the 978,939 shares of Class B Common Stock beneficially owned by Mr. Felker and (iii) 202,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Felker, which shares are deemed beneficially owned by Mr. Felker under Rule 13d-3 under the Exchange Act.
(3) Includes 90,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.
(4) Includes 20,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Spraggins, which shares are deemed beneficially owned by Mr. Spraggins under Rule 13d-3 under the Exchange Act.

(5) Includes 46,001 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.
(6) Includes 13,601 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Nelson, which shares are deemed beneficially owned by Mr. Nelson under Rule 13d-3 under the Exchange Act.
(7) Reflects (i) 2,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Boden, which shares are deemed beneficially owned by Mr. Boden under Rule 13d-3 under the Exchange Act, and (ii) 3,000 shares beneficially owned by Textile Capital Partners, and (iii) 100,000 shares beneficially owned by The Sterling Trust;
     Hilliard Lyons Trust Co. Trustee, with respect to which Mr. Boden is a beneficiary and has shared voting and investment power. Mr. Boden is the majority shareholder of Textile Capital Partners and, consequently is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by these entities.
(8) Includes 2,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Callaway, which shares are deemed beneficially owned by Mr. Callaway under Rule 13d-3 under the Exchange Act.
(9) The address of Mr. Calhoun is c/o Clipper Capital Partners, L.P., 650 Madison Avenue, New York, New York 10022.
(10) Includes (i) 2,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Calhoun, which shares are deemed beneficially owned by Mr. Calhoun under Rule 13d-3 under the Exchange Act,
     (ii) shares beneficially owned by Clipper Capital Associates, L.P. ("CCA"), Clipper/Merchant Partners, L.P., Clipper Equity Partners I, L.P., Clipper/Merban L.P. ("Merban"), Clipper/European Re, L.P. and CS First Boston Merchant Investments 1995/96, L.P. ("Merchant"), (whose address is 650 Madison Avenue, 9th Floor, New York, New York 10022).
(11) CCA is the general partner of all of the Clipper Group partnerships other than Merchant. The general partner of CCA is Clipper Capital Associates, Inc. ("CCI"), and Mr. Calhoun is the sole stockholder and a director of CCI. Clipper, an affiliate of Mr. Calhoun, has sole voting and investment power with respect to the shares of Class A Common Stock beneficially owned by Merchant. As a result, each of Mr. Calhoun, CCA and CCI is deemed to beneficially own all shares of Class A Common Stock beneficially owned by the Clipper Group (other than Merchant), and Mr. Calhoun is deemed to beneficially own the shares of Class A Common Stock beneficially owned by Merchant. It is anticipated that Merban will beneficially own shares of Class A Common Stock representing approximately 5.9% of the outstanding Class A Common Stock and Clipper/Merchant Partners, L.P., will beneficially own shares of Class A Common Stock representing approximately 5.0% of the outstanding Class A Common Stock. Each of the other members of the Clipper Group will beneficially own less than 5.0% of the outstanding Class A Common Stock.
(12) Includes 2,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Howard, which shares are deemed beneficially owned by Mr. Howard under Rule 13d-3 under the Exchange Act.
(13) Includes (i) 14,500 shares beneficially owned by Mr. Longino's spouse, and
     (ii) 2,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Longino, which shares are deemed beneficially owned by Mr. Longino under Rule 13d-3 under the Exchange Act.
(14) Includes (i) 13,000 shares beneficially owned by Mr. Stevens' spouse, for which Mr. Stevens shares neither voting nor investment power, and (ii) 2,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Stevens, which shares are deemed beneficially owned by Mr. Stevens under Rule 13d-3 under the Exchange Act.
(15) Merchant Capital, Inc. ("Merchant Capital"), an affiliate of CS First Boston Corporation, is the general partner of Merchant and the 99% limited partner of Clipper/Merchant Partners, L.P. CS

     Holding, an affiliate of CS First Boston Corporation, is the indirect 99% limited partner of Merban. None of Merchant, Merchant Capital, CS First Boston Corporation and CS Holding is an affiliate of Clipper or CCA.
(16) Grayward Company's address is c/o SunTrust Bank, Nashville, N.A., P.O. Box 305110, Nashville, Tennessee 37230. Grayward Company is a trust of which SunTrust Bank, Nashville, N.A. serves as trustee. As trustee, SunTrust Bank, Nashville, N.A. is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by Grayward Company.
(17) The address of Felker Investments, Ltd. is c/o G. Stephen Felker, 506 South Broad Street, Monroe, Georgia 30655.
(18) The address of the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (the "Plan") is c/o Wachovia Bank, N.A., P.O. Box 3099, Winston-Salem, N.C. 27150. Wachovia Bank, N.A., serves as trustee for the Plan and, as such, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
     (a) 1.  Financial Statements.

         The following Consolidated Financial Statements of the Company and its consolidated subsidiaries and the Report of the Independent Auditors, included in the Registrant's Annual Report to Shareholders for the year ended August 28, 1998 are included in Part II, Item 8.

     Report of Independent Auditors
     Consolidated Balance Sheets as of August 29, 1997 and August 28, 1998 Consolidated Statements of Income -- Fiscal Years Ended August 30, 1996, August 29, 1997 and August 28, 1998
     Consolidated Statements of Shareholders' Equity -- Fiscal Years Ended August 30, 1996, August 29, 1997 and August 28, 1998
     Consolidated Statements of Cash Flows -- Fiscal Years Ended August 30, 1996, August 29, 1997 and August 28, 1998
     Notes to Consolidated Financial Statements

2.   Financial Statement Schedules of the Company.

     Schedule II -- Valuation and Qualifying Accounts

3.   Exhibits.


EXHIBIT
NUMBER
------
  2.1    --       Asset Purchase Agreement, dated March 31, 1996 among Avondale
                  Incorporated, Avondale Mills, Inc., Graniteville Company and
                  Triarc Companies, Inc. (incorporated by reference to Exhibit
                  2.1 to the Avondale Incorporated's Registration Statement on
                  Form S-4, File No. 333-5455-01).
  3.1    --       Restated and Amended Articles of Incorporation of Avondale
                  Incorporated (incorporated by reference to Exhibit 3.1 to
                  Avondale Incorporated's Registration Statement on Form S-4,
                  File No. 333-5455-01).
  3.2   --        Bylaws of Avondale Incorporated (incorporated by reference to
                  Exhibit 3.2 to Avondale Incorporated's Registration Statement
                  on Form S-4, File No. 333-5455-01).
  4.1    --       Indenture for the Notes between Avondale Incorporated,
                  Avondale Mills, Inc. and The Bank of New York, as Trustee
                  (incorporated by reference to Exhibit 4.1 to Avondale
                  Incorporated's Registration Statement on Form S-4, File No.
                  333-5455-01).
  4.2    --       Amended and Restated Credit Agreement, dated as of April 29,
                  1996, among Avondale Mills, Inc., the Banks listed therein and
                  Wachovia Bank, N.A., as Agent (incorporated by reference to
                  Exhibit 4.3 to Avondale Incorporated's Registration Statement
                  on Form S-4, File No. 333-5455-01).
  4.3    --       Amended and Restated Security Agreement, dated April 29, 1996, between Avondale Mills, Inc. and Wachovia Bank, N.A., as Agent
                  for the Banks which are parties to the Amended and Restated
                  Credit Agreement (incorporated by reference to Exhibit 4.4 to
                  Avondale Incorporated's Registration Statement on Form S-4,
                  File No. 333-5455-01).
  4.4    --       Amended and Restated Parent Guaranty, dated April 29, 1996, executed by Avondale Incorporated in favor of Wachovia Bank,
                  N.A., as Agent for the Banks which are parties to the Amended and Restated Credit Agreement (incorporated by

                  reference to Exhibit 4.5 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
  4.5    --       Amended and Restated Stock Pledge Agreement, dated April 29,
                  1996, between Wachovia Bank, N.A., as Agent for the Banks
                  which are parties to the Amended and Restated Credit
                  Agreement, and Avondale Incorporated (incorporated by
                  reference to Exhibit 4.6 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
  4.6    --       Agreement to Provide Certain Debt Instruments to the
                  Commission upon Request (incorporated by reference to Exhibit
                  4.7 to Avondale Incorporated's Registration Statement on Form
                  S-4, File No. 333-5455-01).
 10.1    --       Receivables Purchase Agreement, dated April 29, 1996, among
                  Avondale Mills, Inc., as Servicer, and Avondale Receivables
                  Company (incorporated by reference to Exhibit 10.1 to Avondale
                  Incorporated's Registration Statement on Form S-4, File No.
                  333-5455-01).
 10.2    --       Pooling and Servicing Agreement, dated April 29, 1996, among
                  Avondale Receivables Company, Avondale Mills, Inc. and
                  Manufacturers and Traders Trust Company (incorporated by
                  reference to Exhibit 10.2 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
 10.3    --       Amendment No. 1 to Pooling and Service Agreement and
                  Receivables Purchase Agreement; dated November 21, 1997, among
                  Avondale Receivables Company, Avondale Mills, Inc., and
                  Manufacturers and Traders Trust Company.
 10.4    --       Amended and Restated Series 1996-1 Supplement to the Pooling
                  and Servicing Agreement, dated November 21, 1997, among
                  Avondale Receivables Company, Avondale Mills, Inc. and
                  Manufacturers and Traders Trust Company.
 10.5    --       Amended and Restated Certificate Purchase Agreement, dated
                  November 21, 1997, among Avondale Receivables Company,
                  Avondale Mills, Inc., the purchasers described therein and
                  First National Bank of Chicago, as Agent.
 10.6    --       Registration Rights Agreement, dated April 29, 1996 between
                  Avondale Incorporated and the Persons listed therein
                  (incorporated by reference to Exhibit 10.8 to Avondale
                  Incorporated's Registration Statement on Form S-4, File No.
                  333-5455-01).
 10.7    --       Shareholders Agreement, dated April 29, 1996 among Avondale
                  Incorporated, the Investors listed therein, the Shareholders listed therein and Clipper Capital Partners, L.P., in its
                  capacity as Purchaser Representative under the Agreement
                  (incorporated by reference to Exhibit 10.9 to Avondale
                  Incorporated's Registration Statement on Form S-4, File No.
                  333-5455-01).
 10.8    --       Post-Merger Stock Transfer and Repurchase Agreement, dated
                  August 27, 1993 by and among Avondale Incorporated,
                  Metropolitan Life Insurance Company, 1985 Merchant Investment
                  Partnership, Merchant LBO, Inc., G. Stephen Felker, John F.
                  Maypole and Jack R. Altherr, Jr. (incorporated by reference to
                  Exhibit 10.10 to Avondale Incorporated's Registration
                  Statement on Form S-4, File No. 333-5455-01).
 10.9    --       Post-Merger Stock Transfer and Repurchase Agreement, dated
                  August 27, 1993 by and among Avondale Incorporated,
                  Metropolitan Life Insurance Company, 1985 Merchant Investment
                  Partnership, Merchant LBO, Inc., G. Stephen Felker, John F.
                  Maypole and T. Wayne Spraggins (incorporated by reference to
                  Exhibit 10.11 to Avondale Incorporated's Registration
                  Statement on Form S-4, File No. 333-5455-01).
 10.10   --       Avondale Incorporated Stock Option Plan (incorporated by
                  reference to Exhibit 10.12 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
 10.11   --       Avondale Mills, Inc. Associate Profit Sharing and Savings Plan
                  (incorporated by reference to Exhibit 10.13 to Avondale
                  Incorporated's Registration Statement on Form S-4, File No.
                  333-5455-01).
 10.12   --       Avondale Mills, Inc. Fiscal 1998 Management Incentive Plan for
                  G. Stephen Felker.
 10.13   --       Avondale Mills, Inc. Fiscal 1998 Management Incentive
                  Plan for Jack R. Altherr, Jr.
 10.14   --       Avondale Mills, Inc. Fiscal 1998 Management Incentive Plan for
                  T. Wayne Spraggins.
 10.15   --       Avondale Mills, Inc. Fiscal 1998 Management Incentive Plan for
                  Keith Hull.

 10.16   --       Avondale Mills, Inc. Fiscal 1998 Management Incentive Plan for
                  Robert G. Nelson.
 10.17   --       Phantom Unit Awards to G. Stephen Felker (incorporated by
                  reference to Exhibit 10.19 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
 10.18   --       Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
 10.19   --       Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit 10.23 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
 10.20   --       Phantom Unit Awards to Keith M. Hull (incorporated by
                  reference to Exhibit 10.19 to Avondale Incorporated 's 1996
                  Annual Report on Form 10-K,File No. 33-68412).
 10.21   --       Supply Agreement dated March 31, 1996 between the Company and
                  C.H. Patrick & Co., Inc. (incorporated by reference to Exhibit
                  10.24 to Avondale Incorporated's Registration Statement on
                  Form S-4, File No. 33-5455-01).
 10.22   --       Avondale Incorporated Stock Option Plan for Non-Employee
                  Directors, Dated April 10, 1997 (incorporated by reference to
                  Exhibit 10.23 to Avondale Incorporated's 1997 Annual Report on
                  Form 10-K, File No. 33-68412).
 12.1    --       Computation of Ratio of Earnings to Fixed Charges.
 27.1    --       Financial Data Schedule (for SEC use only).
 27.2    --       Restated Financial Data Schedule (for SEC use only).

-------------
      (b) Reports on Form 8-K

           Not applicable.

      (c) See Item 14(a)(3) and separate Index to Exhibits attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVONDALE INCORPORATED

                                       By: /s/ G. STEPHEN FELKER
                                       ------------------------------------
                                       Name:  G. Stephen Felker
                                       Title: Chairman of the Board,
                                              President and
                                              Chief Executive Officer

Date:   November 11, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:


NAME                                                 TITLE                     DATE
----                                                 -----                     ----

/s/  G. STEPHEN FELKER                       Chairman of the Board,         November 11, 1998
----------------------                       President and Chief Executive
G. Stephen Felker                            Officer


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/  JACK R. ALTHERR, JR.                    Vice Chairman, Chief           November 11, 1998
-------------------------                    Financial Officer and
Jack R. Altherr, Jr.                         Director

DIRECTORS:


/s/  DALE J. BODEN                           Director                       November 11, 1998
------------------
Dale J. Boden


/s/  ROBERT B. CALHOUN                       Director                       November  11, 1998
----------------------
Robert B. Calhoun


/s/  KENNETH H. CALLAWAY                     Director                       November  11, 1998
------------------------
Kenneth H. Callaway


/s/  HARRY C. HOWARD                         Director                       November  11, 1998
--------------------
Harry C. Howard


/s/  C. LINDEN LONGINO, JR.                  Director                       November  11, 1998
---------------------------
C. Linden Longino, Jr.


/s/  JOHN P. STEVENS                         Director                       November  11, 1998
--------------------
John P. Stevens

                                                                    SCHEDULE  II

                             AVONDALE INCORPORATED

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                VALUATION AND QUALIFYING ACCOUNTS (in thousands)




                                                                                        ACQUIRED                       (B)
                                                    BALANCE AT                             IN                       BALANCE
                                                    BEGINNING      CHARGED TO COSTS   GRANITEVILLE        (A)      AT END OF
                                 DESCRIPTION        OF PERIOD         AND EARNINGS      ACQUISITION   DEDUCTIONS    PERIOD
                                 -----------        ---------       ---------------     -----------   ----------    ------
Year Ended August 30, 1996  Allowance for              $ 2,239            $1,629          $8,907        $(1,615)    $11,160
                            doubtful accounts
Year Ended August 29, 1997  Allowance for               11,160             3,473              --         (1,550)     13,083
                            doubtful accounts
Year Ended August 28, 1998  Allowance for doubtful      13,083             1,532              --         (7,572)      7,043
                            Accounts

----------------------------

(A) Deductions represent customer account balances written off during the period.

(B) At August 29, 1997 and August 28, 1998, the Balance at end of period includes $7,565 and $4,510, respectively, related to accounts receivable sold. These amounts are included in other accrued expenses in the Consolidated Balance Sheets.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION OF EXHIBITS
------                                   -----------------------
2.1          --   Asset Purchase Agreement, dated March 31, 1996 among Avondale
                  Incorporated, Avondale Mills, Inc., Graniteville Company and Triarc
                  Companies, Inc. (incorporated by reference to Exhibit 2.1 to the
                  Avondale Incorporated's Registration Statement on Form S-4, File No.
                  333-5455-01).
3.1          --   Restated and Amended Articles of Incorporation of Avondale Incorporated
                  (incorporated by reference to Exhibit 3.1 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
3.2          --   Bylaws of Avondale Incorporated (incorporated by reference to Exhibit
                  3.2 to Avondale Incorporated's Registration Statement on Form S-4,
                  File No. 333-5455-01).
4.1          --   Indenture for the Notes between Avondale Incorporated, Avondale
                  Mills, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Avondale Incorporated's Registration Statement on Form
                  S-4, File No. 333-5455-01).
4.2          --   Amended and Restated Credit Agreement, dated as of April 29, 1996, among Avondale Mills, Inc., the Banks listed therein and Wachovia
                  Bank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to
                  Avondale Incorporated's Registration Statement on Form S-4, File No.
                  333-5455-01).
4.3          --   Amended and Restated Security Agreement, dated April 29, 1996, between
                  Avondale Mills, Inc. and Wachovia Bank, N.A., as Agent for
                  the Banks which are parties to the Amended and Restated Credit
                  Agreement (incorporated by reference to Exhibit 4.4 to Avondale
                  Incorporated's Registration Statement on Form S-4, File No.
                  333-5455-01).
4.4          --   Amended and Restated Parent Guaranty, dated April 29, 1996, executed by Avondale Incorporated in favor of Wachovia Bank, N.A., as
                  Agent for the Banks which are parties to the Amended and
                  Restated Credit Agreement (incorporated by reference to
                  Exhibit 4.5 to Avondale Incorporated's Registration Statement
                  on Form S-4, File No. 333-5455-01).
4.5          --   Amended and Restated Stock Pledge Agreement, dated April 29, 1996, between Wachovia Bank, N.A., as Agent for the Banks which
                  are parties to the Amended and Restated Credit Agreement, and Avondale
                  Incorporated (incorporated by reference to Exhibit 4.6 to Avondale
                  Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
4.6          --   Agreement to Provide Certain Debt Instruments to the Commission upon
                  Request (incorporated by reference to Exhibit 4.7 to Avondale
                  Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
10.1         --   Receivables Purchase Agreement, dated April 29, 1996, among Avondale
                  Mills, Inc., as Servicer, and Avondale Receivables Company
                  (incorporated by reference to Exhibit 10.1 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
10.2         --   Pooling and Servicing Agreement, dated April 29, 1996, among Avondale
                  Receivables Company, Avondale Mills, Inc. and Manufacturers and Traders
                  Trust Company (incorporated by reference to Exhibit 10.2 to Avondale
                  Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBITS
------                                -----------------------
10.3         --   Amendment No. 1 to Pooling and Service Agreement and
                  Receivables Purchase Agreement, dated November 21, 1997, among
                  Avondale Receivables Company, Avondale Mills, Inc.,
                  and Manufacturers and Traders Trust Company.
10.4         --   Amended and Restated Series 1996-1Supplement to the Pooling
                  and Servicing Agreement, dated November 21, 1997, among
                  Avondale Receivables Company, Avondale Mills, Inc. and
                  Manufacturers and Traders Trust Company.
10.5         --   Amended and Restated Certificate Purchase Agreement, dated
                  November 21, 1997, among Avondale Receivables Company,
                  Avondale Mills, Inc., the purchasers described therein and
                  First National Bank of Chicago, as Agent.
10.6         --   Registration Rights Agreement, dated April 29, 1996 between
                  Avondale Incorporated and the Persons listed therein
                  (incorporated by reference to Exhibit 10.8 to Avondale
                  Incorporated's Registration Statement on
                  Form S-4, File No. 333-5455-01).
10.7         --   Shareholders Agreement, dated April 29, 1996 among Avondale
                  Incorporated, the Investors listed therein, the Shareholders listed therein and Clipper Capital Partners, L.P., in its
                  capacity as Purchaser Representative under the Agreement
                  (incorporated by reference to Exhibit 10.9 to Avondale
                  Incorporated's Registration Statement on
                  Form S-4, File No. 333-5455-01).
10.8         --   Post-Merger Stock Transfer and Repurchase Agreement, dated
                  August 27, 1993 by and among Avondale Incorporated,
                  Metropolitan Life Insurance Company, 1985 Merchant Investment
                  Partnership, Merchant LBO, Inc., G. Stephen Felker, John F.
                  Maypole and Jack R. Altherr, Jr. (incorporated by reference to
                  Exhibit 10.10 to Avondale Incorporated's Registration
                  Statement on Form S-4, File No. 333-5455-01).
10.9         --   Post-Merger Stock Transfer and Repurchase Agreement, dated
                  August 27, 1993 by and among Avondale Incorporated,
                  Metropolitan Life Insurance Company, 1985 Merchant Investment
                  Partnership, Merchant LBO, Inc., G. Stephen Felker, John F.
                  Maypole and T. Wayne Spraggins (incorporated by reference to
                  Exhibit 10.11 to Avondale Incorporated's Registration
                  Statement on Form S-4, File No. 333-5455-01).
10.10        --   Avondale Incorporated Stock Option Plan (incorporated by reference to
                  Exhibit 10.12 to Avondale Incorporated's Registration Statement on Form
                  S-4, File No. 333-5455-01).
10.11        --   Avondale Mills, Inc. Associate Profit Sharing and Savings Plan
                  (incorporated by reference to Exhibit 10.13 to Avondale Incorporated's
                  Registration Statement on Form S-4, File No. 333-5455-01).
10.12       --    Avondale Mills, Inc. Fiscal 1998 Management Incentive Plan for
                  G. Stephen Felker.
10.13       --    Avondale Mills, Inc. Fiscal 1998 Management Incentive Plan for
                  Jack R. Altherr, Jr.
10.14       --    Avondale Mills, Inc. Fiscal 1998  Management Incentive Plan for
                  T. Wayne Spraggins.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------
10.15        --   Avondale Mills, Inc. Fiscal 1998 Management Incentive Plan for Keith Hull.
10.16        --   Avondale Mills, Inc. Fiscal 1998 Management Incentive Plan for Robert G. Nelson.
10.17        --   Phantom Unit Awards to G. Stephen Felker (incorporated by reference to
                  Exhibit 10.19 to Avondale Incorporated's Registration Statement on Form
                  S-4, File No. 333-5455-01).
10.18        --   Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated's Registration Statement on
                  Form S-4, File No. 333-5455-01).
10.19        --   Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to
                  Exhibit 10.23 to Avondale Incorporated's Registration Statement on Form
                  S-4, File No. 333-5455-01).
10.20        --   Phantom Unit Awards to Keith M. Hull (incorporated by
                  reference to Exhibit 10.19 to Avondale Incorporated's
                  1996 Annual Report on Form 10-K, File No.33-68412).
10.21        --   Supply Agreement dated March 31, 1996 between the Company
                  and C.H. Patrick & Co., Inc. (incorporated by reference to
                  Exhibit 10.24 to Avondale Incorporated's Registration
                  Statement on Form S-4, File No. 333-5455-01).
10.22        --   Avondale Incorporated Stock Option Plan for Non-Employee
                  Directors, dated April 10, 1997 (incorporated by reference to
                  Exhibit 10.23 to Avondale Incorporated's 1997 Annual Report on
                  Form 10-K, File No. 33-68412).
12.1         --   Computation of Ratio of Earnings to Fixed Charges.
27.1         --   Financial Data Schedule (for SEC use only).
27.2         --   Restated Financial Data Schedule (for SEC use only).

----------

         (b) Reports on Form 8-K

             Not applicable.

         (c) See Item 14(a)(3) and separate Index to Exhibits attached hereto.

         (d) Not applicable.