Form 10-Q
period 1998-11-27
AVONDALE INC
filed 1999-01-08
CIK 911634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended November 27, 1998
                                               -----------------

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period From          to
                                                         --------     ----------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Description                  As Of                Shares Outstanding
   ---------------------        ---------------         ------------------
   Class A Common Stock         January 4, 1999         11,698,184  Shares
   Class B Common Stock         January 4, 1999            978,939  Shares


================================================================================

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART  I  -  FINANCIAL INFORMATION  (Unaudited)
            ---------------------

        Item 1:     Financial Statements

                    Condensed Consolidated Balance Sheets at November 27, 1998 and August 28, 1998........        1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    November 27, 1998 and November 28, 1997...............................................        2

                    Condensed Consolidated Statements of Cash Flows for the  Thirteen Weeks Ended
                    November 27, 1998 and November 28, 1997...............................................        3

                    Notes to Condensed Consolidated Financial Statements..................................        4

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................        6

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................        8

PART  II  -  OTHER INFORMATION
             -----------------

        Item 1:     Legal Proceedings ....................................................................        9

        Item 2:     Changes in Securities and Use of Proceeds.............................................        9

        Item 3:     Defaults upon Senior Securities.......................................................        9

        Item 4:     Submission of Matters to a Vote of Security Holders...................................        9

        Item 5:     Other Information.....................................................................       10

        Item 6:     Exhibits and Reports on Form 8-K......................................................       10

        Signature   ......................................................................................       11

PART I  -  FINANCIAL INFORMATION
Item 1.    Financial Statements

                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except per share data)

                                                                   Aug. 28,        Nov. 27,
                                                                     1998            1998
                                                                  -----------     -----------
                                     ASSETS
Current assets
    Cash                                                           $   9,259       $   6,674
    Accounts receivable, less allowance for doubtful accounts
       of $2,533 in fiscal 1998 and $2,719 in fiscal 1999             62,497          55,842
    Inventories                                                      114,684         133,885
    Prepaid expenses                                                     742           1,041
                                                                   ---------       ---------
       Total current assets                                          187,182         197,442


Property, plant and equipment
    Land                                                               8,510           8,510
    Buildings                                                         82,366          83,180
    Machinery and equipment                                          430,629         444,574
                                                                   ---------       ---------
                                                                     521,505         536,264
    Less accumulated depreciation                                   (267,791)       (278,203)
                                                                   ---------       ---------
                                                                     253,714         258,061
Other assets                                                          22,686          23,249
                                                                   ---------       ---------
                                                                   $ 463,582       $ 478,752
                                                                   =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                               $  34,839       $  37,938
    Accrued compensation, benefits and related expenses               24,665          19,669
    Other accrued expenses                                            18,970          15,704
    Long-term debt due in one year                                     2,250           2,250
    Income taxes payable                                               1,345           3,231
                                                                   ---------       ---------
       Total current liabilities                                      82,069          78,792

Long-term debt                                                       244,575         258,225
Deferred income taxes and other long-term liabilities                 36,894          37,733
Shareholders' equity
    Preferred stock
       $.01 par value; 10,000 shares authorized                           --              --
    Common stock
       Class A, $.01 par value; 100,000 shares
          authorized, 11,698 issued and outstanding                      117             117
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding                          10              10
    Capital in excess of par value                                    39,835          39,835
    Retained earnings                                                 60,082          64,040
                                                                   ---------       ---------
       Total shareholders' equity                                    100,044         104,002
                                                                   ---------       ---------
                                                                   $ 463,582       $ 478,752
                                                                   =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)


                                                       13 Weeks Ended
                                                 --------------------------
                                                   Nov. 28,      Nov. 27,
                                                    1997            1998
                                                 -----------    -----------

Net sales                                         $ 268,789       $223,519

Operating costs and expenses
    Cost of goods sold                              225,293        186,035
    Depreciation                                     10,003         10,534
    Selling and administrative expenses              11,684         10,829
                                                  ---------       --------

       Operating income                              21,809         16,121

Interest expense                                      5,670          5,654
Discount and expenses on sale of receivables          2,151          1,703
Other (income) expense, net                            (375)           263
                                                  ---------       --------

     Income before income taxes                      14,363          8,501

Provision for income taxes                            5,745          3,275
                                                  ---------       --------

       Net income                                 $   8,618       $  5,226
                                                  =========       ========

Per share data:
       Net income-basic                           $     .65       $    .41
                                                  =========       ========
       Net income-diluted                         $     .64       $    .40
                                                  =========       ========
       Dividends declared                         $     .10       $    .10
                                                  =========       ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                         13 Weeks Ended
                                                                     -----------------------
                                                                     Nov. 28,       Nov. 27,
                                                                       1997           1998
                                                                     --------       --------
Operating activities
    Net income                                                       $  8,618       $  5,226
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                10,101         10,704
          Provision for (benefit of) deferred income taxes               (318)           843
          Gain on sale of equipment                                       (95)           (11)
          Changes in operating assets and liabilities                 (12,600)        (2,909)
                                                                     --------       --------

            Net cash provided by operating activities                   5,706         13,853


Investing activities
    Purchases of property, plant and equipment                        (19,007)       (14,836)
    Proceeds from sale of property, plant and equipment                    95             16
                                                                     --------       --------

            Net cash used in investing activities                     (18,912)       (14,820)

Financing activities
    Net borrowings on revolving line of credit                          7,660         13,650
    Sale of accounts receivable, net                                    7,000        (14,000)
    Dividends paid                                                     (1,327)        (1,268)
                                                                     --------       --------

            Net cash provided by (used in) financing activities        13,333         (1,618)

Increase (decrease) in cash                                               127         (2,585)


Cash at beginning of period                                             8,517          9,259
                                                                     --------       --------

            Cash at end of period                                    $  8,644       $  6,674
                                                                     ========       ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                November 27, 1998



         1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the "Company"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The August 28, 1998 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 28, 1998 Audited Consolidated Financial Statements.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen weeks ended November 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 1999.

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (FAS
130), which requires the reporting and display of net income plus other comprehensive income items such as unrealized gains and losses on securities or foreign currency translation adjustments. The adoption of FAS 130 did not have a material impact on the presentation of the Company's condensed consolidated financial statements, as the Company does not have any significant other comprehensive income to report.


         2. Inventories: Components of inventories are as follows (amounts in thousands):


                                                          Aug 28,       Nov. 27,
                                                           1998           1998
                                                         --------      --------

         Finished goods                                  $ 28,744      $ 39,291
         Work in process                                   49,434        58,448
         Raw materials                                     23,279        22,913
         Dyes and chemicals                                 6,084         6,200
                                                         --------      --------
         Inventories at FIFO                              107,541       126,852

         Less allowance to reduce carrying value to
              LIFO basis                                       --            --
                                                         --------      --------
                                                          107,541       126,852
         Supplies at average cost                           7,143         7,033
                                                         --------      --------

                                                         $114,684      $133,885
                                                         ========      ========

                              AVONDALE INCORPORATED
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON.)
                                   (UNAUDITED)
                                November 27, 1998


         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at November 27, 1998 and the related impact on the statement of income for the thirteen weeks then ended has been determined using estimated quantities and costs as of the fiscal 1999 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.


         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

                                                           Thirteen Weeks Ended
                                                           --------------------
                                                           Nov. 28,   Nov. 27,
                                                            1997        1998
                                                           -------    --------

         Weighted average shares outstanding - basic        13,269      12,677
         Effect of employee stock options                      180         279
                                                            ------      ------
         Weighted average shares outstanding - diluted      13,449      12,956
                                                            ======      ======





         4. Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management's estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on its future results of operations or financial condition.

         For discussion of certain legal proceedings to which the Company is a party, see Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1998 and Part II - Other Information,
Item I "Legal Proceedings" in this Quarterly Report on Form 10-Q. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation other than as referenced above, that management, in consultation with legal counsel, believes, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 27, 1998 Compared to Thirteen Weeks Ended November 28, 1997

         NET SALES. Net sales decreased 16.8% to $223.5 million for the thirteen weeks ended November 27, 1998 from $268.8 million for the thirteen weeks ended November 28, 1997.

         Apparel fabric sales decreased 10.0% to $161.4 million for the thirteen weeks ended November 27, 1998 from $179.3 million for the thirteen weeks ended November 28, 1997. This decrease in sales reflected a 7.7% decrease in yards sold and a 2.5% decline in average selling prices. The decline in yards sold and average selling prices resulted from softening market conditions for certain denim and workwear fabrics caused by excess inventories of fabrics and garments within the industry, as well as increased production capacity of domestic and international suppliers.

         Greige and specialty fabric sales decreased 21.4% to $13.4 million for the thirteen weeks ended November 27, 1998 from $17.1 million for the thirteen weeks ended November 28, 1997. This decrease reflected a 16.2% decrease in units sold and a 6.3% decrease in average selling prices for those units. The decrease in units sold and average selling prices was primarily the result of softening demand for greige and specialty fabrics in the apparel, tent and marine products industries. Utilization of greige fabric capacity was maintained, however, as greige fabrics were produced for consumption within the Company's apparel fabric operation, reducing the amount of greige fabric purchases from outside suppliers.

         Yarn sales decreased 32.7% to $48.7 million for the thirteen weeks ended November 27, 1998 from $72.4 million for the thirteen weeks ended November 28, 1997. This decrease reflected a 27.5% decrease in pounds sold and a 7.1% decrease in average selling prices for those pounds. The decrease in pounds sold was primarily the result of the Company's decision to significantly increase the consumption of internally produced yarn within the Company's weaving facilities, thereby reducing dependence on outside yarn sourcing. Market demand and pricing for sales yarns also remained very competitive, reflecting continued excess production capacity within the industry and increased imports of yarn and knitted apparel from Asia.

         COST OF GOODS SOLD. Cost of goods sold decreased 17.4% to $186.0 million for the thirteen weeks ended November 27, 1998 from $225.3 million for the thirteen weeks ended November 28, 1997. Cost of goods sold as a percentage of net sales decreased to 83.2% for the thirteen weeks ended November 27, 1998 from 83.8% for the thirteen weeks ended November 28, 1997, primarily due to improved capacity utilization, unit cost reductions achieved by capital expenditure projects and lower raw material costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased 7.3% to $10.8 million for the thirteen weeks ended November 27, 1998 from $11.7 million for the thirteen weeks ended November 28, 1997. Selling and administrative expenses as a percentage of net sales increased to 4.8% for the thirteen weeks ended November 27, 1998 from 4.4% for the thirteen weeks ended November 28, 1997, reflecting the impact of lower sales.

         INTEREST EXPENSE, NET. Interest expense, net remained constant at $5.7 million for the thirteen weeks ended November 27, 1998 and November 28, 1997.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.7 million for the thirteen weeks ended November 27, 1998 compared to $2.2 million for the thirteen weeks ended November 28, 1997. This decrease was primarily attributable to the payment of bank fees relating to the amendment of the receivables securitization facility in the prior year.

PROVISION FOR INCOME TAXES. Provision for income taxes decreased to $3.3 million for the thirteen weeks ended November 27, 1998 from $5.7 million for the thirteen weeks ended November 28, 1997. The Company's effective tax rate was 38.5% for the thirteen weeks ended November 27, 1998 compared to 40.0% for the thirteen weeks ended November 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $13.9 million for the thirteen weeks ended November 27, 1998. Principal working capital changes included a $20.7 million decrease in Accounts Receivable, a $19.2 million increase in Inventories, and a $5.2 million decrease in Accounts Payable and Accrued Expenses. Investing activities were predominantly equipment purchases and plant improvements of $14.8 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $13.7 million net advance under the revolving line of credit, payment of $1.3 million in dividends on outstanding common stock, and payment of $14.0 million due to the decrease in Accounts Receivable sold under the securitization facility.

         At November 27, 1998, the Company had borrowings of $125.0 million outstanding under its revolving line of credit and $75.0 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $14.8 million for the thirteen weeks ended November 27, 1998, were primarily used to fund the expansion and modernization of a weaving facility in South Carolina and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 1999 will be approximately $35.0 million, and that such amounts will be used primarily to improve fabric finishing facilities.

         Management believes that cash generated from operations, together with borrowings available under its revolving line of credit and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):



                                                                  13 Weeks Ended
                                                             -------------------------
                                                             Nov. 28,         Nov. 27,
                                                               1997             1998
                                                             --------         -------
         Net income                                          $  8,618         $ 5,226
         Interest expense                                       5,670           5,654
         Discount and expenses on sale of receivables           2,151           1,703
         Provision for income taxes                             5,745           3,275
         Depreciation and amortization                         10,101          10,704
         Net change in allowance to reduce carrying
              Value of inventory to LIFO basis                   (150)             --
                                                             --------         -------

         EBITDA                                              $ 32,135         $26,562
                                                             ========         =======



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For discussion of certain market risks related to the Company see Part I,
Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for fiscal year ended August 28, 1998.

                              AVONDALE INCORPORATED



  PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  On March 3, 1993, a case was filed in the Circuit Court of Jefferson County, Alabama by Joe and Darnell Sullivan and Tommy and Stella Fay Gould and other parties against the Alabama Power Company, Russell Corporation, the Company and certain other parties. The complaint alleges that the Company and such other parties negligently or willfully discharged industrial wastewater containing hazardous materials, which allegedly damaged the plaintiffs' real properties and caused mental anguish to the plaintiffs. The complaint seeks an award of compensatory and punitive damages. After two years and eleven months of litigation, the plaintiffs amended their complaint to include class action claims and treatment. Although the Trial Court granted class certification, the Supreme Court of Alabama reversed the class certification order, and the case proceeded as to the individual claims of the five plaintiffs.

                  On November 17, 1998, the court handed down a verdict of $155,200 in compensatory damages and $52,398,000 in punitive damages against the Alabama Power Company, Russell Corporation and the Company, on a joint and several basis, in favor of the plaintiffs. The Company believes that there are numerous grounds on which the verdict can be appealed and that the verdict was not supported by the evidence. An appeal of the verdict is planned, and the Company intends to pursue such appeal vigorously.

                  Although the Company believes that it should be successful in its appeal of the verdict, there can be no assurance regarding the outcome of the appeal. If the Company is not successful in its appeal of the verdict, the Company anticipates that its share of the liability incurred in connection with the verdict could have a material adverse effect on its results of operations for the fiscal quarter and year in which the liability is incurred; however, it does not believe the outcome of this matter will have a material adverse effect on its financial condition.


Item 2.           Changes in Securities and Use of Proceeds

                  None


Item 3.           Defaults upon Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The Company held its Annual Meeting of Shareholders on November 19, 1998.

                  (b) Eight directors were elected at the Annual Meeting to serve until the Annual Meeting of Shareholders in 1999. The names of these Directors are as follows:
                           G. Stephen Felker
                           Jack R. Altherr, Jr.
                           Dale J. Boden
                           Robert B. Calhoun
                           Kenneth H. Callaway
                           Harry C. Howard
                           C. Linden Longino, Jr.
                           John P. Stevens

                  (c) The Company had outstanding shares of Class A Common Stock and Class B Common Stock having an aggregate of 31,276,964 votes entitled to be cast at the Annual Meeting. Of such aggregate outstanding votes, 91,783 votes were not present at the Annual Meeting in person or by proxy. The remaining outstanding 31,185,181 votes were present at the Annual Meeting in person or by proxy and voted for the 8 directors that were elected at the Annual Meeting. There were no abstentions or broker non-votes and no votes were withheld.

Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27.      Financial Data Schedule (for SEC use only).

                  (b)      Reports on Form 8-K

                           1. On October 20, 1998, the Company filed a current report on Form 8-K regarding its press release announcing sales and earnings for the fiscal year ended August 28, 1998.

                           2. On November 18, 1998, the Company filed a current report on Form 8-K regarding its press release announcing a legal verdict against the Company and plans to vigorously appeal such verdict.

                                    SIGNATURE





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       AVONDALE INCORPORATED



                                  By:  /S/  JACK R. ALTHERR, JR.
                                       -----------------------------------------
                                       Jack R. Altherr, Jr.
                                       Vice Chairman and Chief Financial Officer







Date:      January 8, 1999
          ----------------