Form 10-Q
period 1999-02-26
AVONDALE INC
filed 1999-04-09
CIK 911634

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE PERIOD ENDED FEBRUARY 26, 1999
                     -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                   TO
                               -----------------    ------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Description                 As Of               Shares Outstanding
   --------------------        -------------           ------------------
   Class A Common Stock        April 9, 1999           11,698,184  Shares
   Class B Common Stock        April 9, 1999              978,939  Shares


===============================================================================

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART  I  -  FINANCIAL INFORMATION  (UNAUDITED)

        Item 1:     Financial Statements
                    Condensed Consolidated Balance Sheets at February 26, 1999 and August 28, 1998........           1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    February 26, 1999 and February 27, 1998...............................................           2

                    Condensed Consolidated Statements of Income for the Twenty-Six Weeks Ended
                    February 26, 1999 and February 27, 1998...............................................           3

                    Condensed Consolidated Statements of Cash Flows for the  Twenty-Six Weeks Ended
                    February 26, 1999 and February 27, 1998...............................................           4

                    Notes to Condensed Consolidated Financial Statements..................................           5

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................           7

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................          10

PART  II  -  OTHER INFORMATION


        Item 1:     Legal Proceedings ....................................................................          11

        Item 2:     Changes in Securities and Use of Proceeds.............................................          11

        Item 3:     Defaults upon Senior Securities.......................................................          11

        Item 4:     Submission of Matters to a Vote of Security Holders...................................          11

        Item 5:     Other Information.....................................................................          11

        Item 6:     Exhibits and Reports on Form 8-K......................................................          11

        Signature   ......................................................................................          12

PART I  -  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      AUG. 28,          FEB. 26,
                                                                        1998              1999
                                                                     ---------         ---------
                                    ASSETS
Current assets
    Cash                                                             $   9,259         $   5,424
    Accounts receivable, less allowance for doubtful accounts
       of $2,533 in fiscal 1998 and $2,642 in fiscal 1999
                                                                        62,497            53,212
    Inventories
                                                                       114,684           138,588
    Prepaid expenses
                                                                           742             1,959
                                                                     ---------         ---------
       Total current assets
                                                                       187,182           199,183


Property, plant and equipment
    Land
                                                                         8,510             8,510
    Buildings
                                                                        82,366            83,372
    Machinery and equipment
                                                                       430,629           455,091
                                                                     ---------         ---------

                                                                       521,505           546,973
    Less accumulated depreciation                                     (267,791)         (288,062)
                                                                     ---------         ---------

                                                                       253,714           258,911
Other assets
                                                                        22,686            21,846
                                                                     ---------         ---------

                                                                     $ 463,582         $ 479,940
                                                                     =========         =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                 $  34,839         $  32,119
    Accrued compensation, benefits and related expenses
                                                                        24,665            17,740
    Other accrued expenses
                                                                        18,970            19,497
    Long-term debt due in one year
                                                                         2,250             2,250
    Income taxes payable
                                                                         1,345                --
                                                                     ---------         ---------
       Total current liabilities
                                                                        82,069            71,606

Long-term debt
                                                                       244,575           267,500
Deferred income taxes and other long-term liabilities
                                                                        36,894            38,420
Shareholders' equity
    Preferred stock
       $.01 par value; 10,000 shares authorized                             --                --
    Common stock
       Class A, $.01 par value; 100,000 shares
          authorized, 11,698 issued and outstanding
                                                                           117               117
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding
                                                                            10                10
    Capital in excess of par value
                                                                        39,835            39,835
    Retained earnings
                                                                        60,082            62,452
                                                                     ---------         ---------
       Total shareholders' equity
                                                                       100,044           102,414
                                                                     ---------         ---------

                                                                     $ 463,582         $ 479,940
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

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THIRTEEN WEEKS ENDED
                                                    ---------------------------
                                                     FEB. 27,         FEB. 26,
                                                       1998             1999
                                                    ---------         ---------
Net sales                                           $ 250,277         $ 206,509

Operating costs and expenses
    Cost of goods sold
                                                      210,798           180,049
    Depreciation
                                                        9,660            10,352
    Selling and administrative expenses                11,450
                                                                          9,313
                                                    ---------         ---------

       Operating income                                18,369             6,795

Interest expense                                        5,701             5,795
Discount and expenses on sale of receivables            1,695             1,419
Other expense, net                                        191                16
                                                    ---------         ---------

     Income (loss) before income taxes                 10,782              (435)

Provision for (benefit of) income taxes
                                                        4,315              (115)
                                                    ---------         ---------

       Net income (loss)                            $   6,467         $    (320)
                                                    =========         =========

Per share data:
       Net income (loss) - basic                    $     .49         $    (.03)
                                                    =========         =========

       Net income (loss) - diluted                  $     .48         $    (.02)
                                                    =========         =========

       Dividends declared                           $     .10         $     .10
                                                    =========         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     TWENTY-SIX WEEKS ENDED
                                                    ------------------------
                                                    FEB. 27,        FEB. 26,
                                                      1998            1999
                                                    --------        --------
Net sales                                           $519,066        $430,028

Operating costs and expenses
    Cost of goods sold                               436,091         366,084
    Depreciation                                      19,663          20,886
    Selling and administrative expenses               22,727          20,142
                                                    --------        --------

       Operating income                               40,585          22,916

Interest expense                                      11,371          11,449
Discount and expenses on sale of receivables           3,846           3,122
Other expense, net                                       223             279
                                                    --------        --------

     Income before income taxes                       25,145           8,066

Provision for income taxes                            10,060           3,160
                                                    --------        --------

       Net income                                   $ 15,085        $  4,906
                                                    ========        ========

Per share data:
       Net income- basic                            $   1.14        $    .39
                                                    ========        ========

       Net income- diluted                          $   1.12        $    .38
                                                    ========        ========

       Dividends declared                           $    .20        $    .20
                                                    ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          TWENTY-SIX WEEKS ENDED
                                                                         -------------------------
                                                                         FEB. 27,         FEB. 26,
                                                                           1998             1999
                                                                         --------         --------
Operating activities
    Net income                                                           $ 15,085         $  4,906
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                    19,858           21,076
          Provision for (benefit of) deferred income taxes                  2,519           (1,262)
          (Gain) loss on sale of equipment                                    (95)               5
          Changes in operating assets and liabilities                     (25,661)           2,137
                                                                         --------         --------

            Net cash provided by operating activities                      11,706           26,862

Investing activities
    Purchases of property, plant and equipment                            (30,813)         (26,988)
    Proceeds from sale of property, plant and equipment                       154              901
                                                                         --------         --------

            Net cash used in investing activities                         (30,659)         (26,087)

Financing activities
    Net borrowings on revolving line of credit and long term debt          15,625           22,925
    Increase (decrease) in accounts receivable sold                         3,000          (25,000)
    Dividends paid                                                         (2,654)          (2,535)
                                                                         --------         --------

            Net cash provided by (used in) financing activities            15,971           (4,610)

Decrease in cash                                                           (2,982)          (3,835)

Cash at beginning of period                                                 8,517            9,259
                                                                         --------         --------

            Cash at end of period                                        $  5,535         $  5,424
                                                                         ========         ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                FEBRUARY 26, 1999



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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the twenty-six weeks ended February 26, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 1999.

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


         2. Inventories: Components of inventories are as follows (amounts in thousands):


                                                            AUG. 28,        FEB. 26,
                                                              1998            1999
                                                            --------        --------
          Finished goods                                    $ 28,744        $ 44,412
          Work in process                                     49,434          56,794
          Raw materials                                       23,279          24,239
          Dyes and chemicals                                   6,084           5,954
                                                            --------        --------
          Inventories at FIFO                                107,541         131,399

          Less allowance to reduce carrying value to
               LIFO basis                                         --              --
                                                            --------        --------

                                                             107,541         131,399
          Supplies at average cost                             7,143           7,189
                                                            --------        --------

                                                            $114,684        $138,588
                                                            ========        ========

                              AVONDALE INCORPORATED
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                FEBRUARY 26, 1999


         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at February 26, 1999 and the related impact on the statement of income for the twenty-six weeks then ended has been determined using estimated quantities and costs as of the fiscal 1999 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.


         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

                                                       Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                                      ----------------------      ----------------------
                                                      Feb. 27,      Feb. 26,      Feb. 27,      Feb. 26,
                                                        1998          1999          1998          1999
                                                      --------      --------      --------      --------
          Weighted average shares outstanding -
              Basic                                    13,269        12,677        13,269        12,677
          Effect of employee stock options                180           279           180           279
                                                       ------        ------        ------        ------

          Weighted average shares outstanding -
              diluted                                  13,449        12,956        13,449        12,956
                                                       ======        ======        ======        ======



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

         For discussion of certain legal proceedings in a case filed in the Circuit Court of Jefferson County, Alabama against the Alabama Power Company, Russell Corporation, the Company and certain other parties, see Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1998 and Part II - Other Information, Item 1 "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the period ended November 27, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 26, 1999 Compared to Thirteen Weeks Ended February 27, 1998

         NET SALES. Net sales decreased 17.5% to $206.5 million for the thirteen weeks ended February 26, 1999 from $250.3 million for the thirteen weeks ended February 27, 1998.

         Apparel fabric sales decreased 8.3% to $147.6 million for the thirteen weeks ended February 26, 1999 from $160.9 million for the thirteen weeks ended February 27, 1998. This decrease in sales was the result of a 2.6% decrease in yards sold and a 5.9% decline in average selling prices. The decline in yards sold and average selling prices reflected continued weakness in demand for basic indigo denim fabrics and excess denim production capacity worldwide due to soft international consumer demand. Workwear fabrics also experienced some softness in demand due to the generally mild winter in many parts of the country. These declines were partially offset by strong fashion demand for khaki and other pant-weight cotton fabrics.

         Greige and specialty fabric sales decreased 10.6% to $15.8 million for the thirteen weeks ended February 26, 1999 from $17.7 million for the thirteen weeks ended February 27, 1998. This decrease reflected a 2.8% decrease in units sold and an 8.0% decrease in average selling prices for those units. The decrease in units sold and average selling prices was primarily the result of softening demand for greige and specialty fabrics in the apparel, tent and marine products industries.

         Yarn sales decreased 39.8% to $43.2 million for the thirteen weeks ended February 26, 1999 from $71.7 million for the thirteen weeks ended February 27, 1998. This decrease reflected a 27.9% decrease in pounds sold and a 16.4% decrease in average selling prices. The decrease in pounds sold was partly the result of the Company's decision to significantly increase the consumption of internally produced yarn within the Company's weaving facilities, thereby reducing dependence on outside yarn sourcing. Market demand and pricing for sales yarns also remained very competitive, reflecting continued excess production capacity within the industry and increased imports of yarn and knitted apparel from Asia.

         COST OF GOODS SOLD. Cost of goods sold decreased 14.6% to $180.0 million for the thirteen weeks ended February 26, 1999 from $210.8 million for the thirteen weeks ended February 27, 1998. Cost of goods sold as a percentage of net sales increased to 87.2% for the thirteen weeks ended February 26, 1999 from 84.2% for the thirteen weeks ended February 27, 1998. While raw material costs were generally lower during this period, payments received by the Company from the U.S. Department of Agriculture under a program to ensure competitively-priced U.S. cotton ceased, as funding for the program was exhausted. This may result in net higher raw material costs over the balance of the fiscal year. The Company has continued efforts to reduce unit costs through strategic capital expenditure projects. However, reduced capacity utilization and a corresponding reduction in absorption of fixed manufacturing costs resulted in increased unit costs during the thirteen weeks ended February 26, 1999.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased 18.7% to $9.3 million for the thirteen weeks ended
February 26, 1999 from $11.5 million for the thirteen weeks ended February 27, 1998. This decrease reflects continued expense reduction efforts, and reduced charges for certain associate benefits and performance based incentives corresponding with the reduced results of operations of the Company for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.5% for the thirteen weeks ended February 26, 1999 from 4.6% for the thirteen weeks ended February 27, 1998.

         INTEREST EXPENSE, NET. Interest expense, net increased 1.6% to $5.8 million for the thirteen weeks ended February 26, 1999 from $5.7 million for the thirteen weeks ended February 27, 1998. This increase reflected slightly higher average outstanding borrowings during the thirteen weeks ended February 26, 1999.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.4 million for the thirteen weeks ended February 26, 1999 compared to $1.7 million for the thirteen weeks ended February 27, 1998. This decrease was primarily attributable to a net decrease in the amount of receivables sold under the facility.

         PROVISION FOR INCOME TAXES. The Company recorded a benefit from income taxes of $0.1 million for the thirteen weeks ended February 26, 1999 compared to a provision for income taxes of $4.3 million for the thirteen weeks ended February 27, 1998, reflecting the loss before taxes for the quarter.

Twenty-Six Weeks Ended February 26, 1999 Compared to Twenty-Six Weeks Ended February 27, 1998

         NET SALES. Net sales decreased 17.2% to $430.0 million for the twenty-six weeks ended February 26, 1999 from $519.1 million for the twenty-six weeks ended February 27, 1998.

         Apparel fabric sales decreased 9.2% to $308.9 million for the twenty-six weeks ended February 26, 1999 from $340.2 million for the twenty-six weeks ended February 27, 1998. This decrease in sales was the result of a 5.3% decrease in yards sold and a 4.1% decline in average selling prices. The decline in yards sold and average selling prices reflected continued weakness in demand for basic indigo denim fabrics and excess denim production capacity worldwide due to soft international consumer demand. Workwear fabrics also experienced some softness in demand due to the generally mild winter in many parts of the country. These declines were partially offset by strong fashion demand for khaki and other pant-weight cotton fabrics.

         Greige and specialty fabric sales decreased 15.9% to $29.2 million for the twenty-six weeks ended February 26, 1999 from $34.7 million for the twenty-six weeks ended February 27, 1998. This decrease reflected a 9.4% decrease in units sold and a 7.2% decrease in average selling prices for those units. The decrease in units sold and average selling prices was primarily the result of softening demand for greige and specialty fabrics in the apparel, tent and marine products industries.

         Yarn sales decreased 36.2% to $91.9 million for the twenty-six weeks ended February 26, 1999 from $144.1 million for the twenty-six weeks ended February 27, 1998. This decrease reflected a 27.7% decrease in pounds sold and a 11.8% decrease in average selling prices. The decrease in pounds sold was partly the result of the Company's decision to significantly increase the consumption of internally produced yarn within the Company's weaving facilities, thereby reducing dependence on outside yarn sourcing. Market demand and pricing for sales yarns also remained very competitive, reflecting continued excess production capacity within the industry and increased imports of yarn and knitted apparel from Asia.

         COST OF GOODS SOLD. Cost of goods sold decreased 16.1% to $366.1 million for the twenty-six weeks ended February 26, 1999 from $436.1 million for the twenty-six weeks ended February 27, 1998. Cost of goods sold as a percentage of net sales increased to 85.1% for the twenty-six weeks ended February 26, 1999 from 84.0% for the twenty-six weeks ended February 27, 1998, primarily due to the impact of lower average selling prices, partially offset by lower raw material costs. While raw material costs were generally lower during this period, payments received by the Company from the U.S. Department of Agriculture under a program to ensure competitively-priced U.S. cotton ceased, as funding for the program was exhausted. This may result in net higher raw material costs over the balance of the fiscal year. The Company has continued efforts to reduce unit costs through strategic capital expenditure projects. However, reduced capacity utilization and a corresponding reduction in absorption of fixed manufacturing costs resulted in increased unit costs during the twenty-six weeks ended February 26, 1999.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased 11.4% to $20.1 million for the twenty-six weeks ended February 26, 1999 from $22.7 million for the twenty-six weeks ended February 27, 1998. This decrease reflects continued expense reduction efforts, and reduced charges for certain associate benefits and performance based incentives corresponding with the reduced results of operations of the Company during the period. Selling and administrative expenses as a percentage of net sales increased to 4.7% for the twenty-six weeks ended February 26, 1999 from 4.4% for the twenty-six weeks ended February 27, 1998, reflecting the impact of lower sales.

         INTEREST EXPENSE, NET. Interest expense, net remained constant at $11.4 million for the twenty-six weeks ended February 26, 1999 and February 27, 1998.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $3.1 million for the twenty-six weeks ended February 26, 1999 compared to $3.8 million for the twenty-six weeks ended February 27, 1998. This decrease was primarily attributable to a net decrease in the amount of receivables sold under the facility.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased to $3.2 million for the twenty-six weeks ended February 26, 1999 from $10.1 million for the twenty-six weeks ended February 27, 1998. The Company's effective tax rate was 39.2% for the twenty-six weeks ended February 26, 1999 compared to 40.0% for the twenty-six weeks ended February 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $26.9 million for the twenty-six weeks ended February 26, 1999. Principal working capital changes included a $34.3 million decrease in Accounts Receivable, a $23.9 million increase in Inventories, and a $9.1 million decrease in Accounts Payable and Accrued Expenses. Investing activities were predominantly equipment purchases and plant improvements of $27.0 million made in connection with the on-going modernization of the Company's manufacturing facilities. Financing activities included a $23.9 million net advance under the revolving line of credit, payment of $2.5 million in dividends on outstanding common stock, and a $25.0 million decrease in Accounts Receivable sold under the securitization facility.

         At February 26, 1999, the Company had borrowings of $135.3 million outstanding under its revolving line of credit and $64.7 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $27.0 million for the twenty-six weeks ended February 26, 1999, were used to fund the expansion and modernization of weaving and finishing facilities in South Carolina and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 1999 will be approximately $20.0 million, and that such amounts will be used primarily to improve fabric finishing facilities.

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

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):



                                                               TWENTY-SIX WEEKS ENDED
                                                              -------------------------
                                                              FEB. 27,         FEB. 26,
                                                                1998             1999
                                                              --------         --------
          Net income                                          $ 15,085         $ 4,906
          Interest expense                                      11,371          11,449
          Discount and expenses on sale of receivables           3,846           3,122
          Provision for income taxes                            10,060           3,160
          Depreciation and amortization                         19,858          21,076
          Net change in allowance to reduce carrying
               value of inventory to LIFO basis                   (300)             --
                                                              --------         -------

          EBITDA                                              $ 59,920         $43,713
                                                              ========         =======



         EBITDA as calculated by the Company is not necessarily comparable with similarly-titled measures presented by other companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For discussion of certain market risks related to the Company see Part I, Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for fiscal year ended August 28, 1998.

                              AVONDALE INCORPORATED



PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  For discussion of certain legal proceedings related to the Company see Part II - Other Information, Item 1 "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the period ended November 27, 1998.

Item 2.           Changes in Securities and Use of Proceeds

                  None


Item 3.           Defaults upon Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27 Financial Data Schedule - Twenty-Six weeks ended February 26, 1999. (for SEC use only)

                  (b)      Reports on Form 8-K

                           None

                                    SIGNATURE





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            AVONDALE INCORPORATED



                                            By:  /s/  JACK R. ALTHERR, JR.
                                                 ------------------------------
                                                 Jack R. Altherr, Jr.
                                                 Vice Chairman and Chief
                                                 Financial Officer







Date:  April 9, 1999
       -------------