Form 10-Q
period 1999-05-28
AVONDALE INC
filed 1999-07-09
CIK 911634

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MAY 28, 1999


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Description                    As Of             Shares Outstanding
--------------------            ------------          -------------------
Class A Common Stock            July 2, 1999          11,698,184  Shares
Class B Common Stock            July 2, 1999             978,939  Shares


===============================================================================

                                    FORM 10-Q
                                    ---------

                                TABLE OF CONTENTS
                                -----------------


PART  I  -  FINANCIAL INFORMATION  (UNAUDITED)

        Item 1:     Financial Statements

                    Condensed Consolidated Balance Sheets at May 28, 1999 and August 28, 1998.............        1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    May 28, 1999 and May 29, 1998.........................................................        2

                    Condensed Consolidated Statements of Income for the Thirty-nine Weeks Ended
                    May 28, 1999 and May 29, 1998........................................................         3

                    Condensed Consolidated Statements of Cash Flows for the  Thirty-nine Weeks Ended
                    May 28, 1999 and May 29, 1998........................................................         4

                    Notes to Condensed Consolidated Financial Statements..................................        5

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................        7

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................       10

PART  II  -  OTHER INFORMATION


        Item 1:     Legal Proceedings ....................................................................       11

        Item 2:     Changes in Securities and Use of Proceeds.............................................       11

        Item 3:     Defaults upon Senior Securities.......................................................       11

        Item 4:     Submission of Matters to a Vote of Security Holders...................................       11

        Item 5:     Other Information.....................................................................       11

        Item 6:     Exhibits and Reports on Form 8-K......................................................       11

        Signature   ......................................................................................       12

PART I  -  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 AUG. 28,         MAY 28,
                                                                                    1998            1999
                                                                                 ---------       ---------
                                                      ASSETS
Current assets
    Cash                                                                         $   9,259       $   8,002
    Accounts receivable, less allowance for doubtful accounts
       of $2,533 in fiscal 1998 and $2,856 in fiscal 1999                           62,497          40,807
    Inventories                                                                    114,684         132,460
    Prepaid expenses                                                                   742           1,531
                                                                                 ---------       ---------
       Total current assets                                                        187,182         182,800


Property, plant and equipment
    Land                                                                             8,510           8,510
    Buildings                                                                       82,366          84,225
    Machinery and equipment                                                        430,629         467,383
                                                                                 ---------       ---------
                                                                                   521,505         560,118
    Less accumulated depreciation                                                 (267,791)       (299,047)
                                                                                 ---------       ---------
                                                                                   253,714         261,071
Other assets                                                                        22,686          18,809
                                                                                 ---------       ---------

                                                                                 $ 463,582       $ 462,680
                                                                                 =========       =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                             $  34,839       $  32,897
    Accrued compensation, benefits and related expenses                             24,665          21,371
    Other accrued expenses                                                          18,970          15,099
    Long-term debt due in one year                                                   2,250           3,250
    Income taxes payable                                                             1,345             443
                                                                                 ---------       ---------
       Total current liabilities                                                    82,069          73,060

Long-term debt                                                                     244,575         247,700
Deferred income taxes and other long-term liabilities                               36,894          39,114
Shareholders' equity
    Preferred stock
       $.01 par value; 10,000 shares authorized                                         --              --
    Common stock
       Class A, $.01 par value; 100,000 shares
          authorized, 11,698 issued and outstanding                                    117             117
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding                                        10              10
    Capital in excess of par value                                                  39,835          39,835
    Retained earnings                                                               60,082          62,844
                                                                                 ---------       ---------
       Total shareholders' equity                                                  100,044         102,806
                                                                                 ---------       ---------

                                                                                 $ 463,582       $ 462,680
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

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                   THIRTEEN WEEKS ENDED
                                                                                 -------------------------
                                                                                  MAY 29,        MAY 28,
                                                                                   1998            1999
                                                                                 ---------       ---------

Net sales                                                                        $ 271,286       $ 221,601

Operating costs and expenses
    Cost of goods sold                                                             225,649         192,015
    Depreciation                                                                     9,848          10,971
    Selling and administrative expenses                                             13,047           8,619

    Facility restructuring                                                           2,699              --
                                                                                 ---------       ---------

       Operating income                                                             20,043           9,996

Interest expense                                                                     6,111           6,061
Discount and expenses on sale of receivables                                         1,688           1,177
Other expense, net                                                                     (10)            179
                                                                                 ---------       ---------

     Income before income taxes                                                     12,254           2,579

Provision for income taxes                                                           4,420             920
                                                                                 ---------       ---------

       Net income                                                                $   7,834       $   1,659
                                                                                 =========       =========

Per share data:
       Net income - basic                                                        $     .60       $     .13
                                                                                 =========       =========

       Net income -  diluted                                                     $     .59       $     .13
                                                                                 =========       =========

       Dividends declared                                                        $     .10       $     .10
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

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  THIRTY-NINE WEEKS ENDED
                                                                                 -------------------------
                                                                                  MAY 29,         MAY 28,
                                                                                    1998            1999
                                                                                 ---------       ---------

Net sales                                                                        $ 790,352       $ 651,629

Operating costs and expenses
    Cost of goods sold                                                             661,740         558,100
    Depreciation                                                                    29,511          31,857
    Selling and administrative expenses                                             35,774          28,761
    Facility restructuring                                                           2,699              --
                                                                                 ---------       ---------

       Operating income                                                             60,628          32,911

Interest expense
                                                                                    17,482          17,510
Discount and expenses on sale of receivables                                         5,534           4,299
Other expense, net                                                                     213             457
                                                                                 ---------       ---------

     Income before income taxes                                                     37,399          10,645

Provision for income taxes                                                          14,480           4,080
                                                                                 ---------       ---------

       Net income                                                                $  22,919       $   6,565
                                                                                 =========       =========


Per share data:
       Net income - basic                                                        $    1.73       $     .52
                                                                                 =========       =========

       Net income - diluted                                                      $    1.71       $     .51
                                                                                 =========       =========

       Dividends declared                                                        $     .30       $     .30
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

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  THIRTY-NINE WEEKS ENDED
                                                                                 -------------------------
                                                                                  MAY 29,         MAY 28,
                                                                                   1998            1999
                                                                                 ---------       ---------
Operating activities
    Net income                                                                   $  22,919       $   6,565
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                             29,805          32,129
          Facility restructuring                                                     2,699              --
          Provision for (benefit of) deferred income taxes                           1,530          (1,396)
          Loss on sale of equipment                                                    305             777
          Changes in operating assets and liabilities                              (25,620)         16,728
                                                                                 ---------       ---------

            Net cash provided by operating activities                               31,638          54,803

Investing activities
    Purchases of property, plant and equipment                                     (47,152)        (40,580)
    Proceeds from sale of property, plant and equipment                                 43           1,198
                                                                                 ---------       ---------

            Net cash used in investing activities                                  (47,109)        (39,382)

Financing activities
    Net borrowings on revolving line of credit and long term debt                   20,450           4,125
    Increase (decrease) in accounts receivable sold                                  9,000         (17,000)
    Purchase and retirement of treasury stock                                      (15,380)             --
    Dividends paid                                                                  (3,981)         (3,803)
                                                                                 ---------       ---------

            Net cash provided by (used in) financing activities                     10,089         (16,678)

Decrease in cash                                                                    (5,382)         (1,257)

Cash at beginning of period                                                          8,517           9,259
                                                                                 ---------       ---------

            Cash at end of period                                                $   3,135       $   8,002
                                                                                 =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 28, 1999



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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirty-nine weeks ended May 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 1999.

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (FAS
130), which requires the reporting and display of net income plus other comprehensive income items such as unrealized gains and losses on securities or foreign currency translation adjustments. The adoption of FAS 130 did not have a material impact on the presentation of the Company's condensed consolidated financial statements, as the Company does not have any material other comprehensive income to report.


         2. Inventories: Components of inventories are as follows (amounts in thousands):


                                                                                  AUG. 28,        MAY 28,
                                                                                    1998            1999
                                                                                 ---------       ---------

Finished goods                                                                   $  28,744       $  42,204
Work in process                                                                     49,434          50,815
Raw materials                                                                       23,279          27,084
Dyes and chemicals                                                                   6,084           5,690
                                                                                 ---------       ---------
Inventories at FIFO                                                                107,541         125,793

Less allowance to reduce carrying value to
     LIFO basis                                                                         --              --
                                                                                 ---------       ---------

                                                                                   107,541         125,793
Supplies at average cost                                                             7,143           6,667
                                                                                 ---------       ---------

                                                                                 $ 114,684       $ 132,460
                                                                                 =========       =========

                              AVONDALE INCORPORATED
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)
                                  MAY 28, 1999


         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at May 28, 1999 and the related impact on the statement of income for the thirty-nine weeks then ended has been determined using estimated quantities and costs as of the fiscal 1999 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.


         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):


                                                       Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                                       ---------------------  -----------------------
                                                        May 29,     May 28,     May 29,     May 28,
                                                         1998        1999        1998        1999
                                                        ------      ------      ------      ------
             Weighted average shares outstanding -
                 Basic                                  13,145      12,677      13,228      12,677
             Effect of employee stock options              224         279         194         279
                                                        ------      ------      ------      ------
             Weighted average shares outstanding -
                diluted                                 13,369      12,956      13,422      12,956
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 28, 1999  Compared to Thirteen Weeks Ended May 29, 1998

         NET SALES. Net sales decreased 18.3% to $221.6 million for the thirteen weeks ended May 28, 1999 from $271.3 million for the thirteen weeks ended May 29, 1998.

         Apparel fabric sales decreased 12.6% to $160.6 million for the thirteen weeks ended May 28, 1999 from $183.7 million for the thirteen weeks ended May 29, 1998. This decrease in sales was the result of a 6.6% decrease in yards sold and a 6.4% decline in average selling prices. The decline in yards sold and average selling prices reflected continued weakness in demand for basic indigo denim fabrics and excess denim production capacity worldwide due to soft international consumer demand. These declines were partially offset by strong fashion demand for khaki and other pant-weight cotton fabrics.

         Greige and specialty fabric sales decreased 19.5% to $14.6 million for the thirteen weeks ended May 28, 1999 from $18.1 million for the thirteen weeks ended May 29, 1998. This decrease reflected a 10.2% decrease in units sold and a 10.4% decrease in average selling prices for those units. The decrease in units sold and average selling prices was primarily the result of softening demand for greige and specialty fabrics in the apparel, tent and marine products industries.

         Yarn sales decreased 33.2% to $46.4 million for the thirteen weeks ended May 28, 1999 from $69.5 million for the thirteen weeks ended May 29, 1998. This decrease reflected a 24.3% decrease in pounds sold and a 11.8% decrease in average selling prices. The decrease in pounds sold was partly the result of the Company's decision to significantly increase the consumption of internally produced yarn within the Company's weaving facilities, thereby reducing dependence on outside yarn sourcing. Market demand and pricing for sales yarns also remained very competitive, reflecting continued excess production capacity within the industry and increased imports of yarn and knitted apparel from Asia.

         COST OF GOODS SOLD. Cost of goods sold decreased 14.9% to $192.0 million for the thirteen weeks ended May 28, 1999 from $225.6 million for the thirteen weeks ended May 29, 1998. Cost of goods sold as a percentage of net sales increased to 86.7% for the thirteen weeks ended May 28, 1999 from 83.2% for the thirteen weeks ended May 29, 1998. The Company has continued efforts to reduce unit costs through strategic capital expenditure projects. However, reduced capacity utilization and a corresponding reduction in absorption of fixed manufacturing costs resulted in increased unit costs during the thirteen weeks ended May 28, 1999.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased 33.9% to $8.6 million for the thirteen weeks ended May 28, 1999 from $13.0 million for the thirteen weeks ended May 29, 1998. This decrease reflects continued expense reduction efforts, and reduced charges for certain associate benefits and performance based incentives corresponding with the reduced results of operations of the Company for the period. Selling and administrative expenses as a percentage of net sales decreased to 3.9% for the thirteen weeks ended May 28, 1999 from 4.8% for the thirteen weeks ended May 29, 1998.

         INTEREST EXPENSE, NET. Interest expense, net remained constant at $6.1 million for the thirteen weeks ended May 28, 1999 and May 29, 1998.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.2 million for the thirteen weeks ended May 28, 1999 compared to $1.7 million for the thirteen weeks ended May 29, 1998. This decrease was primarily attributable to a net decrease in the amount of receivables sold under the facility.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased to $0.9 million for the thirteen weeks ended May 28, 1999 from $4.4 million for the thirteen weeks ended May 29, 1998. The Company's effective tax rate was 35.7% for the thirteen weeks ended May 28, 1999 compared to 36.1% for the thirteen weeks ended May 29, 1998.

Thirty-nine Weeks Ended May 28, 1999 Compared to Thirty-nine Weeks Ended May 29, 1998

         NET SALES. Net sales decreased 17.6% to $651.6 million for the thirty-nine weeks ended May 28, 1999 from $790.4 million for the thirty-nine weeks ended May 29, 1998.

              Apparel fabric sales decreased 10.4% to $469.6 million for the thirty-nine weeks ended May 28, 1999 from $524.0 million for the thirty-nine weeks ended May 29, 1998. This decrease in sales was the result of a 5.7% decrease in yards sold and a 5.0% decline in average selling prices. The decline in yards sold and average selling prices reflected continued weakness in demand for basic indigo denim fabrics and excess denim production capacity worldwide due to soft international consumer demand. Workwear fabrics also experienced some softness in demand due to the generally mild winter in many parts of the country. These declines were partially offset by strong fashion demand for khaki and other pant-weight cotton fabrics.

         Greige and specialty fabric sales decreased 17.2% to $43.8 million for the thirty-nine weeks ended May 28, 1999 from $52.8 million for the thirty-nine weeks ended May 29, 1998. This decrease reflected a 9.7% decrease in units sold and an 8.3% decrease in average selling prices for those units. The decrease in units sold and average selling prices was primarily the result of softening demand for greige and specialty fabrics in the apparel, tent and marine products industries.

         Yarn sales decreased 35.3% to $138.3 million for the thirty-nine weeks ended May 28, 1999 from $213.6 million for the thirty-nine weeks ended May 29, 1998. This decrease reflected a 26.6% decrease in pounds sold and an 11.8% decrease in average selling prices. The decrease in pounds sold was partly the result of the Company's decision to significantly increase the consumption of internally produced yarn within the Company's weaving facilities, thereby reducing dependence on outside yarn sourcing. Market demand and pricing for sales yarns also remained very competitive, reflecting continued excess production capacity within the industry and increased imports of yarn and knitted apparel from Asia.

         COST OF GOODS SOLD. Cost of goods sold decreased 15.7% to $558.1 million for the thirty-nine weeks ended May 28, 1999 from $661.7 million for the thirty-nine weeks ended May 29, 1998. Cost of goods sold as a percentage of net sales increased to 85.6% for the thirty-nine weeks ended May 28, 1999 from 83.7% for the thirty-nine weeks ended May 29, 1998. The Company has continued efforts to reduce unit costs through strategic capital expenditure projects. However, reduced capacity utilization and a corresponding reduction in absorption of fixed manufacturing costs resulted in increased unit costs during the thirty-nine weeks ended May 28, 1999.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased 19.6% to $28.8 million for the thirty-nine weeks ended May 28, 1999 from $35.8 million for the thirty-nine weeks ended May 29, 1998. This decrease reflects continued expense reduction efforts, and reduced charges for certain associate benefits and performance based incentives corresponding with the reduced results of operations of the Company during the period. Selling and administrative expenses as a percentage of net sales decreased to 4.4% for the thirty-nine weeks ended May 28, 1999 from 4.5% for the thirty-nine weeks ended May 29, 1998.

         INTEREST EXPENSE, NET. Interest expense, net remained constant at $17.5 million for the thirty-nine weeks ended May 28, 1999 and May 29, 1998.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $4.3 million for the thirty-nine weeks ended May 28, 1999 compared to $5.5 million for the thirty-nine weeks ended May 29, 1998. This decrease was primarily attributable to a net decrease in the amount of receivables sold under the facility.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased to $4.1 million for the thirty-nine weeks ended May 28, 1999 from $14.5 million for the thirty-nine weeks ended May 29, 1998. The Company's effective tax rate was 38.3% for the thirty-nine weeks ended May 28, 1999 compared to 38.7% for the thirty-nine weeks ended May 29, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $54.8 million for the thirty-nine weeks ended May 28, 1999. Principal working capital changes included a $38.7 million decrease in Accounts Receivable, a $17.8 million increase in Inventories, and a $9.1 million decrease in Accounts Payable and Accrued Expenses. Investing activities were predominantly equipment purchases and plant improvements of $40.6 million made in connection with the on-going modernization of the Company's manufacturing facilities. Financing activities included a $4.1 million net advance under the revolving line of credit, payment of $3.8 million in dividends on outstanding common stock, and a $17.0 million decrease in Accounts Receivable sold under the securitization facility.

         At May 28, 1999, the Company had borrowings of $116.5 million outstanding under its revolving line of credit and $83.5 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $40.6 million for the thirty-nine weeks ended May 28, 1999, were used to fund the expansion and modernization of weaving and finishing facilities in South Carolina and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 1999 will be approximately $9.5 million, and that such amounts will be used primarily to improve fabric finishing facilities.

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

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):



                                                                                  THIRTY-NINE WEEKS ENDED
                                                                                  -----------------------
                                                                                   MAY 29,        MAY 28,
                                                                                    1998           1999
                                                                                  --------       -------

Net income                                                                        $ 22,919       $ 6,565
Interest expense                                                                    17,482        17,510
Discount and expenses on sale of receivables                                         5,534         4,299
Provision for income taxes                                                          14,480         4,080
Depreciation and amortization                                                       29,805        32,129
Facility restructuring                                                               2,699            --
Net change in allowance to reduce carrying
     value of inventory to LIFO basis                                               (1,050)           --
                                                                                  --------       -------

EBITDA                                                                            $ 91,869       $64,583
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

                              AVONDALE INCORPORATED



PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  On February 23, 1999, a case was filed in the Circuit Court of Jefferson County, Alabama by Chris and Regina Christian against Russell Corporation, Russell Lands, Inc., Alabama Power, the Company and certain other parties. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminates into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered mental anguish, bodily injury and other pecuniary loss. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

                  For discussion of certain other legal proceedings related to the Company see Part II-Other Information, Item 1 "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the period ended November 27, 1998.



Item 2.           Changes in Securities and Use of Proceeds

                  None


Item 3.           Defaults upon Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27 Financial Data Schedule - Thirty-nine weeks ended May 28, 1999.

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







Date: July 9, 1999
     -------------