Form 10-K405
period 1999-08-27
AVONDALE INC
filed 1999-11-10
CIK 911634

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-K

     (MARK ONE)
        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED AUGUST 27, 1999

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 1, 1999 (based upon the book value per share of Class A Common Stock as of October 1, 1999) was $14,146,916.

         As of November 1, 1999, the registrant had 11,702,384 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.
================================================================================

                               INDEX TO FORM 10-K

                              AVONDALE INCORPORATED

                                                                                              PAGE
                                                                                           REFERENCE
                                                                                           ---------

                                     PART I

Item 1.    Business.................................................................          2
Item 2.    Properties...............................................................          9
Item 3.    Legal Proceedings........................................................          9
Item 4.    Submission of Matters to a Vote of Security Holders......................         10

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....         11
Item 6.    Selected Financial Data..................................................         12
Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................         14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............         21
Item 8.    Financial Statements and Supplementary Data..............................         22
Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure................................................         39


                                   Part III

Item 10.   Directors and Executive Officers of the Registrant.......................         40
Item 11.   Executive Compensation...................................................         44
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........         49
Item 13.   Certain Relationships and Related Transactions...........................         52

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........         53

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

DESCRIPTION OF THE BUSINESS

Products

         Apparel fabrics. The Company's apparel fabrics consist of cotton and cotton-blend fabrics used in the manufacture of jeans, utility wear, sportswear and other apparel.

         The Company is a leading manufacturer of indigo-dyed denim fabrics used in the production of branded and private label men's, women's and children's fashion apparel as well as casual jeans, sportswear and outerwear. The Company develops and manufactures new and innovative colors, textures, weaves and finishes for its customers, which has helped make the Company's denim fabrics a leader in the branded and private label, fashion-oriented segment of the apparel market. Denim sales accounted for 36%, 34% and 34%, respectively, of the Company's net sales in fiscal 1997, 1998 and 1999.

         The Company is one of the largest domestic manufacturers and marketers of fabrics used in the manufacture of utility wear (principally uniforms and other occupational apparel) for the U.S. rental and retail markets. The Company's utility wear fabric customers require durable fabrics characterized by long wear and easy care. The Company works closely with customers to develop fabrics with these and other enhanced performance characteristics. utility wear fabric sales accounted for 21%, 21% and 22%, respectively, of the Company's net sales in fiscal 1997, 1998 and 1999.

         The Company is a leading manufacturer and marketer of woven cotton piece-dyed fabrics used in the manufacture of men's, women's and children's sportswear, casual wear and outerwear. Fabrics are produced for customers in a wide variety of styles, colors, textures and weights according to individual customer specifications. The Company's product design staff develops fabric designs that are presented to customers and, once approved, are produced into fabrics to meet customers' specifications. Sportswear fabric sales accounted for 12%, 12% and 16%, respectively, of the Company's net sales in fiscal 1997, 1998 and 1999.

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

         Yarns. The Company is one of the largest domestic producers and marketers of cotton and cotton-blend yarns, which are used internally in the production of woven fabrics or marketed to outside customers in the knitting and weaving industries. The Company's yarns are used in the manufacture of a broad range of items, including apparel (primarily T-shirts, underwear, hosiery, knitted outerwear, denim, and woven and fleece sportswear) and home furnishings. Yarn sales accounted for approximately 25%, 26% and 21%, respectively, of the Company's net sales in fiscal 1997, 1998 and 1999.

Sales and Marketing

         The Company sold apparel fabrics (including denim, utility wear fabrics and sportswear fabrics), greige and specialty fabrics, and yarns to approximately 1,400, 200 and 500 customers, respectively, in fiscal 1999. The Company believes it is the leading supplier of denim to V.F. Corporation (the maker of Lee(R), Rider(R), Wrangler(R), Rustler(R), Brittania(R), and HealthTex(R) brand jeans), with total sales of denim, other fabrics and yarns to V.F. Corporation accounting for 16% of the Company's net sales in fiscal 1999. The Company believes that it has a strong working relationship with V.F. Corporation. Other than V.F. Corporation, none of the Company's customers accounted for 10% or more of the Company's net sales in fiscal 1999.

         The Company targets customers who demand a high level of customer service. The Company's five yarn sales offices are located geographically to be close to customers' manufacturing facilities, and its seven fabric sales offices are generally located near the headquarters of key customers. Sales associates visit their customers on a regular basis and are primarily responsible for interpreting customers' needs, processing customer orders and interacting with the Company's production scheduling personnel. The Company's sales associates are paid a base salary plus sales incentives to the extent certain performance targets are met. The Company's independent sales representatives are paid on a commission basis.

Manufacturing

         The Company is a vertically integrated manufacturer of yarns and fabrics. Through modernizing its manufacturing facilities, the Company has sought to reduce lead times, lower costs, minimize inventory levels and maximize flexibility to respond to changes in customer demand.

         Manufacturing Processes. The Company's manufacturing processes involve producing yarn, dyeing yarn, weaving yarn into fabrics and dyeing and finishing fabrics. The Company's manufacturing plants employ computer control systems to monitor the manufacturing process and computer product testing equipment to measure the quality of the Company's yarns and fabrics.

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

         Yarn to be used in the manufacture of apparel fabrics may be dyed using "range" dyeing techniques. The Company weaves dyed or undyed yarn into fabric. Woven fabrics may be piece-dyed and finished according to customer specifications. The Company uses modern, high-speed looms in its weaving plants which enable the Company to manufacture fabrics that have a variety of widths and weaves. The Company's dyeing and finishing facilities use a wide range of technologies, including sophisticated computer monitoring and control systems. These systems allow the Company to continuously monitor and control each phase of the dyeing and finishing process, which helps to improve productivity, efficiency, consistency and quality.

         Manufacturing Facilities. The Company currently operates 24 manufacturing facilities in the U.S. Of the Company's manufacturing facilities, fifteen produce yarn, six manufacture fabrics, four are dyeing facilities and four are engaged in fabric finishing.

         Expansion and Modernization. The Company has expanded its operations through acquisitions, an ongoing capital improvements program and management's efforts to optimize the productive output of the Company's manufacturing facilities. As part of its expansion and modernization efforts, the Company has also redeployed capital by closing certain manufacturing facilities and, in some cases, moving manufacturing equipment to other locations. The Company's expansion and modernization efforts over the past six fiscal years have included, among others, the following principal initiatives:

         - 1994 -- Completed construction of an additional indigo-dyeing range, continued replacement of earlier generation projectile looms with technologically advanced projectile looms, and installed a caustic recovery system;

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

         - 1997 and 1998 -- Constructed a new denim weaving facility, completed in April 1998, housing technologically advanced slashing equipment and high speed air jet looms, upgraded fabric finishing equipment, and executed a lease for a new distribution center;

         - 1998 and 1999 -- Completed expansion of an existing weaving facility in June 1999, which included the installation of technologically advanced slashing equipment and high speed air jet looms for the production of additional greige fabrics to be piece-dyed for sportswear and utility wear end uses;

         - 1998 and 1999 - Completed construction of a new piece-dyeing range in February 1999, and installed technologically advanced fabric inspection equipment for piece-dyed fabrics, to be operational by December 1999; and

         - 1999 -- Began replacement of sixty-seven earlier generation air jet looms with forty new, high speed air jet looms, to be completed by November 1999.

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

         In addition, the Federal Agricultural Improvement and Reform Act of 1996 established certain support programs that, among other things, continue through the year 2002 the three-step competitiveness program established under the 1990 Trade Act. In fiscal 1997, 1998 and 1999, the Company received payments from the U.S. Department of Agriculture under these support programs representing the differential between domestic cotton prices and world cotton prices. However, these payments ceased as of December 15, 1998 as financing for the program was exhausted, and tariff-free quotas for the importation of cotton opened in March 1999.

         On October 22, 1999 the Fiscal 2000 Agriculture Appropriations Bill was signed into law, restoring funding for payments under the three-step competitiveness program. Accordingly, the Company expects to begin receiving renewed payments from the U.S. Department of Agriculture for the differential between domestic cotton prices and world cotton prices on cotton consumed on or after the effective date of the bill.

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

         The Company generally enters into cotton purchase contracts several months in advance of the scheduled date of delivery. Prices for such purchases are fixed either on the date of the contract or thereafter on a date prior to delivery and, as a result, the Company may be favorably or adversely affected if cotton prices fluctuate during the contract period. Periodically, the Company also purchases cotton futures and option contracts to hedge exposure to price fluctuations in cotton acquired from various suppliers.

         The principal man-made fiber purchased by the Company is polyester. The Company currently purchases substantially all of the man-made fibers used in its products from one supplier, but such fibers are readily available from other suppliers. The Company maintains a limited supply of such fibers in inventory. The Company has never experienced difficulty in obtaining sufficient quantities of man-made fibers. The Company also purchases dyes and chemicals used in its dyeing and finishing processes, and these dyes and chemicals normally have been available in adequate supplies through a number of suppliers. In connection with the acquisition of Graniteville, the Company entered into a 10-year supply agreement (the "Supply Agreement") with C.H. Patrick & Co., Inc. ("Patrick"). The Supply Agreement generally stipulates that Patrick will have the opportunity to provide certain dyes and chemicals utilized by the Company if Patrick meets certain conditions, including competitive pricing and the ability to provide the applicable dyes and chemicals in accordance with the Company's specifications and delivery requirements. The Supply Agreement is terminable by the Company prior to the end of the 10-year term in the event of a pattern of repeated, material failures by Patrick to satisfy its obligations with respect to product specifications, delivery schedules or other material terms.

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

         Increases in domestic capacity and imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers. The U.S. government attempts to regulate the growth of certain textile and apparel imports by establishing quotas on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the U.S. of (or using) domestic textile components. During fiscal 1998 and 1999, imports of certain textile products into the U.S. increased primarily as a result of declines in consumer demand within Asia, heightened liquidity requirements of Asian textile producers and devaluation of Asian currencies vis-a-vis the U.S. dollar.

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

Backlog

         The Company's order backlog was approximately $340 million at August 27, 1999, as compared to approximately $375 million at August 28, 1998. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 27, 1999 are expected to be filled by the end of fiscal 2000.

  Governmental Regulation

         The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances and wastes used in or resulting from its operations and potential remediation obligations thereunder, particularly the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act ("RCRA") (including amendments relating to underground storage tanks) and the Comprehensive Environmental Response, Compensation and Liability Act, commonly referred to as "Superfund" or "CERCLA". The Company has obtained, and is in compliance in all material respects with, all material permits required to be issued by federal, state or local law in connection with the operation of the Company's business as described herein.

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

         As a result of the acquisition of Graniteville, the Company owns a nine acre site in Aiken County, South Carolina, which was operated jointly by Graniteville and Aiken County as a landfill from approximately 1950 through 1973. DHEC conducted a site screening investigation in 1990. The United States Environmental Protection Agency conducted a site investigation in 1991 and an Expanded Site Inspection in January 1994. Graniteville conducted a groundwater quality investigation in 1992 and a supplemental site assessment in 1994. Based on these investigations, DHEC requested that Graniteville enter into a consent agreement providing for comprehensive assessment of the nature and extent of soil and groundwater contamination at the site, if any, and an evaluation of appropriate remedial alternatives. DHEC and the Company entered into a consent agreement in December 1997. The cost of the comprehensive assessment required by the consent agreement is estimated to be between $200,000 and $400,000. Because this investigation has not concluded, the Company is currently unable to predict what further actions, if any, will be necessary to address the landfill. The Company has provided a reserve for management's estimate of the cost of investigating and remediating the site and believes the ultimate outcome of this matter will not have a material adverse effect on its results of operations or financial condition.

          The Company is currently defending two environmentally related lawsuits, described under Item 3, legal proceedings.

Associates

         At August 27, 1999, the Company had approximately 6,800 associates. None of the Company's associates is covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are good.

ITEM 2.  PROPERTIES

         The Company currently operates 24 manufacturing facilities in the U.S., of which eight are located in Alabama, three are located in North Carolina, four are located in Georgia and nine are located in South Carolina. The Company owns 22 of these facilities and leases two facilities in connection with its prior issuance of industrial revenue bonds. Of the Company's manufacturing facilities, fifteen produce yarn, six manufacture fabrics, four are dyeing facilities, and four are engaged in fabric finishing. Additionally, the Company operates six warehouses.

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

         On November 17, 1998, the court handed down a verdict of $155,200 in compensatory damages and $52,398,000 in punitive damages against the Alabama Power Company, Russell Corporation and the Company, on a joint and several basis, in favor of the plaintiffs. The Company believes that there are numerous grounds on which the verdict can be appealed and that the verdict was not supported by the evidence. An appeal of the verdict is in progress, and the Company intends to pursue such appeal vigorously.

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

         On February 28, 1999, a case was filed in the Circuit Court of Jefferson County, Alabama by Chris and Regina Christian against Russell Corporation, Russell Lands, Inc., Alabama Power, the Company and certain other parties. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered mental anguish, bodily injury and other pecuniary loss. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

         Avondale Mills, along with Russell Corporation and the municipality of Alexander City, Alabama, was named during fiscal 1998 in two almost identical citizen suits. The first suit, filed on May 18, 1998, was brought pursuant to the federal Clean Water Act ("CWA"). The second suit, filed on August 28, 1998, was brought pursuant to both the CWA and the RCRA. In both lawsuits, the plaintiff has alleged that Avondale Mills' permitted discharges of wastewater from its facility in Alexander City into the waste water treatment plant of Alexander City have indirectly caused the wastewater treatment plant to exceed the effluent limitation imposed upon the plant's discharges into a local body of water, thereby violating the CWA. The plaintiff repeated that claim in the second lawsuit, but also alleged that Avondale Mills also violated RCRA by contributing to the disposal of a hazardous waste in such a manner as to endanger human health or the environment. In September 1998, the cases were consolidated, and the first case filed was designated the "lead case". In each of these cases, Avondale Mills filed motions to dismiss and for summary judgment which it believed to be meritorious. However, prior to the court's ruling on Avondale's motions, the plaintiff moved the court to dismiss the suits. On September 30, 1999, pursuant to the plaintiff's motion, the court dismissed the lead case and terminated the remaining case. The dismissal of these cases was "without prejudice". Concurrent with this litigation, the United States Environmental Protection Agency had initiated an investigation of the possibility of CWA violations at Avondale Mills' facility, and this investigation is continuing at the present time.

         The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation other than the Sullivan and Gould case disclosed above, that management believes, if determined adversely to the Company, would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established public trading market for the Company's Class A Common Stock or Class B Common Stock (collectively, "Common Stock"). As of August 27, 1999 there were 130 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $5.2 million and $5.1 million in respect of its outstanding Common Stock during fiscal 1998 and 1999, respectively. During fiscal 1998, approximately 592,000 shares of Class A Common Stock were repurchased pursuant to a tender offer distributed by the Company to all shareholders and vested stock option holders of Class A Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated statement of income data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 27, 1999. Such data were derived from the audited Consolidated Financial Statements of the Company. The audited Consolidated Financial Statements and Notes thereto of the Company for each of the three fiscal years in the period ended August 27, 1999 are included elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

                                                                                              FISCAL YEAR
                                                                      ------------------------------------------------------
                                                                        1995       1996       1997       1998         1999
                                                                      -------     ------    --------   --------    ---------
                                                                         (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)

Statement of Income Data:
    Net sales ...................................................      $538.7     $706.2    $1,049.5    $1,056.1    $ 880.9
    Gross profit ................................................        71.2       76.9       126.2       137.3       89.7
    Facility restructuring ......................................          --         --          --         2.7        6.2
    Operating income ............................................        47.6       44.9        79.0        86.6       45.3
    Interest expense, net .......................................        14.3       18.5        26.2        23.3       23.0
    Discount and expenses on sale of receivables ................          --        3.7         6.6         7.3        5.6
    Loss attributable to investment in Oneita ...................          --         --         7.5          --         --
    Other (income) expense, net .................................        (0.8)        --         0.8         0.5        0.5
    Income before income taxes ..................................        34.0       22.7        37.9        55.4       16.3
    Provision for income taxes ..................................        13.1        9.0        15.0        21.1        6.3
    Net income ..................................................        20.9       13.6        22.9        34.3       10.0

Per Share Data:
    Net income - basic ..........................................      $ 1.89     $ 1.16     $  1.73   $    2.62    $  0.79
    Net income - diluted ........................................        1.88       1.15        1.70        2.58       0.77
    Dividends declared ..........................................        0.28       0.28        0.28        0.40       0.40
    Weighted average number of shares outstanding - basic .......        11.1       11.8        13.3        13.0       12.7
    Weighted average number of shares outstanding - diluted .....        11.1       11.9        13.5        13.3       12.9

Balance Sheet Data (at period end):
    Total assets ................................................      $257.4     $493.1    $  461.2    $  463.6    $ 439.7
    Long-term debt, including current portion ...................       169.9      303.1       251.3       246.8      219.5
    Shareholders' equity ........................................        18.0       67.5        86.4       100.0      105.0

Other Data:
    Capital expenditures ........................................      $ 15.8     $ 33.4        32.0    $   66.3    $  50.1
    Depreciation and amortization ...............................        23.8       30.4        40.8        39.9       42.8
    EBITDA(1) ...................................................        75.1       73.4       113.3       126.6       93.9
    Ratio of EBITDA to interest expense, net and
      discount and expenses on sale of receivables ..............         5.2x       3.3x        3.5x        4.1x       3.3x
    Ratio of earnings to fixed charges(2) .......................         3.4x       2.0x        2.1x        2.8x       1.5x

----------


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

RESULTS OF OPERATIONS

         The table below sets forth for the periods indicated statement of income data expressed as a percentage of net sales:

                                                                         Fiscal Year
                                                               --------------------------------
                                                                1997         1998         1999
                                                               --------    ---------    --------
Net sales........................................                100.0%       100.0%     100.0%
    Apparel fabric sales.............................             68.4         67.4       72.8
    Greige and specialty fabric sales ...............              6.5          6.6        6.6
    Yarn sale........................................             25.1         26.0       20.6
Cost of goods sold:
    Raw materials....................................             47.2         46.3       44.3
    Conversion costs.................................             36.9         37.0       40.7
        Total.......................................              84.1         83.3       85.0
Depreciation.....................................                  3.9          3.7        4.8
Selling and administrative expenses..............                  4.5          4.5        4.3
Facility restructuring...........................                   --          0.3        0.7
Operating income.................................                  7.5          8.2        5.2
Interest expense, net............................                  2.5          2.2        2.6
Discount and expenses on sale of receivables.....                  0.6          0.7        0.6
Loss attributable to investment in Oneita........                  0.7           --         --
Provision for income taxes.......................                  1.4          2.0        0.7
Net income.......................................                  2.2          3.3        1.1



Fiscal 1999 Compared to Fiscal 1998

         Net Sales. Net sales decreased 16.6% to $880.9 million for fiscal 1999 from $1,056.1 million for fiscal 1998, as the Company experienced intensely competitive conditions in its markets. Global supply continued to surpass demand as weak foreign economies directed their production to the U.S. consumer. In response, the Company was able to employ its sourcing flexibility to increase its consumption of internally produced yarns and greige fabrics in the production of finished fabrics and thereby minimize the detrimental effects of underutilized manufacturing capacity. The Company expects these conditions to continue for several months, adversely impacting sales in the first and second quarters of fiscal 2000.

         Apparel fabric sales decreased 9.9% to $641.2 million for fiscal 1999 from $711.4 million for fiscal 1998. This decrease in sales reflected a 5.5% decrease in yards sold and a 4.7% decline in average selling prices for those yards. Although reports of retail sales and consumer preferences indicate that domestic sales of denim jeans continued to demonstrate growth during fiscal 1999, the substantial increase in denim productive capacity worldwide in recent years has caused the global supply of denim to far exceed demand. As a result, the market for denim fabrics has become very competitive and selling prices have declined accordingly. These declines in denim sales were partially offset during fiscal 1999 by growing demand for khaki and other pant-weight fabrics.

         Greige and specialty fabric sales decreased 16.2% to $58.1 million for fiscal 1999 from $69.3 million for fiscal 1998. This decrease reflected an 11.7% decrease in units sold and a 5.1% decrease in average selling prices for those units. The decrease in units sold and average selling prices was primarily the result of softening demand during fiscal 1999 for greige and specialty fabrics in the apparel, tent and marine products industries. The Company also increased its consumption of internally produced greige fabrics in the production of finished apparel fabrics.

         Yarn sales decreased 34.1% to $181.6 million for fiscal 1999 from $275.4 million for fiscal 1998. This decrease reflected a 25.5% decrease in pounds sold and an 11.5% decrease in average selling prices. The decrease in pounds sold was partly the result of the Company's decision to significantly increase its consumption of internally produced yarn within the Company's weaving facilities, thereby reducing dependence on outside yarn sourcing, and to discontinue the operation of higher cost production equipment. Continuing its yarn restructuring efforts, the Company also announced the closing of the yarn spinning operation at its Sibley plant located in Augusta, Georgia. Market demand and pricing for sales yarn remained very competitive during fiscal 1999, reflecting continued excess productive capacity within the industry, a condition that has persisted for several years, and increased imports of yarn and knitted apparel from Asia during fiscal 1998 and 1999.

         Cost of Goods Sold. Cost of goods sold decreased 14.8% to $748.9 million for fiscal 1999 from $879.3 million for fiscal 1998. Cost of goods sold as a percentage of net sales increased to 85.0% for fiscal 1999 from 83.3% for fiscal 1998. The Company has continued efforts to reduce unit costs through strategic capital expenditure projects. However, reduced capacity utilization and a corresponding reduction in absorption of fixed manufacturing costs resulted in increased unit costs during fiscal 1999.

         Selling and Administrative Expenses. Selling and administrative expenses decreased 20.7% to $38.1 million for fiscal 1999 from $48.1 million for fiscal 1998. This decrease reflects continued expense reduction efforts, and reduced charges for certain associate benefits and performance based incentives corresponding with the reduced results of operations of the Company for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.3% for fiscal 1999 from 4.5% for fiscal 1998.

         Interest Expense, Net. Interest expense, net decreased 1.2% to $23.0 million for fiscal 1999 from $23.3 million for fiscal 1998. This decrease reflected lower interest rates during fiscal 1999.

         Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables were $5.6 million for fiscal 1999 compared to $7.3 million for fiscal 1998. This decrease was primarily attributable to a net decrease in the amount of accounts receivable sold under the facility, reflecting the overall decline in net sales of the Company.

         Facility Restructuring. Charges incurred to consolidate facilities and dispose of certain inefficient equipment in the Company's Graniteville, South Carolina and Augusta, Georgia operations were $6.2 million for fiscal 1999.

         Provision for Income Taxes. Provision for income taxes decreased to $6.3 million for fiscal 1999 from $21.1 million for fiscal 1998, reflecting the decrease in income before income taxes. The Company's effective tax rate was 38.5% for fiscal 1999 compared to 38.1% for fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

  General

         The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its Credit Facility, proceeds received in connection with sales of trade receivables and proceeds received in connection with the issuance of equity and debt securities. At August 27, 1999, the Company had borrowings of $86.3 million outstanding under the Credit Facility and $113.7 million of borrowing availability thereunder. Such borrowings bore interest at a weighted average rate of 6.5% per annum at August 27, 1999. In addition, at August 27, 1999, $125 million aggregate principal amount of the Notes (which are fully and unconditionally guaranteed by the Company) issued by Avondale Mills during fiscal 1996 were outstanding.

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

Swap Agreements

         The Company has used interest rate swap agreements to effectively fix the interest rate with respect to a portion of the borrowings outstanding under the Credit Facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the Credit Facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 27, 1999, the Company had swap agreements with notional amounts aggregating $70.0 million, providing an effective weighted average interest rate of 5.6% on that equivalent portion of the outstanding Revolver Loans.

Receivables Securitization Facility

         Pursuant to an agreement between Avondale Mills and Bank One, formerly The First National Bank of Chicago, Bank One has provided to the Company, through a special purpose vehicle administered by it, a securitization facility ("Receivables Securitization Facility") of up to $120 million for the securitization of certain trade receivables (the "Receivables") originated by the Company. The Company acts as the servicer for the Receivables.

         Under the Receivables Securitization Facility, the Company transfers Receivables to a wholly owned, limited-purpose subsidiary of the Company (the "Receivables Company"), which sells the

Receivables to a trust (the "Trust"). The Trust issues variable funding certificates to lending or financial institutions or other investors evidencing undivided interests in the assets of the Trust (the "Certificates"). The Receivables Securitization Facility permits draws and repayments on a revolving basis prior to November 15, 2002 or such earlier time as certain events occur (the "Amortization Commencement Date"). The Certificates, which represent beneficial interests in the Trust, entitle the holders thereof to (i) receipt of collections from the Receivables, (ii) all rights of the Company or the Receivables Company in goods, the sale of which gave rise to the Receivables,
(iii) all collateral and other arrangements supporting the Receivables, (iv) all rights to proceeds of any of the foregoing held in lock-boxes and bank accounts of the Company or the Receivables Company, (v) rights and interests of the Receivables Company under the documents for the Receivables Securitization Facility and (vi) all collections and other proceeds of the assets described above. The Certificates represent beneficial interests in the Trust only, and do not represent obligations of, or interests in, and are not guaranteed or insured by, the Receivables Company or the Company. At August 27, 1999, certificates of $93.0 million were outstanding.

         The rate of interest on the Receivables Securitization Facility is the Eurodollar rate (adjusted for any reserves) plus 0.40% or Bank One's alternate base rate. The final maturity of the Certificates is expected to occur six months after the Amortization Commencement Date. All collections attributable to the Certificates will be set aside commencing on the Amortization Commencement Date to repay the Certificates in full. Amounts set aside will be applied on a monthly basis to repay the Certificates in full.

         The Receivables Securitization Facility contains covenants, representations and warranties customary for such facilities and consistent with those that Bank One reasonably believes are required to obtain an "A" rating from the rating agencies. Financial covenants are not included in the provisions of the Receivables Securitization Facility nor are any provisions relating to cross defaults to any other obligations of the Company.

Capital Expenditures and Cash Flows Analysis

         The Company's capital expenditures aggregated $50.1 million for fiscal 1999. These expenditures were primarily to complete the expansion of an existing greige weaving facility, upgrade fabric finishing ranges and purchase other equipment. Management estimates that capital expenditures for fiscal 2000 will be approximately $45 million, and that such amounts will be used primarily to improve fabric finishing and yarn spinning facilities.

         Net cash provided by operating activities was $99.4 million in fiscal 1999. Principal working capital changes included a $31.5 million decrease in accounts receivable, an $8.1 million decrease in inventories and a $7.0 million decrease in accounts payable and accrued expenses. The Company's investing activities were primarily the capital improvements described above. Net cash used in financing activities aggregated $51.4 million, including $5.1 million used to pay dividends on Common Stock, net reduction in revolver loan and other long term debt of $27.3 million, and a $19.0 million decrease in accounts receivable sold under the securitization facility.

         Net cash provided by operating activities was $81.8 million in fiscal 1998. Principal working capital changes included a $5.2 million decrease in accounts receivable, a $6.2 million decrease in inventories and an $8.3 million decrease in accounts payable and accrued expenses. The Company's investing activities were primarily capital improvements of $66.3 million. Net cash used in financing activities aggregated $15.1 million, including $5.2 million used to pay dividends on Common Stock, $15.4 million used to repurchase approximately 592,000 shares of Class A Common Stock pursuant to a tender offer distributed by the Company to all shareholders and vested stock option holders of Class A Common Stock, and receipt of $10.0 million from the sale of additional accounts receivable under the securitization facility.

         Net cash provided by operating activities was $83.2 million in fiscal 1997. Principal working capital changes included an $8.7 million decrease in accounts receivable, a $6.8 million decrease in inventories and a $6.9 million decrease in accounts payable and accrued expenses. The Company's investing activities were primarily expenditures for capital improvements of $32.0 million and the receipt of the $7.3 million due from Triarc upon finalization of the purchase price for Graniteville. Net cash used in financing activities aggregated $57.9 million, including $51.8 million used to repay long-term indebtedness and $3.7 million used to pay dividends on Common Stock.

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

YEAR 2000

         The Company utilizes computer systems and related software which process dates using two digits to define specific years. Such systems may not be able to distinguish the year 2000 from the year 1900, resulting in system failures or miscalculations which may disrupt operations and other activities. During the past three years, the Company has identified those systems which are not Year 2000 compliant and developed plans to modify or replace them. Execution of these plans has been substantially completed and remediation of all systems is anticipated by December 1, 1999.

         Costs associated with remediation of the affected systems are being expensed as incurred. The Company estimates that it has incurred costs of approximately $5 million through fiscal 1999 to achieve Year 2000 compliant systems and will incur additional costs of approximately $0.5 million in fiscal 2000 to complete the remediation.

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

         The Company has developed contingency plans for possible Year 2000 issues, including the use of backup systems as well as manual processes to ensure continuity of business operations.

         While management believes that its estimates of the costs to achieve Year 2000 compliance and the related completion dates are reasonable and achievable, there can be no assurance that actual results will not differ significantly from management's plans.


NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company plans to adopt Statement No. 133 in fiscal 2001. Management does not believe the adoption of this statement will have a material effect on the consolidated financial position or results of operations of the Company.

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income", which requires the reporting and display of net income plus other comprehensive income items such as unrealized gains and losses on securities or foreign currency translation adjustments. The adoption of this statement did not have a material impact on the presentation of the Company's condensed consolidated financial statements, as the Company does not have any material other comprehensive income to report.

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

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                                           FISCAL YEAR
                                                           -----------------------------------------
                                                             1997             1998             1999
                                                           --------         --------         -------
         Net income..................................      $ 22,937         $ 34,313         $ 10,023
         Interest expense............................        26,158           23,280           22,998
         Discount and expenses on
          sale of receivables........................         6,617            7,342            5,590
         Provision for income taxes..................        14,950           21,125            6,270
         Depreciation and amortization...............        40,822           39,887           42,801
         Loss attributable to investment in Onieta...         7,500               --               --
         Facility restructuring......................            --            2,699            6,240
         Net change in allowance to reduce carrying
           value of inventory to LIFO basis..........        (5,698)          (2,027)              --
                                                           --------         --------          -------
         EBITDA......................................      $113,276         $126,619          $93,922
                                                           ========         ========          =======

         EBITDA as calculated by the Company is not necessarily comparable with similarly-titled measures presented by other companies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings may affect the Company's earnings. However, the Company's use of interest rate swap agreements will limit the negative impact of higher interest rates. Assuming the revolving credit facility and interest rate swap agreements at August 27, 1999 remain in effect throughout fiscal 2000, a 10% change in the effective average interest rate would not have a material effect on the Company's pretax earnings for fiscal 2000. In addition, a 10% change in interest rates would not have a material effect on the fair value of the Company's interest rate swap agreements and senior subordinated notes.

         Increases or decreases in the market price of cotton may affect the valuation of the Company's inventories and fixed purchase commitments and, accordingly, the Company's earnings. The potential decline in fair value of these inventories and fixed purchase commitments resulting from a 10% decline in market prices is estimated to be approximately $9 to $22 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              AVONDALE INCORPORATED

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 27, 1999

                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants.....................              23

Consolidated Balance Sheets..................................              25

Consolidated Statements of Income............................              26

Consolidated Statements of Shareholders' Equity..............              27

Consolidated Statements of Cash Flows........................              28

Notes to Consolidated Financial Statements...................              29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avondale Incorporated:

         We have audited the accompanying consolidated balance sheets of Avondale Incorporated as of August 28, 1998 and August 27, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the two fiscal years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated statements of income, shareholders' equity, cash flows and the schedule referred to below for the fiscal year ended August 29, 1997, were audited by other auditors whose report dated October 7, 1997, expressed an unqualified opinion on those statements and schedule.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avondale Incorporated at August 28, 1998 and August 27, 1999, and the consolidated results of their operations and their cash flows for the two fiscal years ended August 27, 1999 in conformity with generally accepted accounting principles.

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

Atlanta, Georgia
October 4, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Avondale Incorporated

         We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Avondale Incorporated for the fiscal year ended August 29, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Avondale Incorporated for the fiscal year ended August 29, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Atlanta, Georgia
October 7, 1997

                              AVONDALE INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          AUGUST 28,      AUGUST 27,
                                                                             1998            1999
                                                                          ---------       ---------
                                   ASSETS
Current assets
  Cash .............................................................      $   9,259       $   8,545
  Accounts receivable, less allowance for doubtful accounts of
    $2,533 in 1998 and $2,615 in 1999 ..............................         62,497          49,948
  Inventories ......................................................        114,684         106,559
  Prepaid expenses .................................................            742           1,070
                                                                          ---------       ---------
      Total current assets .........................................        187,182         166,122
Property, plant and equipment
  Land .............................................................          8,510           8,510
  Buildings ........................................................         82,366          84,515
  Machinery and equipment ..........................................        430,629         469,274
                                                                          ---------       ---------
                                                                            521,505         562,299
  Less accumulated depreciation ....................................       (267,791)       (306,318)
                                                                          ---------       ---------
                                                                            253,714         255,981
Other assets .......................................................         22,686          17,629
                                                                          ---------       ---------
                                                                          $ 463,582       $ 439,732
                                                                          =========       =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable .................................................      $  34,839       $  30,773
  Accrued compensation, benefits and related expenses ..............         24,665          18,378
  Other accrued expenses ...........................................         18,970          22,366
  Long-term debt due in one year ...................................          2,250           3,250
  Income taxes payable .............................................          1,345           3,411
                                                                          ---------       ---------
     Total current liabilities .....................................         82,069          78,178
Long-term debt .....................................................        244,575         216,275
Deferred income taxes and other long-term liabilities ..............         36,894          40,283
Commitments and contingencies
Shareholders' equity
  Preferred Stock
   $.01 par value; 10,000 shares authorized ........................             --              --
  Common Stock
   Class A, $.01 par value; 100,000 shares authorized; issued and
     outstanding -- 11,698 shares in 1998 and 1999 .................            117             117
   Class B, $.01 par value; 5,000 shares authorized; issued and
     outstanding -- 979 shares in 1998 and 1999 ....................             10              10
Capital in excess of par value .....................................         39,835          39,835
Retained earnings ..................................................         60,082          65,034
                                                                          ---------       ---------
     Total shareholders' equity ....................................        100,044         104,996
                                                                          ---------       ---------
                                                                          $ 463,582       $ 439,732
                                                                          =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                              AVONDALE INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    FISCAL YEAR ENDED
                                                        ----------------------------------------
                                                        AUGUST 29,     AUGUST 28,     AUGUST 27,
                                                           1997           1998           1999
                                                        ----------     -----------    ----------
Net sales ........................................      $1,049,474      $1,056,103      $880,855
Operating costs and expenses
  Cost of goods sold .............................         882,760         879,263       748,910
  Depreciation ...................................          40,508          39,497        42,271
  Selling and administrative expenses ............          47,243          48,067        38,096
  Facility restructuring .........................              --           2,699         6,240
                                                        ----------      ----------      --------
     Operating income ............................          78,963          86,577        45,338
Interest expense .................................          26,158          23,280        22,998
Discount and expenses on sale of receivables .....           6,617           7,342         5,590
Loss attributable to investment in Oneita ........           7,500              --            --
Other expense, net ...............................             801             517           457
                                                        ----------      ----------      --------
  Income before income taxes .....................          37,887          55,438        16,293
Provision for income taxes .......................          14,950          21,125         6,270
                                                        ----------      ----------      --------
     Net income ..................................      $   22,937      $   34,313      $ 10,023
                                                        ==========      ==========      ========
Per share data
     Net income - basic ..........................      $     1.73      $     2.62      $    .79
                                                        ==========      ==========      ========
     Net income - diluted ........................      $     1.70      $     2.58      $    .77
                                                        ==========      ==========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AVONDALE INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            COMMON STOCK
                                                               ISSUED           CAPITAL IN
                                                         ------------------      EXCESS OF      RETAINED
                                                         SHARES      AMOUNT      PAR VALUE       EARNINGS
                                                         ------      ------      ---------       --------
Balance at August 30, 1996 .......................       13,291       $ 133       $ 41,844       $ 25,535
  Net income .....................................           --          --             --         22,937
  Cash dividends ($0.28 per share) ...............           --          --             --         (3,721)
  Purchase and retirement of treasury stock ......          (22)         --           (366)            --
                                                        -------       -----       --------       --------
Balance at August 29, 1997 .......................       13,269         133         41,478         44,751
  Net income .....................................           --          --             --         34,313
  Cash dividends ($0.40 per share) ...............           --          --             --         (5,249)
  Purchase and retirement of treasury stock ......         (592)         (6)        (1,643)       (13,733)
                                                        -------       -----       --------       --------
Balance at August 28, 1998 .......................       12,677         127         39,835         60,082
  Net income .....................................           --          --             --         10,023
  Cash dividends ($0.40 per share) ...............                                                 (5,071)
                                                        -------       -----       --------       --------
Balance at August 27, 1999 .......................       12,677       $ 127       $ 39,835       $ 65,034
                                                        =======       =====       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AVONDALE INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              AUGUST 29,    AUGUST 28,      AUGUST 27,
                                                                1997           1998           1999
                                                              ---------     ---------       ---------
Operating activities
 Net income ............................................      $ 22,937       $ 34,313       $ 10,023
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ........................        40,822         39,887         42,801
  Loss attributable to investment in Oneita ............         7,500             --             --
  Provision for (benefit of) deferred income taxes .....          (318)         6,452         (1,852)
  Loss (gain) on sale of equipment .....................          (681)         1,877          4,183
  Changes in operating assets and liabilities:
   Accounts receivable ..................................        8,730          5,201         31,549
   Inventories ..........................................        6,838          6,173          8,125
   Prepaid expenses .....................................        1,230            819           (328)
   Other assets and liabilities, net ....................       (1,672)        (1,119)         9,767
   Accounts payable and accrued expenses ................       (6,943)        (8,339)        (6,957)
   Income taxes payable .................................        4,716         (3,459)         2,066
                                                              --------       --------       --------
    Net cash provided by operating activities ..........        83,159         81,805         99,377
Investing activities
  Due from Triarc ......................................         7,250             --             --
  Purchase of property, plant and equipment ............       (32,046)       (66,335)       (50,143)
  Proceeds from sale of property, plant and equipment ..           763            403          1,423
                                                              --------       --------       --------
    Net cash used in investing activities ..............       (24,033)       (65,932)       (48,720)
Financing activities
  Principal payments on long-term debt .................        (3,250)        (3,250)        (2,250)
  Net payments on revolving line of credit .............       (48,525)        (1,250)       (25,050)
  Sale of accounts receivable, net .....................        (2,000)        10,000        (19,000)
  Purchase and retirement of treasury stock ............          (366)       (15,382)            --
  Dividends paid .......................................        (3,721)        (5,249)        (5,071)
                                                              --------       --------       --------
    Net cash used in financing activities ..............       (57,862)       (15,131)       (51,371)
                                                              --------       --------       --------
Increase (decrease) in cash ............................         1,264            742           (714)
Cash and cash equivalents at beginning of year .........         7,253          8,517          9,259
                                                              --------       --------       --------
    Cash and cash equivalents at end of year ...........      $  8,517       $  9,259       $  8,545
                                                              ========       ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              AVONDALE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 27, 1999

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

         Periodically, the Company purchases cotton futures and option contracts to hedge exposure to price fluctuations in the cotton acquired from various suppliers. Gains and losses on these hedging contracts, which are immaterial, are deferred as an adjustment to the carrying value of inventories and recognized when these inventories are sold.

         Property, Plant and Equipment: Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets, which range from three to thirty years. Depreciation is calculated primarily using the straight-line method. Capital lease amortization is included with depreciation expense in the consolidated financial statements.

         Long-Lived Assets: The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis. Recoverability is measured based on the anticipated undiscounted cash flows from operations. Management believes that long-lived assets included in the accompanying balance sheets are appropriately valued.

         Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. The Company matches 25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $6.9 million, $8.1 million and $3.5 million for fiscal 1997, 1998 and 1999, respectively.

         Other Assets and Other Long-Term Liabilities: Other assets consist primarily of unamortized loan fees, goodwill, cash surrender value of life insurance, and deposits on machinery and equipment purchases. Loan fees are amortized on a straight line basis over the outstanding term of the related debt. Goodwill is amortized on a straight line basis over 20 years. Other long-term liabilities consist of accrued postretirement and workers' compensation benefits and deferred compensation for certain key management personnel.

         Fair Value of Financial Instruments: The carrying values of cash, accounts receivable, certain other assets, accounts payable and accrued expenses approximate reasonable estimates of their fair values at August 28, 1998 and August 27, 1999. See Note 7 for disclosures related to the fair values of long-term debt and interest rate swap agreements.

         Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (in thousands):

                                                                  1997        1998        1999
                                                                 ------      ------      ------
         Weighted average shares outstanding -
            Basic .........................................      13,289      13,090      12,677
         Effect of employee and director stock options ....         180         215         257
                                                                 ------      ------      ------
         Weighed average shares outstanding -
            Diluted .......................................      13,469      13,305      12,934
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

         Comprehensive Income: During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income", which requires the reporting and display of net income plus other comprehensive income items such as unrealized gains and losses on securities or foreign currency translation adjustments. The adoption of this statement did not have a material impact on the presentation of the Company's condensed consolidated financial statements, as the Company does not have any material other comprehensive income to report.

         Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company plans to adopt Statement No. 133 in the first quarter of fiscal 2001. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

         Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the year (10%, 10% and 9% of total revenues in fiscal 1997, 1998 and 1999, respectively) on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company.

         The credit status of each customer is approved and monitored by the Company. Sales to V.F. Corporation and its affiliates represented 18% of net sales for fiscal 1997, 16% of net sales for fiscal 1998, and 16% of net sales for fiscal 1999.

         2. Facility Restructuring: During the fourth quarter of fiscal 1999, the Company recorded pretax charges of $6.2 million to consolidate manufacturing facilities and dispose of certain inefficient equipment in its Graniteville, South Carolina and Augusta, Georgia operations.

         During the third quarter of fiscal 1998, the Company recorded pretax charges of $2.7 million to consolidate manufacturing facilities and dispose of certain inefficient equipment in its Graniteville, South Carolina operations.

         3. Segment Information: During 1999, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires the reporting of certain information for each division of the Company which engages in business activity and whose operating results are regularly reviewed by senior management. The Company operates principally in three segments: apparel fabrics, greige and specialty fabrics and yarns. Apparel fabrics manufactures and sells cotton and cotton-blend fabrics used in the manufacture of jeans, sportswear and utility wear. Greige and specialty fabrics manufactures and sells a variety of fabrics marketed to apparel, home furnishings, industrial, military and recreational products manufacturers. Yarns manufactures and sells cotton and cotton-blend yarns marketed to customers in the knitting and weaving industries. The unallocated amounts reflect expenses, assets and capital expenditures for centralized transportation, warehouse and administrative services functions.

                                                              1997              1998             1999
                                                          -----------       -----------       ---------
         Net Sales:
              Apparel fabrics ......................      $   720,678       $   711,579       $ 641,304
              Greige and specialty fabrics .........           81,942            80,931          73,699
              Yarns ................................          300,191           303,493         197,372
                                                          -----------       -----------       ---------
                                                            1,102,811         1,096,003         912,375
              Less intersegment sales ..............           53,337            39,900          31,520
                                                          -----------       -----------       ---------
                 Total .............................      $ 1,049,474       $ 1,056,103       $ 880,855
                                                          ===========       ===========       =========
         Income:
              Apparel fabrics ......................      $    82,488       $    78,847       $  72,900
              Greige and specialty fabrics .........            9,393             9,826           7,064
              Yarns ................................           12,843            30,257            (125)
              Unallocated ..........................          (25,761)          (32,353)        (34,501)
                                                          -----------       -----------       ---------
                 Total operating income ............           78,963            86,577          45,338
              Interest expense .....................           26,158            23,280          22,998
              Discount and expenses on sale of
                 receivables .......................            6,617             7,342           5,590
              Loss attributable to investment in
                 Oneita ............................            7,500                --              --
              Other expense, net ...................              801               517             457
                                                          -----------       -----------       ---------
                 Income before income taxes ........      $    37,887       $    55,438       $  16,293
                                                          ===========       ===========       =========

                                                      1997            1998           1999
                                                   ----------      ----------      --------
         Identifiable Assets:
              Apparel fabrics ...............      $  307,214      $  322,222      $317,549
              Greige and specialty fabrics ..          34,552          30,600        25,336
              Yarns .........................          88,983          76,951        61,827
              Unallocated ...................          30,473          33,809        35,020
                                                   ----------      ----------      --------
                 Total ......................      $  461,222      $  463,582      $439,732
                                                   ==========      ==========      ========

         Depreciation and Amortization:
              Apparel fabrics ...............      $   19,024      $   21,738      $ 28,340
              Greige and specialty fabrics ..           2,866           2,843         3,001
              Yarns .........................          14,993          11,031         8,127
              Unallocated ...................           3,939           4,275         3,333
                                                   ----------      ----------      --------
                 Total ......................      $   40,822      $   39,887      $ 42,801
                                                   ==========      ==========      ========

         Capital Expenditures:
              Apparel fabrics ...............      $   23,135      $   56,913      $ 38,844
              Greige and specialty fabrics ..             372           1,902           868
              Yarns .........................           8,431           3,864         7,820
              Unallocated ...................             108           3,656         2,611
                                                   ----------      ----------      --------
                 Total ......................      $   32,046      $   66,335      $ 50,143
                                                   ==========      ==========      ========


         Geographic Sales Information:
              United States .................      $  979,280      $  985,078      $820,274
              All Other .....................          70,194          71,025        60,581
                                                   ==========      ==========      ========
                Total .......................      $1,049,474      $1,056,103      $880,855
                                                   ==========      ==========      ========



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

         The Company retains a residual interest in the Receivables in an amount equal to the excess of the Receivables over the certificates sold. Such residual interest is included in accounts receivable in the Consolidated Balance Sheets. All losses, credits or other adjustments relating to the Receivables constitute deductions applicable to the Company's residual interest in the Receivables. Accordingly, the Company maintains an allowance for such deductions based upon the expected collectibility of the Receivables. At August 28, 1998 and August 27, 1999, an allowance of $4.5 million and $5.0 million, respectively, related to the Receivables is included in other accrued expenses in the Consolidated Balance Sheets.

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

         Under the Agreement, the trust may issue certificates of up to $120.0 million. Certificates of $112.0 million and $93.0 million, respectively, were outstanding at August 28, 1998 and August 27, 1999. Accounts receivable in the Consolidated Balance Sheets have been reduced by approximately $113.0 million and $94.0 million, respectively, representing the face amount of the outstanding receivables sold at those dates.

         For the fiscal years ended August 29, 1997, August 28, 1998 and August 27, 1999, discounts of $6.6 million, $7.3 million and $5.6 million, respectively, on sales of Receivables have been included in discount and expenses on sale of receivables in the Consolidated Statements of Income. The Company sells the Receivables as an alternative to incurring additional debt. Viewed on this basis, the Company's ongoing cost of the facility at August 27, 1999 is equal to the Eurodollar rate (adjusted for any reserves) plus 0.40% or the bank's base rate of interest.

         5. Inventories: Components of inventories are as follows (in thousands):

                                                                          AUGUST 28,    AUGUST 27,
                                                                             1999         1999
                                                                          ----------    ----------
         Finished goods .............................................      $ 28,744      $ 28,519
         Work in process ............................................        49,434        44,541
         Raw materials ..............................................        23,279        20,907
         Dyes and chemicals .........................................         6,084         5,537
                                                                           --------      --------
         Inventories at FIFO ........................................       107,541        99,504
         Less allowance to reduce carrying value to LIFO basis ......            --            --
                                                                           --------      --------
                                                                            107,541        99,504
         Supplies at average cost ...................................         7,143         7,055
                                                                           --------      --------
                                                                           $114,684      $106,559
                                                                           ========      ========


         6. Income Taxes: Provision for income taxes is composed of the following (in thousands):

                                                    1997           1998          1999
                                                  --------       --------       -------
         Current:
           Federal .........................      $ 13,232       $ 13,578       $ 7,029
           State ...........................         2,036          1,095         1,093
                                                  --------       --------       -------
                                                    15,268         14,673         8,122
         Deferred:
           Federal .........................          (275)         5,506        (1,603)
           State ...........................           (43)           946          (249)
                                                  --------       --------       -------
                                                      (318)         6,452        (1,852)
                                                  --------       --------       -------
                                                  $ 14,950       $ 21,125       $ 6,270
                                                  ========       ========       =======


         The following table shows the reconciliation of federal income tax expense at the statutory rate on income before income taxes to reported income tax expense (in thousands):

                                                                   1997         1998        1999
                                                                 -------      -------      ------
         Federal income taxes .............................      $13,261      $19,403      $5,702
         State income taxes, net of federal tax benefit ...        1,276        1,407         492
         Other ............................................          413          315          76
                                                                 -------      -------      ------
                                                                 $14,950      $21,125      $6,270
                                                                 =======      =======      ======

         The Company made income tax payments of $10.4 million, $11.5 million and $4.6 million during fiscal 1997, 1998 and 1999, respectively.

         Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company's year-end deferred tax liabilities and assets are as follows (in thousands):

                                            AUGUST 28,   AUGUST 27,
                                               1998         1999
                                            ----------   ----------
        Deferred tax liabilities:
           Depreciation .................... $25,084      $26,215
           Inventory valuation .............   6,989        5,491
           Goodwill ........................   2,496        2,355
           Other ...........................   1,804        1,600
                                             -------      -------
               Deferred tax liabilities ....  36,373       35,661
          Deferred tax assets:
           Employee benefit programs .......   8,948        9,496
           Receivable reserves .............   2,842        3,094
           Other ...........................   1,564        1,904
                                             -------      -------
               Deferred tax assets .........  13,354       14,494
                                             -------      -------
         Net deferred tax liabilities ...... $23,019      $21,167
                                             =======      =======


         7. Long-Term Debt: Long-term debt consists of the following (in thousands):


                                                                        AUGUST 28,      AUGUST 27,
                                                                           1998            1999
                                                                        ---------       ---------
Revolving credit facility, interest tied to banks' base rate or
 alternative rates, 5.9% - 8.5% in 1999, due October 2001 ........      $ 111,325       $  86,275
Industrial revenue bonds, floating rate, 2.3% - 4.2% in
 1999, due in various installments through 2004 ..................         10,500           8,250
Senior subordinated notes, 10.25%, due May 1, 2006 ...............        125,000         125,000
                                                                        ---------       ---------
                                                                          246,825         219,525
Less current portion .............................................         (2,250)         (3,250)
                                                                        ---------       ---------
                                                                        $ 244,575       $ 216,275
                                                                        =========       =========

         The Company maintains a secured revolving credit facility with a group of banks which provides aggregate borrowing availability of a maximum of $200 million through October 2001. Under the terms of this agreement, the Company can designate an interest rate tied to the banks' base rate or alternative rates negotiated with the banks, for specified time periods. A commitment fee of 0.275% per annum is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company's assets. Covenants of the credit agreement require the Company to maintain certain cash flow ratios and debt to equity ratios, and contain restrictions on payment of dividends. Under the most restrictive of these covenants, $16.1 million of retained earnings was available for payment of dividends at August 27, 1999.

         The Company uses interest rate swap agreements to effectively convert a portion of its outstanding revolving credit facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 27, 1999, the Company had interest rate swap agreements with notional amounts aggregating $70 million providing an effective weighted average interest rate of 5.6% on that equivalent portion of the revolving credit facility. These interest rate swap agreements had an unrealized loss of approximately $1 million at August 28, 1998, and no significant market value at August 27, 1999. The Company does not anticipate realization of any gain or loss as the interest rate swap agreements are anticipated to remain outstanding through maturity.

         Two of the industrial revenue bonds which were issued to acquire property, plant and equipment represent capital lease obligations. These lease obligations plus the other industrial revenue bonds are secured by letter of credit agreements with a bank. The letter of credit agreements are, in turn, secured by the property, plant and equipment at three plant locations, which had a carrying value of approximately $25.5 million at August 27, 1999. Covenants of the letter of credit agreements substantially adopt the restrictive covenant provisions of the revolving credit facility.

         Avondale Mills has issued and outstanding $125 million of 10.25% senior subordinated notes which mature on May 1, 2006. The notes are unsecured and the guarantee of these notes by the Company is subordinated to all existing and future senior indebtedness of the Company. Interest on the notes is due on May 1 and November 1 of each year. At August 28, 1998 and August 27, 1999, the market value of the notes was approximately $131 million and $116 million, respectively. The Company does not anticipate settlement of the notes at fair value and currently expects the notes to remain outstanding through maturity.

         On or after May 1, 2001, the senior subordinated notes will be redeemable at the Company's option, in whole or in part, at a scheduled redemption price of 105.125% in 2001 declining to 100% in 2004 and thereafter.

         The indenture under which the senior subordinated notes were issued contains, among other things, certain restrictive covenants which apply to Avondale Mills on issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

         At August 27, 1999, the Company was in compliance with the covenants of the revolving credit facility, subordinated note indenture and letter of credit agreements.

         The carrying value of the Company's revolving credit facility and industrial revenue bonds approximates fair value.

     Aggregate maturities of long-term debt are as follows (in thousands):

         2000 ....................................................... $  3,250
         2001 .......................................................    2,500
         2002 .......................................................   86,775
         2003 .......................................................    1,000
         2004 .......................................................    1,000
         Thereafter through 2006 ....................................  125,000
                                                                      --------
                                                                      $219,525
                                                                      ========

         In connection with the Company's borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $25.4 million, $23.5 million and $21.9 million in fiscal 1997, 1998 and 1999, respectively.

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

         The Company maintains an employee Stock Option Plan that allows for the grant of non-qualified and incentive stock options. Under this Stock Option Plan, options to purchase up to 1,081,250 shares of Class A Common Stock may be granted to full-time employees, including executive officers of the Company. Activity under the plan is summarized as follows (option shares in thousands):

                                                                             Grant Price Per Share
                                                                             ---------------------
                                                                               $12.50      $ 18.00
                                                                               ------      -------
          Stock Options outstanding at August 30, 1996...........                 590          390
            Options forfeited....................................                  --          (25)
                                                                               ------      -------
          Stock Options outstanding at August 29, 1997...........                 590          365
            Options redeemed at $24.00 to $28.00 per share.......                 (85)         (10)
            Options forfeited....................................                  --          (30)
                                                                               ------      -------
          Stock Options outstanding at August 28, 1998 and
            August 27, 1999......................................                 505          325
                                                                               ======      =======

          Average contractual life remaining in years...........                    5          6.5
                                                                               ======      =======

          Stock Options Exercisable at August 27, 1999...........                 387          193
                                                                               ======      =======


The exercise prices of the options granted approximated the fair market value of the Company's Common Stock on the dates of grant. In conjunction with the fiscal 1998 stock repurchase described above, certain participants in the Company's Stock Option Plan redeemed options in exchange for an aggregate cash payment of $1.2 million. The Company recorded the cost of the redemption as compensation expense, which is included in selling and administrative expenses. Options forfeited by employees leaving the Company are reinstated as available for grant. All options granted vest ratably over five years and may be exercised for a period of ten years. At August 27, 1999, there were 156,000 stock options available for grant.

         The Company adopted a Stock Option Plan for Non-employee Directors, effective September 1, 1997, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 1998 and 1999, 12,000 non-qualified options were granted in each respective year. At August 27, 1999, 24,000 non-qualified options remain outstanding and exercisable.

         Pro forma information regarding the effect on the Company's results of operations, assuming employee and non-employee director stock options had been accounted for under the fair value method of FAS 123, was calculated using the "minimum value" method which is permitted for companies with nonpublic equity. No options were granted during fiscal 1997. The following weighted average assumptions were used in these calculations for options granted in fiscal 1998 and 1999:

               Risk free interest rate...............    6.0%
               Expected dividend yield...............    2.2%
               Expected lives........................   8 years

         The total value of the options granted during fiscal 1998 and 1999 was computed as approximately $32,000 and $44,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with FAS 123, the reported net income and net income per share would have decreased by the following pro forma amounts (in thousands, except per share data):

                                            1997            1998            1999
                                         ----------      ----------      ----------
         Net income:
           As reported ............      $   22,937      $   34,313      $   10,023
           Pro forma ..............          22,752          34,128           9,805
         Net income per share:
           Basic
             As reported ..........      $     1.73      $     2.62      $      .79
             Pro forma ............            1.71            2.61             .77
           Diluted
             As reported ..........      $     1.70      $     2.58      $      .77
             Pro forma ............            1.69            2.57             .76

         Because the accounting provisions of FAS 123 only apply to options granted after December 1995, the pro forma compensation cost presented may not be representative of that to be expected in future years.

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

         On November 17, 1998, the court handed down a verdict of $155,200 in compensatory damages and $52,398,000 in punitive damages against the Alabama Power Company, Russell Corporation and the Company, on a joint and several basis, in favor of the plaintiffs. The Company believes that there are numerous grounds on which the verdict can be appealed and that the verdict was not supported by the evidence. An appeal of the verdict is in progress, and the Company intends to pursue such appeal vigorously.

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

         On February 28, 1999, a case was filed in the Circuit Court of Jefferson County, Alabama by Chris and Regina Christian against Russell Corporation, Russell Lands, Inc., Alabama Power, the Company and certain other parties. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered mental anguish, bodily injury and other pecuniary loss. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

         The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation other than the Sullivan and Gould case disclosed above, that management, in consultation with legal counsel, believes, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

         The Company leases certain of its facilities and equipment, primarily a warehouse, several sales offices and computer equipment. Future minimum rental payments required under such leases that have lease terms in excess of one year are as follows (in thousands):

                 2000...........................  $1,690
                 2001...........................   1,592
                 2002...........................   1,255
                 2003...........................   1,054
                 2004...........................     989
                 Thereafter.....................   2,449
                                                  ------
                                                  $9,029
                                                  ======

         Rent expense for operating leases totaled $3.5 million, $2.6 million and $2.7 million for fiscal 1997, 1998 and 1999, respectively.

         Commitments for future additions to plant and equipment were approximately $6.0 million at August 27, 1999. Commitments for the purchase of raw materials for fiscal 2000 and 2001 were approximately $81.0 million and $1.5 million, respectively, at August 27, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills, are as follows:

NAME                                     AGE    POSITIONS HELD
----                                     ---    --------------
G. Stephen Felker.................        47    Chairman of the Board, President and Chief
                                                 Executive Officer of the Company and
                                                 Avondale Mills

Jack R. Altherr, Jr...............        50    Vice Chairman, Chief Financial Officer, and
                                                 Director of the Company and Avondale
                                                 Mills

T. Wayne Spraggins................        62    Vice President of Avondale Mills and President,
                                                 Manufacturing Operations

Keith M. Hull.....................        46    Vice President of Avondale Mills and
                                                 President, Marketing and Sales

Bill W. Henry.....................        65    Vice President, Raw Material Purchasing of
                                                 Avondale Mills

Craig S. Crockard.................        57    Vice President, Planning and Development of
                                                 Avondale Mills

M. Delen Boyd.....................        43    Vice President, Controller of Avondale
                                                 Mills, and Secretary of the Company
                                                 and Avondale Mills

J. Elliott Woodward...............        47    Vice President, Treasurer of Avondale
                                                 Mills, and Assistant Secretary of the Company
                                                 and Avondale Mills

Sharon L. Rodgers.................        43    Vice President, Human Resources of Avondale
                                                 Mills

Kenneth H. Callaway(1)............        44    Director of the Company and Avondale Mills

Robert B. Calhoun(1)(2)(3)........        57    Director of the Company and Avondale Mills

Harry C. Howard(2)................        70    Director of the Company and Avondale Mills

C. Linden Longino, Jr.(2).........        63    Director of the Company and Avondale Mills

Dale J. Boden(1)..................        42    Director of the Company and Avondale Mills

John P. Stevens(1)................        70    Director of the Company and Avondale Mills

----------

(1)    Member of Compensation Committee.
(2)    Member of Audit Committee.
(3) Mr. Calhoun has been elected a director of the Company pursuant to that certain shareholder's agreement dated as of April 29, 1996 by and among the and certain shareholders of the Company.

       G. Stephen Felker has served as Chairman of the Board of the Company since 1992, President and Chief Executive Officer of the Company since 1980, and in various other capacities since 1974. Mr. Felker has served as Chairman of the Board and Chief Executive Officer of Avondale Mills since 1986, when the Company acquired Avondale Mills, and President of Avondale Mills since 1995. Mr. Felker serves as Chairman of the Georgia State Advisory Board of Wachovia Bank, N.A. and was a director of Oneita Industries, Inc. until July 1999.

         Jack R. Altherr, Jr. has served as Vice Chairman of the Company and Avondale Mills since May 1996, Chief Financial Officer and a director of the Company since December 1989, Chief Financial Officer of Avondale Mills since October 1988 and a director of Avondale Mills since 1993. With the exception of fiscal 1995, he served as Secretary of the Company and Avondale Mills from August 1993 until November 1998. Mr. Altherr has served the Company and Avondale Mills in various other capacities since July 1982. Mr. Altherr served as a director of Oneita Industries, Inc. until July 1999.

         T. Wayne Spraggins has served as Vice President of Avondale Mills and President, Manufacturing Operations since May 1996. Mr. Spraggins joined Avondale Mills as a standards engineer in August 1961 and has served Avondale Mills in various other capacities, including Vice President, Manufacturing of Avondale Mills, since that time.

         Keith M. Hull has served as President, Marketing and Sales, of Avondale Mills, Inc. since August 1999, having served as President, Apparel Fabrics, the apparel fabrics division of Avondale Mills since May 1996 and Vice President of Avondale Mills since April 1989. He has served the Company in various other capacities including Vice President, Marketing since 1977. Mr. Hull serves as a director of Cherokee, Inc.

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

         M. Delen Boyd has served as Vice President, Controller of Avondale Mills since May 1996 and Secretary of the Company and Avondale Mills since November 1998. Mr. Boyd served as Assistant Secretary of the Company and Avondale Mills from May 1996 until November 1998. Mr. Boyd has served as Controller of Avondale Mills since 1987. Mr. Boyd joined Avondale Mills in 1982 and has served in various capacities, including Assistant Controller and Corporate Director of Accounting and Taxes.

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

         Robert B. Calhoun has served as a director of the Company since August 1993 and of Avondale Mills since November 1991. He is presently a Managing Director and Co-founder of Monitor Clipper

Partners. Mr. Calhoun is also President of Clipper Asset Management Corporation, the sole general partner of The Clipper Group, L.P., a private investment firm, since January 1991, and of Clipper Capital Corporation, the sole general partner of Clipper, an affiliated private investment firm, since 1993. From 1975 to 1991, Mr. Calhoun was a Managing Director of Credit Suisse First Boston Corporation, an investment banking firm. Mr. Calhoun is also a director of Interstate Bakeries Corporation, Travel Centers of America, Inc., HVIDE Marine, Inc., David's Bridal, Lord Abbett Family of Funds and Long John Silver's Corporation until September 1999.

         Harry C. Howard has served as a director of the Company since August 1993 and of Avondale Mills since July 1986. Mr. Howard retired from the law firm of King & Spalding, where he had practiced law since 1956, as of December 31, 1992.

         C. Linden Longino, Jr. has served as a director of the Company since November 1975 and of Avondale Mills since August 1993. Mr. Longino was a Senior Vice President of SunTrust Bank, Atlanta from December 1978 until his retirement in July 1996. During his 34-year career with SunTrust Bank, Atlanta, Mr. Longino served in various management positions. He now serves in various capacities with several community and educational organizations.

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

         The directors of the Company are elected annually by the shareholders of the Company. During the fiscal year ended August 27, 1999, the Board of Directors of the Company held four meetings.

         The Compensation Committee of the Board of Directors during fiscal 1999 consisted of John P. Stevens, Chairman of the Compensation Committee, Dale J. Boden, Robert B. Calhoun and Kenneth H. Callaway. None of the Members of the Compensation Committee is an employee of the Company. The Compensation Committee's principal responsibilities consist of establishing the compensation for the Company's Named Executive Officers and administering the Company's Stock Option Plan. During the fiscal year ended August 27, 1999, the Compensation Committee held one meeting. See Report on Executive Compensation.

         The Audit Committee of the Board of Directors during fiscal 1999 consisted of Harry C. Howard, Chairman of the Audit Committee, Robert B. Calhoun and C. Linden Longino, Jr. None of the members of the Audit Committee is an employee of the Company. During the fiscal year ended August 27, 1999, the Audit Committee held two meetings.

         The Audit Committee meets with the independent public accountants, management and internal auditors to assure that all are carrying out their respective responsibilities. The Audit Committee reviews the performance and fees of the independent public accountants prior to recommending their appointment, and meets with them, without management present, to discuss the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. Both the independent public accountants and the internal auditors have full access to the Audit Committee.

         During fiscal 1999, the Company paid each non-employee director a quarterly fee of $5,250 plus reimbursement of out-of-pocket expenses.

         The Company adopted a stock option plan for its non-employee directors, effective September 1, 1997, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 1998 and 1999, 12,000 non-qualified options were granted in each respective year. At August 27, 1999, 24,000 non-qualified options remained outstanding and exercisable.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 1999, 1998 and 1997 by the Company's Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                        ANNUAL COMPENSATION(1)
                                                                        ----------------------
                                                               FISCAL                                 ALL OTHER
NAME AND PRINCIPAL POSITION                                     YEAR    SALARY($)  BONUS($)(2)   COMPENSATION($)(3)
---------------------------                                     ----    ---------  -----------   ------------------
G. Stephen Felker ........................................      1999      800,016      236,898           2,210
  Chairman of the Board, President and Chief .............      1998      800,016      914,326           7,039
  Executive Officer ......................................      1997      800,016    1,073,601          16,783

Jack R. Altherr, Jr ......................................      1999      326,668       54,822           5,133
  Vice Chairman and Chief Financial Officer ..............      1998      308,340      174,731          10,413
                                                                1997      291,668      197,470           8,769

T. Wayne Spraggins .......................................      1999      272,516       38,999          10,442
  Vice President and President, Manufacturing ............      1998      258,348      140,016          15,999
  Operations .............................................      1997      241,260      162,157          12,783

Keith M. Hull ............................................      1999      272,516       38,933           3,705
  Vice President and President, Marketing and Sales ......      1998      258,348      134,940           9,036
                                                                1997      240,008      160,418           7,329

Bill W. Henry ............................................      1999      133,336       16,816           1,200
 Vice President, Raw Material Purchasing .................      1998      124,180       48,054           6,232
                                                                1997      118,752       61,538           5,581

----------

(1) The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.
(2) Amounts shown include cash bonuses earned under the Company's management incentive plan, payments received in the Company's distribution of cash profit sharing to all eligible associates of the Company, payments received in lieu of profit sharing contributions under the Company's Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits, and such other payments as the Compensation Committee of the Board of Directors elects to make based upon the Company's and respective officer's performance.
(3) Amounts shown reflect, for fiscal 1997, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,125 on behalf of each Named Executive Officer, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $4,456 on behalf of each Named Executive Officer and (iii) life insurance premiums of $11,202, $3,188, $7,202 and $1,748 paid by the Company on behalf of Messrs. Felker, Altherr, Spraggins and Hull, respectively. Amounts shown reflect, for fiscal 1998, (i) matching 401(k) contributions made by the Company to the Company's

         Associate Profit Sharing and Savings Plan of $1,200 on behalf of each Named Executive Officer, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $5,032 on behalf of each Named Executive Officer and (iii) life insurance premiums of $4,181, $9,767 and $2,804 paid by the Company on behalf of Messrs. Altherr, Spraggins and Hull, respectively and taxable income of $807 to Mr. Felker, in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 1999, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,200 on behalf of each Named Executive Officer, (ii) life insurance premiums of $3,933, $9,242, and $2,505 paid by the Company on behalf of Messrs. Altherr, Spraggins and Hull, respectively and taxable income of $1,010 to Mr. Felker in conjunction with a split dollar insurance agreement.

         Aggregated Options Table. The table below sets forth certain information with respect to options held at the end of fiscal 1999 by each Named Executive Officer. No options were granted to employees during fiscal 1999.

                                       AGGREGATED OPTIONS TABLE

                                              NUMBER OF                        VALUE OF
                                          SHARES UNDERLYING                  UNEXERCISED
                                             UNEXERCISED                     IN-THE-MONEY
                                             OPTIONS AT                       OPTIONS AT
                                           FISCAL YEAR END                 FISCAL YEAR END
                                            EXERCISABLE/                     EXERCISABLE/
                                           UNEXERCISABLE                  UNEXERCISABLE(1)
                                           -------------                  ----------------
G. Stephen Felker................            207,000/58,000               $1,263,000/$322,000
Jack R. Altherr, Jr..............            95,000/ 30,000                  535,000/ 140,000
T. Wayne Spraggins...............            25,000/ 20,000                   80,000/  75,000
Keith M. Hull....................            51,001/ 20,000                  249,007/  75,000
Bill W. Henry....................              13,201/6,000                   57,201/  17,000

----------

(1) All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on management's estimate of the fair market value of the Class A Common Stock at August 27, 1999.

         Long-Term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 1999 by each Named Executive Officer. No phantom units were awarded during fiscal 1999.

           LONG-TERM INCENTIVE PLANS -- UNITS HELD AT AUGUST 27, 1999

                                   AGGREGATE                         ESTIMATED FUTURE
                                 PHANTOM UNITS    PERIOD UNTIL        PAYOUTS FOR ALL
NAME                                HELD(1)      PAYOUT (YEARS)    PHANTOM UNITS HELD(2)
----                                -------      --------------    ---------------------
G. Stephen Felker.........            150              17               $1,430,199
Jack R. Altherr, Jr.......             90              15                  858,119
T. Wayne Spraggins........             50               3                  476,733
Keith M. Hull.............             90              18                  858,119
Bill W. Henry.............             60               1                  572,080

-------------


  (1) Each phantom unit equals 398.606 phantom shares. The value of each phantom share is equal to the result obtained by dividing (i) five times Avondale's earnings before depreciation, amortization, LIFO inventory adjustments, interest and income taxes for the 10 fiscal quarters immediately preceding such date divided by 2.5, plus (ii) certain "balance sheet adjustments" by the sum of (i) the aggregate number of outstanding phantom shares plus (ii) the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company. Phantom units vest at the rate of 5.0% per year for each full and uninterrupted year that the Named Executive Officer remains employed by the Company after August 31, 1989, and vest fully if the Named Executive Officer dies before his employment is terminated. The value of vested phantom units is payable beginning on the later of the date on which the Named Executive Officer reaches the age of 65 or the date on which the employment of such Named Executive Officer terminates (the "Normal Payment Date"), in 10 equal annual installments, with interest equal to the one-year U.S. Treasury Bill rate in effect on the Normal Payment Date. If the Named Executive Officer dies before his employment with the Company is terminated, the value of his phantom units on the date of death is payable to his beneficiary as described above. If the Named Executive Officer dies after his Normal Payment Date, the present value of the balance of the annual installments is payable in a lump sum to his beneficiary. A Named Executive Officer will forfeit all interest in his Phantom Stock Units (whether or not vested) if he violates certain non-compete covenants applicable during such Named Executive Officer's employment and for a period of five years after termination of such employment.
 (2) There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 1999, of vested and non-vested phantom units held at the end of fiscal 1999 based on the results of the Company for the 10 fiscal quarters ended August 27, 1999.

                        REPORT ON EXECUTIVE COMPENSATION

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

         In light of the Company's compensation policy, the primary components of its executive compensation program for fiscal 1999 included base salaries, cash bonuses and stock options.

         Base Salary. Each executive officer's base salary, including the Chief Executive Officer's base salary, is determined based upon a number of factors including the executive officer's responsibilities, contribution to the achievement of the Company's business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer's salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 1999, the base salary of each Named Executive Officer other than the Chief Executive Officer was increased by 3% to 8% over each such executive officer's fiscal 1998 base salary. Mr. Felker's base salary has not been adjusted since November 1, 1995.

         Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus under the management incentive plan. The Company's management incentive plan is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company's management incentive plan, in fiscal 1999, certain executive officers were eligible to earn a cash bonus in an amount from 7.5% up to 125% of their respective base salaries depending on a number of factors including, without limitation, the Company's financial performance. In addition, the executive officers may receive additional cash bonuses at the discretion of the Compensation Committee of the Board of Directors based upon the Company's and the respective officer's performance, including payments in lieu of profit sharing contributions under the Company's Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits. During fiscal 1999, the Named Executive Officers other than the Chief Executive Officer earned bonuses ranging from 13% to 17% of their respective base salaries. Mr. Felker's bonus was equal to 30% of his base salary.

         Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company's long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company's growth and profitability and individual grants are based on, among other things, the executive officer's responsibilities and individual performance. To encourage an executive officer's long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The creation of opportunities to own stock is considered the most significant component in an executive officer's compensation package. During fiscal 1999, the Named Executive Officers did not receive any stock option grants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of November 9, 1999, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

                                                     BENEFICIAL OWNERSHIP       BENEFICIAL OWNERSHIP
                                                          OF CLASS A                 OF CLASS B           PERCENTAGE
                                                         COMMON STOCK               COMMON STOCK              OF
                                                      NUMBER      PERCENT       NUMBER       PERCENT       COMBINED
NAME OF BENEFICIAL OWNER(1)                         OF SHARES    OF CLASS     OF SHARES      OF CLASS    VOTING POWER
---------------------------                         ---------    --------     ---------      --------    ------------
G. Stephen Felker(2) .....................          4,327,689       33.5%        978,939          100%       72.7%
Jack R. Altherr, Jr.(3) ..................            222,199        1.9%             --           --           *
T. Wayne Spraggins(4) ....................            105,000          *              --           --           *
Keith M. Hull (5) ........................            111,001          *              --           --           *
Bill W. Henry (6) ........................             16,201          *              --           --           *
Dale J. Boden(7) .........................            107,000          *              --           --           *
Kenneth H. Callaway(8) ...................             14,000          *              --           --           *
Robert B. Calhoun(9)(10)(11) .............          2,304,823       19.7%             --           --         7.4%
Harry C. Howard(12) ......................             49,000          *              --           --           *
C. Linden Longino, Jr.(13) ...............             29,250          *              --           --           *
John P. Stevens(14) ......................            107,000          *              --           --           *
The Clipper Group(10)(11)(15) ............          2,277,523       19.5%             --           --         7.3%
Grayward Company(16) .....................          3,497,740       29.9%             --           --        11.2%
Felker Investments, Ltd.(17) .............          2,093,750       17.9%             --           --         6.7%
Avondale Mills, Inc. Associate Profit
  Sharing and Savings Plan(18) ...........            600,000        5.1%             --           --         1.9%
All directors and executive officers
  As a group (16 persons) ................          7,449,791       56.3%        978,939          100%       81.8%

----------
*  Less than 1%

(1) Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655.
(2) Includes (i) 2,093,750 shares of Class A Common Stock held of record by Felker Investments, Ltd., a partnership of which Mr. Felker is the general partner (as the general partner, Mr. Felker is deemed to beneficially own such shares under Rule 13d-3 under the Exchange Act),
         (ii) 978,939 shares of Class A Common Stock issuable upon conversion of the 978,939 shares of Class B Common Stock beneficially owned by Mr. Felker and (iii) 255,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Felker, which shares are deemed beneficially owned by Mr. Felker under Rule 13d-3 under the Exchange Act.
(3) Includes 115,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.
(4) Includes 35,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Spraggins, which shares are deemed beneficially owned by Mr. Spraggins under Rule 13d-3 under the Exchange Act.

(5) Includes 61,001 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.
(6) Includes 15,201 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Henry, which shares are deemed beneficially owned by Mr. Henry under Rule 13d-3 under the Exchange Act.
(7) Reflects (i) 4,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Boden, which shares are deemed beneficially owned by Mr. Boden under Rule 13d-3 under the Exchange Act, and (ii) 3,000 shares beneficially owned by Textile Capital Partners with respect to which Mr. Boden has shared voting and investment power, and (iii) 100,000 shares beneficially owned by The Sterling Trust; Hilliard Lyons Trust Co. Trustee, with respect to which Mr. Boden is a beneficiary and has shared voting and investment power. Mr. Boden is the majority shareholder of Textile Capital Partners and, consequently is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by these entities.
(8) Includes 4,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Callaway, which shares are deemed beneficially owned by Mr. Callaway under Rule 13d-3 under the Exchange Act.
(9) The address of Mr. Calhoun is c/o Clipper Capital Partners, L.P., 650 Madison Avenue, New York, New York 10022.
(10) Includes (i) 4,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Calhoun, which shares are deemed beneficially owned by Mr. Calhoun under Rule 13d-3 under the Exchange Act, (ii) shares beneficially owned by Clipper Capital Associates, L.P. ("CCA"), Clipper/Merchant Partners, L.P., Clipper Equity Partners I, L.P., Clipper/Merban L.P. ("Merban"), Clipper/European Re, L.P. and CS First Boston Merchant Investments 1995/96, L.P. ("Merchant"), (whose address is 650 Madison Avenue, 9th Floor, New York, New York 10022).
(11) CCA is the general partner of all of the Clipper Group partnerships other than Merchant. The general partner of CCA is Clipper Capital Associates, Inc. ("CCI"), and Mr. Calhoun is the sole stockholder and a director of CCI. Clipper, an affiliate of Mr. Calhoun, has sole voting and investment power with respect to the shares of Class A Common Stock beneficially owned by Merchant. As a result, each of Mr. Calhoun, CCA and CCI is deemed to beneficially own all shares of Class A Common Stock beneficially owned by the Clipper Group (other than Merchant), and Mr. Calhoun is deemed to beneficially own the shares of Class A Common Stock beneficially owned by Merchant. It is anticipated that Merban will beneficially own shares of Class A Common Stock representing approximately 5.9% of the outstanding Class A Common Stock and Clipper/Merchant Partners, L.P., will beneficially own shares of Class A Common Stock representing approximately 5.0% of the outstanding Class A Common Stock. Each of the other members of the Clipper Group will beneficially own less than 5.0% of the outstanding Class A Common Stock.
(12) Includes 4,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Howard, which shares are deemed beneficially owned by Mr. Howard under Rule 13d-3 under the Exchange Act.
(13) Includes (i) 5,250 shares beneficially owned by Mr. Longino's spouse, and (ii) 4,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Longino, which shares are deemed beneficially owned by Mr. Longino under Rule 13d-3 under the Exchange Act.
(14) Includes (i) 13,000 shares beneficially owned by Mr. Stevens' spouse, for which Mr. Stevens shares neither voting nor investment power, and
         (ii) 4,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Stevens, which shares are deemed beneficially owned by Mr. Stevens under Rule 13d-3 under the Exchange Act.

(15) Merchant Capital, Inc. ("Merchant Capital"), an affiliate of CS First Boston Corporation, is the general partner of Merchant and the 99% limited partner of Clipper/Merchant Partners, L.P. CS Holding, an affiliate of CS First Boston Corporation, is the indirect 99% limited partner of Merban. None of Merchant, Merchant Capital, CS First Boston Corporation and CS Holding is an affiliate of Clipper or CCA.
(16) Grayward Company's address is c/o SunTrust Bank, Nashville, N.A., P.O. Box 305110, Nashville, Tennessee 37230. Grayward Company is a trust of which SunTrust Bank, Nashville, N.A. serves as trustee. As trustee, SunTrust Bank, Nashville, N.A. is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by Grayward Company.
(17) The address of Felker Investments, Ltd. is c/o G. Stephen Felker, 506 South Broad Street, Monroe, Georgia 30655.
(18) The address of the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (the "Plan") is c/o Scudder Trust Company, P.O. Box 957, Salem, New Hampshire 03079. Scudder Trust Company serves as trustee for the Plan and, as such, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K.

(a) 1.   Financial Statements.

         The following Consolidated Financial Statements of the Company and its consolidated subsidiaries and the Report of the Independent Auditors, included in the Registrant's Annual Report to Shareholders for the year ended August 27, 1999 are included in Part II, Item 8.

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of August 28, 1998 and August 27, 1999 Consolidated Statements of Income -- Fiscal Years Ended August 29, 1997, August 28, 1998 and August 27, 1999
         Consolidated Statements of Shareholders' Equity -- Fiscal Years Ended August 29, 1997, August 28, 1998 and August 27, 1999
         Consolidated Statements of Cash Flows-- Fiscal Years Ended August 29, 1997, August 28, 1998 and August 27, 1999
         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules of the Company.

         Schedule II -- Valuation and Qualifying Accounts

3.       Exhibits.

  EXHIBIT
  NUMBER
  ------
    2.1     --      Asset Purchase Agreement, dated March 31, 1996 among
                    Avondale Incorporated, Avondale Mills, Inc., Graniteville
                    Company and Triarc Companies, Inc. (incorporated by
                    Reference to Exhibit 2.1 to the Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
    3.1     --      Restated and Amended Articles of Incorporation of
                    Avondale Incorporated (incorporated by reference to Exhibit
                    3.1 to Avondale Incorporated's Registration Statement on
                    Form S-4, File No. 333-5455-01).
    3.2     --      Bylaws of Avondale Incorporated (incorporated by
                    reference to Exhibit 3.2 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
    4.1     --      Indenture for the Notes between Avondale Incorporated,
                    Avondale Mills, Inc. and The Bank of New York, as Trustee
                    (incorporated by reference to Exhibit 4.1 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
    4.2     --      Amended and Restated Credit Agreement, dated as of April
                    29, 1996, among Avondale Mills, Inc., the Banks listed
                    therein and Wachovia Bank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
    4.3     --      Amended and Restated Security Agreement, dated April 29,
                    1996, between Avondale Mills, Inc. and Wachovia Bank, N.A., as Agent for the Banks which are Parties to the Amended and
                    Restated Credit Agreement (incorporated by reference to
                    Exhibit 4.4 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 333-5455-01).
    4.4     --      Amended and Restated Parent Guaranty, dated April 29,
                    1996, executed by Avondale Incorporated in favor of Wachovia
                    Bank, N.A., as Agent for the Banks Which are parties to the
                    Amended and Restated Credit Agreement (incorporated by

                    Reference to Exhibit 4.5 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
    4.5     --      Amended and Restated Stock Pledge Agreement, dated April
                    29, 1996, between Wachovia Bank, N.A., as Agent for the
                    Banks which are parties to the Amended and Restated Credit
                    Agreement, and Avondale Incorporated (incorporated by
                    reference to Exhibit 4.6 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
    4.6     --      Agreement to Provide Certain Debt Instruments to the
                    Commission upon Request (incorporated by reference to
                    Exhibit 4.7 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 333-5455-01).
    4.7     --      Third Amendment to Credit Agreement, dated August 27,
                    1999, among Avondale Mills, Inc., the Banks listed therein and Wachovia Bank, N.A., as Agent.
    4.8     --      Amendments to Letter of Credit Agreements, dated October
                    19, 1999, between and among Avondale Incorporated, Avondale
                    Mills, Inc. and SunTrust Bank, Atlanta related to Industrial
                    Development Board refunding revenue bonds issued to finance improvements at four Company manufacturing facilities.
   10.1     --      Receivables Purchase Agreement, dated April 29, 1996,
                    among Avondale Mills, Inc., as Servicer, and Avondale
                    Receivables Company (incorporated by reference to Exhibit
                    10.1 to Avondale Incorporated's Registration Statement on
                    Form S-4, File No. 333-5455-01).
   10.2     --      Pooling and Servicing Agreement, dated April 29, 1996,
                    among Avondale Receivables Company, Avondale Mills, Inc. and
                    Manufacturers and Traders Trust Company (incorporated by
                    reference to Exhibit 10.2 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
   10.3     --      Amendment No. 1 to Pooling and Service Agreement and
                    Receivables Purchase Agreement; Dated November 21, 1997,
                    among Avondale Receivables Company, Avondale Mills, Inc.,
                    And Manufacturers and Traders Trust Company. (Incorporated
                    by reference to Exhibit 10.3 to Avondale Incorporated's 1998
                    Annual Report on Form 10-K, File No. 33-68412).
   10.4     --      Amended and Restated Series 1996-1 Supplement to the
                    Pooling and Servicing Agreement, Dated November 21, 1997,
                    among Avondale Receivables Company, Avondale Mills, Inc. And
                    Manufacturers and Traders Trust Company. (Incorporated by
                    reference to Exhibit 10.4 to Avondale Incorporated's 1998
                    Annual Report on Form 10-K, File No. 33-68412).
   10.5     --      Amended and Restated Certificate Purchase Agreement,
                    dated November 21, 1997, among Avondale Receivables Company,
                    Avondale Mills, Inc., the purchasers described therein And
                    First National Bank of Chicago, as Agent. (Incorporated by
                    reference to Exhibit 10.5 to Avondale Incorporated's 1998
                    Annual Report on Form 10-K, File No. 33-68412).
   10.6     --      Registration Rights Agreement, dated April 29, 1996
                    between Avondale Incorporated And the Persons listed therein
                    (incorporated by reference to Exhibit 10.8 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.7     --      Shareholders Agreement, dated April 29, 1996 among
                    Avondale Incorporated, the Investors listed therein, the
                    Shareholders listed therein and Clipper Capital Partners,
                    L.P., in its capacity as Purchaser Representative under the
                    Agreement (incorporated by reference to Exhibit 10.9 to
                    Avondale Incorporated's Registration Statement on Form S-4,
                    File No. 333-5455-01).
   10.8     --      Post-Merger Stock Transfer and Repurchase Agreement,
                    dated August 27, 1993 by and Among Avondale Incorporated,
                    Metropolitan Life Insurance Company, 1985 Merchant
                    Investment Partnership, Merchant LBO, Inc., G. Stephen
                    Felker, John F. Maypole and Jack R. Altherr, Jr.
                    (incorporated by reference to Exhibit 10.10 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.9     --      Post-Merger Stock Transfer and Repurchase Agreement,
                    dated August 27, 1993 by and Among Avondale Incorporated,
                    Metropolitan Life Insurance Company, 1985 Merchant
                    Investment Partnership, Merchant LBO, Inc., G. Stephen
                    Felker, John F. Maypole and T. Wayne Spraggins (incorporated by reference to Exhibit 10.11 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
   10.10    --      Avondale Incorporated Stock Option Plan (incorporated by
                    reference to Exhibit 10.12

                    To Avondale Incorporated's Registration Statement on Form
                    S-4, File No. 333-5455-01).
   10.11    --      Avondale Mills, Inc. Associate Profit Sharing and Savings
                    Plan (incorporated by Reference to Exhibit 10.13 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.12    --      Avondale Mills, Inc. Fiscal 1999 Management Incentive Plan
                    for G. Stephen Felker.
   10.13    --      Avondale Mills, Inc. Fiscal 1999 Management Incentive Plan
                    for Jack R. Altherr, Jr.
   10.14    --      Avondale Mills, Inc. Fiscal 1999 Management Incentive Plan
                    for T. Wayne Spraggins.
   10.15    --      Avondale Mills, Inc. Fiscal 1999 Management Incentive Plan
                    for Keith Hull.
   10.16    --      Avondale Mills, Inc. Fiscal 1999 Management Incentive Plan
                    for Bill Henry.
   10.17    --      Phantom Unit Awards to G. Stephen Felker (incorporated by
                    reference to Exhibit 10.19 To Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
   10.18    --      Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
   10.19    --      Phantom Unit Awards to T. Wayne Spraggins (incorporated
                    by reference to Exhibit 10.23 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.20    --      Phantom Unit Awards to Keith M. Hull (incorporated by
                    reference to Exhibit 10.19 To Avondale Incorporated's 1996
                    Annual Report on Form 10-K,File No. 33-68412).
   10.21    --      Supply Agreement dated March 31, 1996 between the Company
                    and C.H. Patrick & Co., Inc. (incorporated by reference to
                    Exhibit 10.24 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 33-5455-01).
   10.22    --      Avondale Incorporated Stock Option Plan for Non-Employee
                    Directors, Dated April 10, 1997 (incorporated by reference to Exhibit 10.23 to Avondale Incorporated's 1997 Annual
                    Report on Form 10-K, File No. 33-68412).
   12.1     --      Computation of Ratio of Earnings to Fixed Charges.
   27       --      Financial Data Schedule (for SEC use only).

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

                                   AVONDALE INCORPORATED

                                   By: /s/ G. STEPHEN FELKER
                                   -------------------------
                                   Name: G. Stephen Felker
                                   Title: Chairman of the Board,
                                              President and
                                          Chief Executive Officer

Date: November 4, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

NAME                                                         TITLE                         DATE
----                                                         -----                         ----
/s/  G. STEPHEN FELKER                           Chairman of the Board,          November 4, 1999
----------------------                           President and Chief Executive
G. Stephen Felker                                Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/  JACK R. ALTHERR, JR.                        Vice Chairman, Chief            November 4, 1999
-------------------------                        Financial Officer and
Jack R. Altherr, Jr.                             Director

DIRECTORS:

/s/  DALE J. BODEN                               Director                        November 4, 1999
------------------
Dale J. Boden

/s/  ROBERT B. CALHOUN                           Director                        November  4, 1999
----------------------
Robert B. Calhoun

/s/  KENNETH H. CALLAWAY                         Director                        November  4, 1999
------------------------
Kenneth H. Callaway

/s/  HARRY C. HOWARD                             Director                        November  4, 1999
--------------------
Harry C. Howard

/s/  C. LINDEN LONGINO, JR.                      Director                        November  4, 1999
---------------------------
C. Linden Longino, Jr.

/s/  JOHN P. STEVENS                             Director                        November  4, 1999
--------------------
John P. Stevens

                                INDEX TO EXHIBITS

EXHIBIT                                                                          SEQUENTIALLY
NUMBER                         DESCRIPTION OF EXHIBITS                           NUMBERED PAGE
------                         -----------------------                           -------------
    2.1      --     Asset Purchase Agreement, dated March 31, 1996 among
                    Avondale Incorporated, Avondale Mills, Inc., Graniteville
                    Company and Triarc Companies, Inc. (incorporated by
                    Reference to Exhibit 2.1 to the Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
    3.1      --     Restated and Amended Articles of Incorporation of
                    Avondale Incorporated (incorporated by reference to Exhibit
                    3.1 to Avondale Incorporated's Registration Statement on
                    Form S-4, File No. 333-5455-01).
    3.2      --     Bylaws of Avondale Incorporated (incorporated by
                    reference to Exhibit 3.2 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
    4.1      --     Indenture for the Notes between Avondale Incorporated,
                    Avondale Mills, Inc. and The Bank of New York, as Trustee
                    (incorporated by reference to Exhibit 4.1 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
    4.2      --     Amended and Restated Credit Agreement, dated as of April
                    29, 1996, among Avondale Mills, Inc., the Banks listed
                    therein and Wachovia Bank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
    4.3      --     Amended and Restated Security Agreement, dated April 29,
                    1996, between Avondale Mills, Inc. and Wachovia Bank, N.A., as Agent for the Banks which are Parties to the Amended and
                    Restated Credit Agreement (incorporated by reference to
                    Exhibit 4.4 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No.
                    333-5455-01).
    4.4      --     Amended and Restated Parent Guaranty, dated April 29,
                    1996, executed by Avondale Incorporated in favor of Wachovia
                    Bank, N.A., as Agent for the Banks Which are parties to the
                    Amended and Restated Credit Agreement (incorporated by
                    Reference to Exhibit 4.5 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
    4.5      --     Amended and Restated Stock Pledge Agreement, dated April
                    29, 1996, between Wachovia Bank, N.A., as Agent for the
                    Banks which are parties to the Amended and Restated Credit
                    Agreement, and Avondale Incorporated (incorporated by
                    reference to Exhibit 4.6 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No.
                    333-5455-01).
    4.6      --     Agreement to Provide Certain Debt Instruments to the
                    Commission upon Request (incorporated by reference to
                    Exhibit 4.7 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 333-5455-01).
    4.7      --     Third Amendment to Credit Agreement, dated August 27,
                    1999, among Avondale Mills, Inc., the Banks listed therein and Wachovia Bank, N.A., as Agent.
    4.8      --     Amendments to Letter of Credit Agreements, dated October
                    19, 1999, between and among Avondale Incorporated, Avondale
                    Mills, Inc. and SunTrust Bank, Atlanta related to Industrial
                    Development Board refunding revenue bonds issued to finance improvements at four Company manufacturing facilities.
   10.1      --     Receivables Purchase Agreement, dated April 29, 1996,
                    among Avondale Mills, Inc., as Servicer, and Avondale
                    Receivables Company (incorporated by reference to Exhibit
                    10.1 to Avondale Incorporated's Registration Statement on
                    Form S-4, File No. 333-5455-01).
   10.2      --     Pooling and Servicing Agreement, dated April 29, 1996,
                    among Avondale Receivables Company, Avondale Mills, Inc. and
                    Manufacturers and Traders Trust Company (incorporated by
                    reference to Exhibit 10.2 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
   10.3      --     Amendment No. 1 to Pooling and Service Agreement and
                    Receivables Purchase Agreement; Dated November 21, 1997,
                    among Avondale Receivables Company, Avondale Mills, Inc.,

EXHIBIT                                                                          SEQUENTIALLY
NUMBER                         DESCRIPTION OF EXHIBITS                           NUMBERED PAGE
------                         -----------------------                           -------------
                    And Manufacturers and Traders Trust Company. (Incorporated
                    by reference to Exhibit 10.3 to Avondale Incorporated's 1998
                    Annual Report on Form 10-K, File No. 33-68412).
   10.4      --     Amended and Restated Series 1996-1 Supplement to the
                    Pooling and Servicing Agreement, Dated November 21, 1997,
                    among Avondale Receivables Company, Avondale Mills, Inc. And
                    Manufacturers and Traders Trust Company. (Incorporated by
                    reference to Exhibit 10.4 to Avondale Incorporated's 1998
                    Annual Report on Form 10-K, File No. 33-68412).
   10.5      --     Amended and Restated Certificate Purchase Agreement,
                    dated November 21, 1997, among Avondale Receivables Company,
                    Avondale Mills, Inc., the purchasers described therein And
                    First National Bank of Chicago, as Agent. (Incorporated by
                    reference to Exhibit 10.5 to Avondale Incorporated's 1998
                    Annual Report on Form 10-K, File No. 33-68412).
   10.6      --     Registration Rights Agreement, dated April 29, 1996
                    between Avondale Incorporated And the Persons listed therein
                    (incorporated by reference to Exhibit 10.8 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.7      --     Shareholders Agreement, dated April 29, 1996 among
                    Avondale Incorporated, the Investors listed therein, the
                    Shareholders listed therein and Clipper Capital Partners,
                    L.P., in its capacity as Purchaser Representative under the
                    Agreement (incorporated by reference to Exhibit 10.9 to
                    Avondale Incorporated's Registration Statement on Form S-4,
                    File No. 333-5455-01).
   10.8      --     Post-Merger Stock Transfer and Repurchase Agreement,
                    dated August 27, 1993 by and Among Avondale Incorporated,
                    Metropolitan Life Insurance Company, 1985 Merchant
                    Investment Partnership, Merchant LBO, Inc., G. Stephen
                    Felker, John F. Maypole and Jack R. Altherr, Jr.
                    (incorporated by reference to Exhibit 10.10 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.9      --     Post-Merger Stock Transfer and Repurchase Agreement,
                    dated August 27, 1993 by and Among Avondale Incorporated,
                    Metropolitan Life Insurance Company, 1985 Merchant
                    Investment Partnership, Merchant LBO, Inc., G. Stephen
                    Felker, John F. Maypole and T. Wayne Spraggins (incorporated by reference to Exhibit 10.11 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
   10.10     --     Avondale Incorporated Stock Option Plan (incorporated by
                    reference to Exhibit 10.12 To Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
   10.11     --     Avondale Mills, Inc. Associate Profit Sharing and Savings
                    Plan (incorporated by Reference to Exhibit 10.13 to Avondale
                    Incorporated's Registration Statement on Form S-4, File
                    No. 333-5455-01).
   10.12     --     Avondale Mills, Inc. Fiscal 1999 Management Incentive Plan
                    for G. Stephen Felker.
   10.13     --     Avondale Mills, Inc. Fiscal 1999 Management Incentive Plan
                    for Jack R. Altherr, Jr.
   10.14     --     Avondale Mills, Inc. Fiscal 1999 Management Incentive
                    Plan for T. Wayne Spraggins.
   10.15     --     Avondale Mills, Inc. Fiscal 1999 Management Incentive Plan
                    for Keith Hull.
   10.16     --     Avondale Mills, Inc. Fiscal 1999 Management Incentive Plan
                    for Bill Henry.
   10.17     --     Phantom Unit Awards to G. Stephen Felker (incorporated by
                    reference to Exhibit 10.19
                    To Avondale Incorporated's Registration Statement on Form
                    S-4, File No. 333-5455-01).
   10.18     --     Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
   10.19     --     Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit 10.23 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).
   10.20     --     Phantom Unit Awards to Keith M. Hull (incorporated by
                    reference to Exhibit 10.19 To Avondale Incorporated 's 1996
                    Annual Report on Form 10-K,File No. 33-68412).
   10.21     --     Supply Agreement dated March 31, 1996 between the Company
                    and C.H. Patrick & Co., Inc. (incorporated by reference to
                    Exhibit 10.24 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 33-5455-01).

EXHIBIT                                                                          SEQUENTIALLY
NUMBER                         DESCRIPTION OF EXHIBITS                           NUMBERED PAGE
------                         -----------------------                           -------------
   10.22     --     Avondale Incorporated Stock Option Plan for Non-Employee
                    Directors, Dated April 10, 1997 (incorporated by reference to Exhibit 10.23 to Avondale Incorporated's 1997 Annual
                    Report on Form 10-K, File No. 33-68412).
   12.1      --     Computation of Ratio of Earnings to Fixed Charges.
    27       --     Financial Data Schedule (for SEC use only).

----------

         (b)      Reports on Form 8-K

                  Not applicable.

         (c) See Item 14(a)(3) and separate Index to Exhibits attached hereto.