Form 10-Q
period 1999-11-26
AVONDALE INC
filed 2000-01-05
CIK 911634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED NOVEMBER 26, 1999
                                                   -----------------

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Description                   As Of                    Shares Outstanding
--------------------          ---------------               ------------------
Class A Common Stock          January 2, 2000               11,718,184  Shares
Class B Common Stock          January 2, 2000                  978,939  Shares


================================================================================

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART  I  -  FINANCIAL INFORMATION (UNAUDITED)

        Item 1:     Financial Statements

                    Condensed Consolidated Balance Sheets at August 27, 1999 and November 26, 1999........        1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    November 27, 1998 and November 26, 1999...............................................        2

                    Condensed Consolidated Statements of Cash Flows for the  Thirteen Weeks Ended
                    November 27, 1998 and November 26, 1999...............................................        3

                    Notes to Condensed Consolidated Financial Statements..................................        4

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................        7

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................        9

PART  II  -  OTHER INFORMATION


        Item 1:     Legal Proceedings ....................................................................       10

        Item 2:     Changes in Securities and Use of Proceeds.............................................       10

        Item 3:     Defaults upon Senior Securities.......................................................       10

        Item 4:     Submission of Matters to a Vote of Security Holders...................................       10

        Item 5:     Other Information.....................................................................       10

        Item 6:     Exhibits and Reports on Form 8-K......................................................       10

        Signature   ......................................................................................       11

PART I  -  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  AUG. 27,        NOV. 26,
                                                                    1999           1999
                                                                 ---------       ---------
                                     ASSETS
Current assets
  Cash                                                           $   8,545       $   4,882
  Accounts receivable, less allowance for doubtful accounts
     of $2,615 in fiscal 1999 and $2,893 in fiscal 2000             49,948          50,858
  Inventories                                                      106,559         117,607
  Prepaid expenses                                                   1,070             903
                                                                 ---------       ---------
     Total current assets                                          166,122         174,250


Property, plant and equipment
  Land                                                               8,510           8,510
  Buildings                                                         84,515          85,140
  Machinery and equipment                                          469,274         476,359
                                                                 ---------       ---------
                                                                   562,299         570,009
  Less accumulated depreciation                                   (306,318)       (316,684)
                                                                 ---------       ---------
                                                                   255,981         253,325
Other assets                                                        17,629          19,711
                                                                 ---------       ---------
                                                                 $ 439,732       $ 447,286
                                                                 =========       =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               $  30,773       $  30,964
  Accrued compensation, benefits and related expenses               18,378          20,212
  Other accrued expenses                                            22,366          19,457
  Long-term debt due in one year                                     3,250           3,250
  Income taxes payable                                               3,411           8,428
                                                                 ---------       ---------
     Total current liabilities                                      78,178          82,311

Long-term debt                                                     216,275         214,325
Deferred income taxes and other long-term liabilities               40,283          40,496
Shareholders' equity
  Preferred stock
     $.01 par value; 10,000 shares authorized                           --              --
  Common stock
     Class A, $.01 par value; 100,000 shares
        authorized, 11,702 issued and outstanding                      117             117
     Class B, $.01 par value; 5,000 shares
        authorized, 979 issued and outstanding                          10              10
  Capital in excess of par value                                    39,835          39,923
  Retained earnings                                                 65,034          70,104
                                                                 ---------       ---------
     Total shareholders' equity                                    104,996         110,154
                                                                 ---------       ---------

                                                                 $ 439,732       $ 447,286
                                                                 =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      13 WEEKS ENDED
                                                  ----------------------
                                                  NOV. 27,      NOV. 26,
                                                    1998          1999
                                                  --------      --------

Net sales                                         $223,519      $202,873

Operating costs and expenses
    Cost of goods sold                             186,035       165,469
    Depreciation                                    10,534        10,437
    Selling and administrative expenses             10,829         9,924
                                                  --------      --------

       Operating income                             16,121        17,043

Interest expense                                     5,654         5,287
Discount and expenses on sale of receivables         1,703         1,339
Other expense, net                                     263           158
                                                  --------      --------

     Income before income taxes                      8,501        10,259

Provision for income taxes                           3,275         4,020
                                                  --------      --------

       Net income                                 $  5,226      $  6,239
                                                  ========      ========


Per share data:
       Net income-basic                           $    .41      $    .49
                                                  ========      ========

       Net income-diluted                         $    .40      $    .48
                                                  ========      ========

       Dividends declared                         $    .10      $    .10
                                                  ========      ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     13 WEEKS ENDED
                                                                -----------------------
                                                                NOV. 27,       NOV. 26,
                                                                  1998           1999
                                                                --------       --------
Operating activities
    Net income                                                  $  5,226       $  6,239
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                           10,704         10,579
          Provision for (benefit of) deferred income taxes           843           (868)
          Gain on sale of equipment                                  (11)            (1)
          Changes in operating assets and liabilities             (2,909)        (1,701)
                                                                --------       --------

            Net cash provided by operating activities             13,853         14,248

Investing activities
    Purchases of property, plant and equipment                   (14,836)        (7,782)
    Proceeds from sale of property, plant and equipment               16              1
                                                                --------       --------

            Net cash used in investing activities                (14,820)        (7,781)

Financing activities
    Net borrowings (payments) on revolving line of credit         13,650         (1,950)
    Sale of accounts receivable, net                             (14,000)        (7,000)
    Issuance of common stock                                          --             88
    Dividends paid                                                (1,268)        (1,268)
                                                                --------       --------

            Net cash used in financing activities                 (1,618)       (10,130)

Decrease in cash                                                  (2,585)        (3,663)

Cash at beginning of period                                        9,259          8,545
                                                                --------       --------

            Cash at end of period                               $  6,674       $  4,882
                                                                ========       ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 26, 1999



         1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the "Company"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The August 27, 1999 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 27, 1999 Audited Consolidated Financial Statements.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen weeks ended November 26, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2000.


         2. Inventories: Components of inventories are as follows (amounts in thousands):


                                                          AUG 27,      NOV. 26,
                                                           1999          1999
                                                         --------      --------

         Finished goods                                  $ 28,519      $ 45,756
         Work in process                                   44,541        40,195
         Raw materials                                     20,907        18,816
         Dyes and chemicals                                 5,537         5,885
                                                         --------      --------
         Inventories at FIFO                               99,504       110,652

         Less allowance to reduce carrying value to
              LIFO basis                                       --            --
                                                         --------      --------
                                                           99,504       110,652
         Supplies at average cost                           7,055         6,955
                                                         --------      --------

                                                         $106,559      $117,607
                                                         ========      ========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                NOVEMBER 26, 1999


         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at November 26, 1999 and the related impact on the statement of income for the thirteen weeks then ended has been determined using estimated quantities and costs as of the fiscal 2000 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.


         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

                                                                    THIRTEEN WEEKS ENDED
                                                                   -----------------------
                                                                   NOV. 27,       NOV. 26,
                                                                     1998           1999
                                                                   --------       --------

             Weighted average shares outstanding - basic             12,677         12,679
             Effect of employee stock options                           279            189
                                                                  ---------       --------
             Weighted average shares outstanding - diluted           12,956         12,868
                                                                  =========       ========


         4. Segment Information: Condensed segment information is as follows (amounts in thousands):

                                                        THIRTEEN WEEKS ENDED
                                                    ---------------------------
                                                     NOV. 27,         NOV. 26,
                                                       1998              1999
                                                    ---------         ---------
         Revenues:
            Apparel fabrics                         $ 161,458         $ 148,140
            Greige and specialty fabrics               17,952            19,005
            Yarns                                      50,448            51,405
                                                    ---------         ---------
                                                      229,858           218,550
              Less intersegment sales                   6,339            15,677
                                                    ---------         ---------
               Total                                $ 223,519         $ 202,873
                                                    =========         =========

         Income:
            Apparel fabrics                         $  19,874         $  21,982
            Greige and specialty fabrics                2,356             2,210
            Yarns                                       2,987             2,014
            Unallocated                                (9,096)           (9,163)
                                                    ---------         ---------
               Total operating income                  16,121            17,043
            Interest expense                            5,654             5,287
            Discount and expenses on sale of
               receivables                              1,703             1,339
            Other expense, net                            263               158
                                                    ---------         ---------
               Income before income taxes           $   8,501         $  10,259
                                                    =========         =========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                NOVEMBER 26, 1999



         5. Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management's estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company's future results of operations or financial condition.

         For discussion of certain legal proceedings to which the Company is a party, see Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 1999. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation, other than as referenced above, that management, in consultation with legal counsel, believes would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 26, 1999 Compared to Thirteen Weeks Ended November 27, 1998

         NET SALES. Net sales decreased 9.2% to $202.9 million for the thirteen weeks ended November 26, 1999 from $223.5 million for the thirteen weeks ended November 27, 1998. Global supply of textile and apparel products continued to exceed demand, creating highly competitive market conditions worldwide. As a result, weak foreign economies continued to direct their production to the U.S. consumer, increasing the importation of textile and apparel products into the domestic marketplace. In response, the Company was able to take advantage of its sourcing flexibility to increase its consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics and, accordingly, minimize the detrimental effects of underutilized manufacturing capacity. The Company expects these conditions to continue for several months and adversely impact sales in the second quarter of fiscal 2000.

         Apparel fabric sales decreased 8.2% to $148.1 million for the thirteen weeks ended November 26, 1999 from $161.4 million for the thirteen weeks ended November 27, 1998. The decline in sales reflected a 1.6% decrease in yards sold and a 6.7% decrease in average selling prices. The Company's unit shipments were adversely impacted during the thirteen weeks ended November 26, 1999 as major customers corrected excess fabric and garment inventories and deferred the delivery of fabric orders. Additionally, imports of khaki and other sportswear fabrics from Asia continued to add to the supply imbalance, increasing competitive pressures on the pricing of apparel fabrics. Declines in selling prices were experienced across the board, but particularly for denim where market conditions remain highly competitive.

         Greige and specialty fabric sales increased 2.0% to $13.7 million for the thirteen weeks ended November 26, 1999 from $13.4 million for the thirteen weeks ended November 27, 1998. The increase in sales reflected a 1.2% increase in units sold and a 0.8% increase in average selling prices. Development of new fabric offerings accounted for the improvement. Concurrent with the improvement in sales, internal production of greige fabrics for consumption within the Company's apparel fabric operation was also increased, allowing better utilization of greige fabric manufacturing capacity.

     Yarn sales decreased 15.8% to $41.0 million for the thirteen weeks ended November 26, 1999 from $48.7 million for the thirteen weeks ended November 27, 1998, reflecting a 9.0% decrease in pounds sold and a 7.4% decrease in average selling prices. The decline in pounds sold was the result of the Company's decision to significantly increase its consumption of internally produced yarn within its fabric weaving operations, following the closing of two higher cost yarn spinning operations. The combination of increased internal yarn consumption and reduction in overall yarn spinning capacity resulted in significant improvement in the utilization of the Company's remaining yarn manufacturing capacity. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the industry and continued imports of yarn and knitted apparel from Asia.

         COST OF GOODS SOLD. Cost of goods sold decreased 11.1% to $165.5 million for the thirteen weeks ended November 26, 1999 from $186.0 million for the thirteen weeks ended November 27, 1998. Cost of goods sold as a percentage of net sales decreased to 81.6% for the thirteen weeks ended November 26, 1999 from 83.2% for the thirteen weeks ended November 27, 1998. The improvement in cost of goods sold reflected more favorable raw material costs, improved capacity utilization and unit cost reductions achieved through plant management programs and capital expenditure projects.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased 8.4% to $9.9 million for the thirteen weeks ended November 26, 1999 from $10.8 million for the thirteen weeks ended November 27, 1998, primarily reflecting continued efforts to reduce internal and external selling expenses commensurate with the decline in the Company's sales. Selling and administrative expenses as a percentage of net sales increased to 4.9% for the thirteen weeks ended November 26, 1999 from 4.8% for the thirteen weeks ended November 27, 1998.

         INTEREST EXPENSE, NET. Interest expense, net decreased 6.5% to $5.3 million for the thirteen weeks ended November 26, 1999 from $5.7 million for the thirteen weeks ended November 27, 1998, reflecting the lower average balance of borrowings outstanding in the current fiscal quarter.


         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.3 million for the thirteen weeks ended November 26, 1999 compared to $1.7 million for the thirteen weeks ended November 27, 1998. The decrease was primarily attributable to a net decrease in the amount of accounts receivable sold under the securitization facility.


         PROVISION FOR INCOME TAXES. Provision for income taxes increased to $4.0 million for the thirteen weeks ended November 26, 1999 from $3.3 million for the thirteen weeks ended November 27, 1998, reflecting the increase in income before income taxes. The Company's effective income tax rate was 39.2% for the thirteen weeks ended November 26, 1999 compared to 38.5% for the thirteen weeks ended November 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $14.2 million for the thirteen weeks ended November 26, 1999. Principal working capital changes included a $6.1 million decrease in accounts receivable and an $11.0 million increase in inventories. Investing activities were predominantly equipment purchases and plant improvements of $7.8 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $2.0 million net payment under the revolving line of credit, payment of $1.3 million in dividends on outstanding common stock and payment of $7.0 million due to the decrease in accounts receivable sold under the securitization facility.

                  At November 26, 1999, the Company had borrowings of $84.3 million outstanding under its revolving line of credit and $115.7 million of borrowing availability thereunder.

                  The Company's capital expenditures, aggregating $7.8 million for the thirteen weeks ended November 26, 1999, were primarily used to fund the modernization of a fabric finishing facility in South Carolina and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 2000 will be approximately $38.0 million, and that such amounts will be used primarily to continue the improvement of fabric finishing and to purchase yarn spinning equipment.

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

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):



                                                                  13 WEEKS ENDED
                                                             ----------------------
                                                             NOV. 27,       NOV. 26,
                                                               1998           1999
                                                             -------        -------

         Net income                                          $ 5,226        $ 6,239
         Interest expense                                      5,654          5,287
         Discount and expenses on sale of receivables          1,703          1,339
         Provision for income taxes                            3,275          4,020
         Depreciation and amortization                        10,704         10,579
         Net change in allowance to reduce carrying
              value of inventory to LIFO basis                    --             --
                                                             -------        -------

         EBITDA                                              $26,562        $27,464
                                                             =======        =======



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For discussion of certain market risks related to the Company see Part II,
Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for fiscal year ended August 27, 1999.

                              AVONDALE INCORPORATED



  PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  None


Item 2.           Changes in Securities and Use of Proceeds

                  None


Item 3.           Defaults upon Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The Company held its Annual Meeting of Shareholders on November 18, 1999.

                  (b) Eight directors were elected at the Annual Meeting to serve until the Annual Meeting of Shareholders in 2000. The names of these Directors are as follows:
                           G. Stephen Felker
                           Jack R. Altherr, Jr.
                           Dale J. Boden
                           Robert B. Calhoun
                           Kenneth H. Callaway
                           Harry C. Howard
                           C. Linden Longino, Jr.
                           John P. Stevens

                  (c) The Company had outstanding shares of Class A Common Stock and Class B Common Stock having an aggregate of 31,281,164 votes entitled to be cast at the Annual Meeting. Of such aggregate outstanding votes, 208,577 votes were not present at the Annual Meeting in person or by proxy. The remaining outstanding 31,072,587 votes were present at the Annual Meeting in person or by proxy and voted unanimously for the 8 directors that were elected at the Annual Meeting. There were no abstentions or broker non-votes and no votes were withheld.

Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27.      Financial Data Schedule (for SEC use only)

                  (b)      Reports on Form 8-K

                           1. On October 19, 1999, the Company filed a current report on Form 8-K regarding its press release announcing sales and earnings for the fiscal year ended August 27, 1999.

                                    SIGNATURE





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                AVONDALE INCORPORATED



                           By:  /s/  JACK R. ALTHERR, JR.
                                ---------------------------------------------
                                Jack R. Altherr, Jr.
                                Vice Chairman and Chief Financial Officer







Date:      January 5, 2000
           ---------------