Form 10-Q
period 2000-02-25
AVONDALE INC
filed 2000-04-05
CIK 911634

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED FEBRUARY 25, 2000
                                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                    ----------    ----------

                        COMMISSION FILE NUMBER 33-68412

                                   ---------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Description                              As Of                             Shares Outstanding
   --------------------                     -------------                         ------------------
   Class A Common Stock                     April 3, 2000                         11,718,184 Shares
   Class B Common Stock                     April 3, 2000                            978,939 Shares

===============================================================================

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART  I  -  FINANCIAL INFORMATION  (UNAUDITED)

        Item 1:     Financial Statements

                    Condensed Consolidated Balance Sheets at August 27, 1999 and February 25, 2000........        1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    February 26, 1999 and February 25, 2000...............................................        2

                    Condensed Consolidated Statements of Income for the Twenty-Six Weeks Ended
                    February 26, 1999 and February 25, 2000...............................................        3

                    Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
                    February 26, 1999 and February 25, 2000...............................................        4

                    Notes to Condensed Consolidated Financial Statements..................................        5

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................        8

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................       12

PART  II  -  OTHER INFORMATION

        Item 1:     Legal Proceedings ....................................................................       13

        Item 2:     Changes in Securities and Use of Proceeds.............................................       13

        Item 3:     Defaults upon Senior Securities.......................................................       13

        Item 4:     Submission of Matters to a Vote of Security Holders...................................       13

        Item 5:     Other Information.....................................................................       13

        Item 6:     Exhibits and Reports on Form 8-K......................................................       13

        Signature   ......................................................................................       14

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   AUG. 27,           FEB. 25,
                                                                                     1999               2000
                                                                                  ----------        -----------
                                                      ASSETS
Current assets
    Cash                                                                          $    8,545        $     3,601
    Accounts receivable, less allowance for doubtful accounts
       of $2,615 in fiscal 1999 and $3,106 in fiscal 2000                             49,948             49,351
    Inventories                                                                      106,559            121,305
    Prepaid expenses                                                                   1,070              1,859
                                                                                  ----------        -----------
       Total current assets                                                          166,122            176,116

Property, plant and equipment
    Land                                                                               8,510              8,510
    Buildings                                                                         84,515             85,412
    Machinery and equipment                                                          469,274            478,542
                                                                                  ----------        -----------
                                                                                     562,299            572,464
    Less accumulated depreciation                                                   (306,318)          (326,597)
                                                                                  ----------        -----------

                                                                                     255,981            245,867
Other assets                                                                          17,629             20,999
                                                                                  ----------        -----------

                                                                                  $  439,732        $   442,982
                                                                                  ==========        ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                              $   30,773        $    30,536
    Accrued compensation, benefits and related expenses                               18,378             20,090
    Other accrued expenses                                                            22,366             20,588
    Long-term debt due in one year                                                     3,250              3,250
    Income taxes payable                                                               3,411              7,478
                                                                                  ----------        -----------
       Total current liabilities                                                      78,178             81,942

Long-term debt                                                                       216,275            206,725
Deferred income taxes and other long-term liabilities                                 40,283             40,556
Shareholders' equity
    Preferred stock
       $.01 par value; 10,000 shares authorized                                           --                 --
    Common stock
       Class A, $.01 par value; 100,000 shares
          authorized, 11,718 issued and outstanding                                      117                117
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding                                          10                 10
    Capital in excess of par value                                                    39,835             40,149
    Retained earnings                                                                 65,034             73,483
                                                                                  ----------        -----------
       Total shareholders' equity                                                    104,996            113,759
                                                                                  ----------        -----------

                                                                                  $  439,732        $   442,982
                                                                                  ==========        ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             AVONDALE INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  THIRTEEN WEEKS ENDED
                                                                              ------------------------------
                                                                               FEB. 26,           FEB. 25,
                                                                                 1999               2000
                                                                               ---------         ----------

Net sales                                                                     $  206,509         $  184,247

Operating costs and expenses
    Cost of goods sold                                                           180,049            149,493
    Depreciation                                                                  10,352             10,501
    Selling and administrative expenses                                            9,313              9,774
                                                                              ----------         ----------

       Operating income                                                            6,795             14,479

Interest expense                                                                   5,795              5,417
Discount and expenses on sale of receivables                                       1,419              1,278
Other expense (income), net                                                           16                (30)
                                                                              ----------         ----------

     Income (loss) before income taxes                                              (435)             7,814

Provision for (benefit of) income taxes                                             (115)             3,065
                                                                              ----------         ----------

       Net income (loss)                                                      $     (320)        $    4,749
                                                                              ==========         ==========

Per share data:
       Net income (loss) - basic                                              $     (.03)        $      .37
                                                                              ==========         ==========

       Net income (loss) - diluted                                            $     (.02)        $      .37
                                                                              ==========         ==========

       Dividends declared                                                     $      .10         $      .10
                                                                              ==========         ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             AVONDALE INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 TWENTY-SIX WEEKS ENDED
                                                                              ------------------------------
                                                                               FEB. 26,           FEB. 25,
                                                                                 1999               2000
                                                                              ----------         ----------

Net sales                                                                     $  430,028         $  387,120

Operating costs and expenses
    Cost of goods sold                                                           366,084            314,962
    Depreciation                                                                  20,886             20,938
    Selling and administrative expenses                                           20,142             19,698
                                                                              ----------         ----------

       Operating income                                                           22,916             31,522

Interest expense                                                                  11,449             10,704
Discount and expenses on sale of receivables                                       3,122              2,617
Other expense, net                                                                   279                128
                                                                              ----------         ----------

     Income before income taxes                                                    8,066             18,073

Provision for income taxes                                                         3,160              7,085
                                                                              ----------         ----------

       Net income                                                             $    4,906         $   10,988
                                                                              ==========         ==========

Per share data:
       Net income - basic                                                     $      .39         $      .87
                                                                              ==========         ==========

       Net income - diluted                                                   $      .38         $      .85
                                                                              ==========         ==========

       Dividends declared                                                     $      .20         $      .20
                                                                              ==========         ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             AVONDALE INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  TWENTY-SIX WEEKS ENDED
                                                                              -----------------------------
                                                                               FEB. 26,           FEB. 25,
                                                                                 1999               2000
                                                                              ----------         ----------

Operating activities
    Net income                                                                $    4,906         $   10,988
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                           21,076             21,221
          Provision for deferred income taxes                                     (1,262)            (2,857)
          Loss (gain) on sale of equipment                                             5                 (8)
          Changes in operating assets and liabilities                              2,137              8,303
                                                                              ----------         ----------

            Net cash provided by operating activities                             26,862             37,647

Investing activities
    Purchases of property, plant and equipment                                   (26,988)           (11,190)
    Proceeds from sale of property, plant and equipment                              901                373
                                                                              ----------         ----------

            Net cash used in investing activities                                (26,087)           (10,817)

Financing activities
    Net borrowings (payments) on revolving line of credit
      and long term debt                                                          22,925             (9,550)
    Sale of accounts receivable, net                                             (25,000)           (20,000)
    Issuance of common stock                                                          --                314
    Dividends paid                                                                (2,535)            (2,538)
                                                                              ----------         ----------

            Net cash used in financing activities                                 (4,610)           (31,774)

Decrease in cash                                                                  (3,835)            (4,944)

Cash at beginning of period
                                                                                   9,259              8,545
                                                                              ----------         ----------

            Cash at end of period                                             $    5,424         $    3,601
                                                                              ==========         ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               FEBRUARY 25, 2000



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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the twenty-six weeks ended February 25, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2000.

         The Company's comprehensive income is equal to net income as reported.

         2. Inventories: Components of inventories are as follows (amounts in thousands):

                                                                           AUG. 27,             FEB. 25,
                                                                             1999                 2000
                                                                          ---------             --------

                  Finished goods                                          $ 28,519              $ 48,788

                  Work in process                                           44,541                42,224

                  Raw materials                                             20,907                17,508

                  Dyes and chemicals                                         5,537                 5,854
                                                                          --------              --------
                  Inventories at FIFO                                       99,504               114,374

                  Less allowance to reduce carrying value to
                       LIFO basis                                               --                    --
                                                                          --------              --------
                                                                            99,504               114,374

                  Supplies at average cost                                   7,055                 6,931
                                                                          --------              --------
                                                                          $106,559              $121,305
                                                                          ========              ========

                             AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)
                               FEBRUARY 25, 2000

         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at February 25, 2000 and the related impact on the statement of income for the twenty-six weeks then ended has been determined using estimated quantities and costs as of the fiscal 2000 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

                                                            THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                         --------------------------      ---------------------------
                                                          FEB. 26,       FEB. 25,         FEB. 26,         FEB. 25,
                                                           1999            2000             1999             2000
                                                         ---------       ---------       ----------       ----------

             Weighted average shares outstanding -
                Basic                                       12,677          12,695           12,677           12,687
             Effect of employee stock options                  279             182              279              186
                                                            ------          ------           ------           ------
             Weighted average shares outstanding -
                diluted                                     12,956          12,877           12,956           12,873
                                                            ======          ======           ======           ======

         4. Segment Information: Condensed segment information is as follows (amounts in thousands):

                                                                          TWENTY-SIX WEEKS ENDED
                                                                     -------------------------------
                                                                      FEB. 26,              FEB. 25,
                                                                       1999                  2000
                                                                     --------               --------

                   Revenues:
                       Apparel fabrics                               $309,033               $280,922
                       Greige and specialty fabrics                    35,130                 38,216
                       Yarns                                           95,731                 96,342
                                                                     --------               --------
                                                                      439,894                415,480
                       Less intersegment sales                          9,866                 28,360
                                                                     --------               --------
                           Total                                     $430,028               $387,120
                                                                     ========               ========

                   Income:
                       Apparel fabrics                               $ 34,823               $ 38,175
                       Greige and specialty fabrics                     3,365                  5,012
                       Yarns                                            1,160                  5,454
                        Unallocated                                   (16,432)               (17,119)
                                                                     --------               --------
                           Total operating income                      22,916                 31,522
                       Interest expense                                11,449                 10,704
                       Discount and expenses on sale of
                           receivables                                  3,122                  2,617
                       Other expense, net                                 279                    128
                                                                     --------               --------
                           Income before income taxes                $  8,066               $ 18,073
                                                                     ========               ========

                             AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)
                               FEBRUARY 25, 2000

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

         For discussion of certain legal proceedings to which the Company is a party, see Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 1999 and Part II Other Information,
Item 1 "Legal Proceedings" in this quarterly report on Form 10-Q. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation, other than as referenced above, that management, in consultation with legal counsel, believes would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 25, 2000 Compared to Thirteen Weeks Ended February 26, 1999

         NET SALES. Net sales decreased 10.8% to $184.2 million for the thirteen weeks ended February 25, 2000 from $206.5 million for the thirteen weeks ended February 26, 1999. Global supply of textile and apparel products continued to exceed demand, creating highly competitive market conditions worldwide. As a result, weak foreign economies continued to offer their textile and apparel production to the U.S. market, driving prices down in the Company's principle distribution channels. The Company expects these conditions to continue for several months and adversely impact sales in the third and fourth quarters of fiscal 2000.

         OPERATING INCOME. Operating income increased 113.1% to $14.5 million for the thirteen weeks ended February 25, 2000 from $6.8 million for the thirteen weeks ended February 26, 1999. The Company responded to the intensely competitive market conditions by increasing its consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics and thereby improved capacity utilization and sales rationalization. This improvement in capacity utilization, more favorable raw material costs and unit cost reductions achieved through plant management programs and capital expenditure projects resulted in a 17.0% decline in cost of goods sold to $149.5 million for the thirteen weeks ended February 25, 2000 from $180.0 million for the thirteen weeks ended February 26, 1999. Cost of goods sold as a percentage of net sales decreased to 81.1% for the thirteen weeks ended February 25, 2000 from 87.2% for the thirteen weeks ended February 26, 1999.

         Selling and administrative expenses increased 5.0% to $9.8 million for the thirteen weeks ended February 25, 2000 from $9.3 million for the thirteen weeks ended February 26, 1999, primarily reflecting increased accrual of certain associate benefits and performance based incentives corresponding to the improvement in operating income for the period. Largely offsetting these increased accruals were continued reductions of internal and external selling expenses commensurate with the decline in the Company's sales. Selling and administrative expenses as a percentage of net sales increased to 5.3% for the thirteen weeks ended February 25, 2000 from 4.5% for the thirteen weeks ended February 26, 1999.

         SEGMENT PERFORMANCE. Apparel fabrics sales decreased 10.0% to $132.8 million for the thirteen weeks ended February 25, 2000 from $147.6 million for the thirteen weeks ended February 26, 1999. The decline in sales reflected a 5.1% decrease in yards sold and a 5.2% decrease in average selling prices. The Company's unit shipments were adversely impacted during the thirteen weeks ended February 25, 2000 as some major customers deferred delivery of fabric orders, and imports of fabrics and apparel from Asia continued to add to the supply imbalance. Declines in average selling prices were most significant for denim fabrics, where market conditions are most competitive. Operating income for apparel fabrics increased 8.4% to $16.2 million for the thirteen weeks ended February 25, 2000 from $14.9 million for the thirteen weeks ended February 26, 1999. The improvement in operating income was due to lower raw material costs and continued reduction of manufacturing costs.

         Greige and specialty fabrics sales increased 11.8% to $19.2 million for the thirteen weeks ended February 25, 2000 from $17.2 million for the thirteen weeks ended February 26, 1999. The increase in sales reflected a 17.4% increase in units sold and a 4.8% decrease in average selling prices. Unit sales of specialty fabrics experienced significant improvement during the thirteen weeks ended February 25, 2000 while capacity utilization within the greige fabrics operation benefited from increased production of yarns for consumption within the apparel fabrics operation. Operating income for greige and specialty fabrics increased 177.7% to $2.8 million for the thirteen weeks ended February 25, 2000 from $1.0 million for the thirteen weeks ended February 26, 1999 reflecting higher unit sales, lower raw material costs and continued reduction of manufacturing costs.

         Yarns sales decreased 0.8% to $44.9 million for the thirteen weeks ended February 25, 2000 from $45.3 million for the thirteen weeks ended February 26, 1999, reflecting a 10.3% increase in pounds sold and a 10.1% decrease in average selling prices. Although the Company's decision to significantly increase its consumption of internally produced yarns within its fabrics operations resulted in a decline in outside yarn sales, the improvement in capacity utilization generated the 10.3% improvement in overall yarn volume. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns increased to $3.4 million for the thirteen weeks ended February 25, 2000 from a loss of $1.8 million for the thirteen weeks ended February 26, 1999. Operating income was positively impacted by lower raw material costs and unit cost reductions related to the improved capacity utilization.

         Intersegment sales increased 259.6% percent to $12.7 million for the thirteen weeks ended February 25, 2000 from $3.5 million for the thirteen weeks ended February 26, 1999, primarily reflecting the significant increase in consumption of internally produced yarns within the Company's fabrics operations.

         INTEREST EXPENSE, NET. Interest expense, net decreased 6.5% to $5.4 million for the thirteen weeks ended February 25, 2000 from $5.8 million for the thirteen weeks ended February 26, 1999, reflecting the lower average balance of borrowings outstanding during the thirteen weeks ended February 25, 2000.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.3 million for the thirteen weeks ended February 25, 2000 compared to $1.4 million for the thirteen weeks ended February 26, 1999. The decrease was primarily attributable to a net decrease in the amount of accounts receivable sold under the securitization facility.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased to $3.1 million for the thirteen weeks ended February 25, 2000 from a benefit of $0.1 million for the thirteen weeks ended February 26, 1999, reflecting the increase in income before income taxes. The Company's effective income tax rate was 39.2% for the thirteen weeks ended February 25, 2000.

Twenty-Six Weeks Ended February 25, 2000 Compared to Twenty-Six Weeks Ended February 26, 1999

         NET SALES. Net sales decreased 10.0% to $387.1 million for the twenty-six weeks ended February 25, 2000 from $430.0 million for the twenty-six weeks ended February 26, 1999. Global supply of textile and apparel products continued to exceed demand, creating highly competitive market conditions worldwide. As a result, weak foreign economies continued to offer their textile and apparel production to the U.S. market, driving prices down in the Company's principle distribution channels. The Company expects these conditions to continue for several months and adversely impact sales in the third and fourth quarters of fiscal 2000.

         OPERATING INCOME. Operating income increased 37.6% to $31.5 million for the twenty-six weeks ended February 25, 2000 from $22.9 million for the twenty-six weeks ended February 26, 1999. In response to the intensely competitive market conditions, the Company significantly increased its consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics and thereby improved capacity utilization and sales rationalization. This improvement in capacity utilization, more favorable raw material costs and unit cost reductions achieved through plant management programs and capital expenditure projects resulted in a 14.0% decline in cost of goods sold to $315.0 million for the twenty-six weeks ended February 25, 2000 from $366.1 million for the twenty-six weeks ended February 26, 1999. Cost of goods sold as a percentage of net sales decreased to 81.4% for the twenty-six weeks ended February 25, 2000 from 85.1% for the twenty-six weeks ended February 26, 1999.

         Selling and administrative expenses decreased 2.2% to $19.7 million for the twenty-six weeks ended February 25, 2000 from $20.1 million for the twenty-six weeks ended February 26, 1999, primarily reflecting continued efforts to reduce internal and external selling expenses commensurate with the decline in the Company's sales. Selling and administrative expenses as a percentage of net sales increased to 5.1% for the twenty-six weeks ended February 25, 2000 from 4.7% for the twenty-six weeks ended February 26, 1999.

         SEGMENT PERFORMANCE. Apparel fabrics sales decreased 9.1% to $280.9 million for the twenty-six weeks ended February 25, 2000 from $309.0 million for the twenty-six weeks ended February 26, 1999. The decline in sales reflected a 3.3% decrease in yards sold and a 6.1% decrease in average selling prices. The Company's unit shipments were adversely impacted during the twenty-six weeks ended February 25, 2000 as some major customers deferred delivery of fabric orders, and imports of fabrics and apparel from Asia continued to add to the supply imbalance. Declines in average selling prices were experienced across the board, but particularly for denim fabrics where market conditions are most competitive. Operating income for apparel fabrics increased 9.6% to $38.2 million for the twenty-six weeks ended February 25, 2000 from $34.8 million for the twenty-six weeks ended February 26, 1999. The improvement in operating income was largely due to lower unit costs achieved through improved capacity utilization, plant management programs and capital expenditure projects.

         Greige and specialty fabrics sales increased 8.8% to $38.2 million for the twenty-six weeks ended February 25, 2000 from $35.1 million for the twenty-six weeks ended February 26, 1999. The increase in sales reflected a 10.4% increase in units sold and a 1.4% decrease in average selling prices. Unit sales of specialty fabrics experienced significant improvement during the twenty-six weeks ended February 25, 2000 while capacity utilization within the greige fabrics operation benefited from increased production of yarns for consumption within the apparel fabrics operation. Operating income for greige and specialty fabrics increased 49.0% to $5.0 million for the twenty-six weeks ended February 25, 2000 from $3.4 million for the twenty-six weeks ended February 26, 1999, reflecting higher unit sales, lower raw material costs and continued reduction of manufacturing costs.

         Yarns sales increased 0.6% to $96.3 million for the twenty-six weeks ended February 25, 2000 from $95.7 million for the twenty-six weeks ended February 26, 1999, reflecting a 10.6% increase in pounds sold and a 9.0% decrease in average selling prices. Although the Company's decision to significantly increase its consumption of internally produced yarns within its fabrics operations resulted in a decline in outside yarn sales, the improvement in capacity utilization generated the 10.6% improvement in overall yarn volume. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns increased to $5.5 million for the twenty-six weeks ended February 25, 2000 from $1.2 million for the twenty-six weeks ended February 26, 1999. Operating income was positively impacted by lower raw material costs and unit cost reductions related to the improved capacity utilization.

         Intersegment sales increased 187.5% percent to $28.4 million for the twenty-six weeks ended February 25, 2000 from $9.9 million for the twenty-six weeks ended February 26, 1999, primarily reflecting the significant increase in consumption of internally produced yarns within the Company's fabrics operations.

         INTEREST EXPENSE, NET. Interest expense, net decreased 6.5% to $10.7 million for the twenty-six weeks ended February 25, 2000 from $11.4 million for the twenty-six weeks ended February 26, 1999, reflecting the lower average balance of borrowings outstanding during the twenty-six weeks ended February 25, 2000.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $2.6 million for the twenty-six weeks ended February 25, 2000 compared to $3.1 million for the twenty-six weeks ended February 26, 1999. The decrease was primarily attributable to a net decrease in the amount of accounts receivable sold under the securitization facility.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased to $7.1 million for the twenty-six weeks ended February 25, 2000 from $3.2 million for the twenty-six weeks ended February 26, 1999, reflecting the increase in income before income taxes. The Company's effective income tax rate was 39.2% for the twenty-six weeks ended February 25, 2000 and for the twenty-six weeks ended February 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $37.6 million for the twenty-six weeks ended February 25, 2000. Principal working capital changes included a $20.6 million decrease in accounts receivable and a $14.8 million increase in inventories. Investing activities were predominantly equipment purchases and plant improvements of $11.2 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $9.6 million net payment under the revolving line of credit, payment of $2.5 million in dividends on outstanding common stock and payment of $20.0 million due to the decrease in accounts receivable sold under the securitization facility.

         At February 25, 2000, the Company had borrowings of $77.7 million outstanding under its revolving line of credit and $122.3 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $11.2 million for the twenty-six weeks ended February 25, 2000, were primarily used to fund the modernization of a fabric finishing facility in South Carolina and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 2000 will be approximately $35.0 million, and that such amounts will be used primarily to continue the improvement of fabric finishing and to purchase yarn spinning equipment.

         Management believes that cash generated from operations, together with borrowings available under its revolving line of credit and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

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

FORWARD LOOKING STATEMENTS

         Statements herein regarding the Company's anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Act of 1993 and Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on sales prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting raw material costs. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                                             TWENTY-SIX WEEKS ENDED
                                                                         ------------------------------
                                                                         FEB. 26,              FEB. 25,
                                                                           1999                  2000
                                                                         --------              --------

          Net income ......................................              $  4,906              $ 10,988
          Interest expense ................................                11,449                10,704
          Discount and expenses on sale of receivables ....                 3,122                 2,617
          Provision for income taxes ......................                 3,160                 7,085
          Depreciation and amortization ...................                21,076                21,221
          Net change in allowance to reduce carrying
               value of inventory to LIFO basis ...........                    --                    --
                                                                         --------              --------

          EBITDA ..........................................              $ 43,713              $ 52,615
                                                                         ========              ========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For discussion of certain market risks related to the Company see Part II, Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for fiscal year ended August 27, 1999.

                             AVONDALE INCORPORATED

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminates into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other pecuniary loss. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         3.3 Amended and Restated By-laws of Avondale Incorporated, adopted as of January 17, 2000.

         27.      Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AVONDALE INCORPORATED


                               By:  /S/  JACK R. ALTHERR, JR.
                                    -------------------------------------------
                                    Jack R. Altherr, Jr.
                                    Vice Chairman and Chief Financial Officer


Date: April 5, 2000
      -------------