Form 10-Q
period 2000-05-26
AVONDALE INC
filed 2000-07-10
CIK 911634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MAY 26, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Description                 As Of               Shares Outstanding
       -----------                 -----               ------------------
   Class A Common Stock         July 3, 2000           11,566,994  Shares
   Class B Common Stock         July 3, 2000              978,939  Shares

================================================================================

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION (UNAUDITED)

        Item 1:     Financial Statements

                    Condensed Consolidated Balance Sheets at August 27, 1999 and May 26, 2000.............        1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    May 28, 1999 and May 26, 2000.........................................................        2

                    Condensed Consolidated Statements of Income for the Thirty-Nine Weeks Ended
                    May 28, 1999 and May 26, 2000.........................................................        3

                    Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
                    May 28, 1999 and May 26, 2000.........................................................        4

                    Notes to Condensed Consolidated Financial Statements..................................        5

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................        8

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................       12

PART II - OTHER INFORMATION

        Item 1:     Legal Proceedings ....................................................................       13

        Item 2:     Changes in Securities and Use of Proceeds.............................................       13

        Item 3:     Defaults upon Senior Securities.......................................................       13

        Item 4:     Submission of Matters to a Vote of Security Holders...................................       13

        Item 5:     Other Information.....................................................................       13

        Item 6:     Exhibits and Reports on Form 8-K......................................................       13

        Signature   ......................................................................................       14

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             AUG. 27,         MAY 26,
                                                                               1999            2000
                                                                            ----------      ----------
                                                ASSETS
Current assets
    Cash                                                                    $    8,545      $    3,268
    Accounts receivable, less allowance for doubtful accounts
       of $2,615 in fiscal 1999 and $3,364 in fiscal 2000                       49,948          56,129
    Inventories                                                                106,559         107,826
    Prepaid expenses                                                             1,070           2,027
                                                                            ----------      ----------
       Total current assets                                                    166,122         169,250

Property, plant and equipment
    Land                                                                         8,510           8,500
    Buildings                                                                   84,515          85,698
    Machinery and equipment                                                    469,274         486,632
                                                                            ----------      ----------
                                                                               562,299         580,830
    Less accumulated depreciation                                             (306,318)       (336,549)
                                                                            ----------      ----------
                                                                               255,981         244,281
Other assets                                                                    17,629          26,211
                                                                            ----------      ----------

                                                                            $  439,732      $  439,742
                                                                            ==========      ==========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                        $   30,773      $   32,221
    Accrued compensation, benefits and related expenses                         18,378          24,762
    Other accrued expenses                                                      22,366          18,716
    Long-term debt due in one year                                               3,250           2,250
    Income taxes payable                                                         3,411           6,786
                                                                            ----------      ----------
       Total current liabilities                                                78,178          84,735

Long-term debt                                                                 216,275         192,700
Deferred income taxes and other long-term liabilities                           40,283          41,067
Shareholders' equity
    Preferred stock
       $.01 par value; 10,000 shares authorized                                     --              --
    Common stock
       Class A, $.01 par value; 100,000 shares authorized;
          issued and outstanding - 11,698 shares in 1999 and
          11,608 shares in 2000                                                    117             116
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding                                    10              10
    Capital in excess of par value                                              39,835          39,800
    Retained earnings                                                           65,034          81,314
                                                                            ----------      ----------
       Total shareholders' equity                                              104,996         121,240
                                                                            ----------      ----------

                                                                            $  439,732      $  439,742
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

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THIRTEEN WEEKS ENDED
                                                           --------------------------
                                                             MAY 28,         MAY 26,
                                                              1999            2000
                                                           ----------      ----------

Net sales                                                  $  221,601      $  225,621

Operating costs and expenses
    Cost of goods sold                                        192,015         181,671
    Depreciation                                               10,971          10,457
    Selling and administrative expenses                         8,619          10,002
                                                           ----------      ----------

       Operating income                                         9,996          23,491

Interest expense                                                6,061           5,049
Discount and expenses on sale of receivables                    1,177           1,382
Other expense, net                                                179             216
                                                           ----------      ----------

    Income before income taxes                                  2,579          16,844

Provision for income taxes                                        920           6,110
                                                           ----------      ----------

       Net income                                          $    1,659      $   10,734
                                                           ==========      ==========

Per share data:
       Net income - basic                                  $      .13      $      .85
                                                           ==========      ==========

       Net income - diluted                                $      .13      $      .84
                                                           ==========      ==========

       Dividends declared                                  $      .10      $      .10
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

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THIRTY-NINE WEEKS ENDED
                                                            -----------------------
                                                             MAY 28,        MAY 26,
                                                              1999           2000
                                                            --------      ---------

Net sales                                                   $651,629       $612,741

Operating costs and expenses
    Cost of goods sold                                       558,100        496,633
    Depreciation                                              31,857         31,395
    Selling and administrative expenses                       28,761         29,701
                                                            --------       --------

       Operating income                                       32,911         55,012

Interest expense                                              17,510         15,754
Discount and expenses on sale of receivables                   4,299          3,999
Other expense, net                                               457            342
                                                            --------       --------

     Income before income taxes                               10,645         34,917

Provision for income taxes                                     4,080         13,195
                                                            --------       --------

       Net income                                           $  6,565       $ 21,722
                                                            ========       ========

Per share data:
       Net income-basic                                     $    .52       $   1.71
                                                            ========       ========

       Net income-diluted                                   $    .51       $   1.69
                                                            ========       ========

       Dividends declared                                   $    .30       $    .30
                                                            ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THIRTY-NINE WEEKS ENDED
                                                                            --------------------------
                                                                              MAY 28,         MAY 26,
                                                                               1999            2000
                                                                            ----------      ----------

Operating activities
    Net income                                                              $    6,565      $   21,722
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                         32,129          31,836
          Benefit of deferred income taxes                                      (1,396)         (2,324)
          Loss (gain) on sale of equipment                                         777             (82)
          Changes in operating assets and liabilities                           16,728            (763)
                                                                            ----------      ----------

            Net cash provided by operating activities                           54,803          50,389

Investing activities
    Purchases of property, plant and equipment                                 (40,580)        (20,148)
    Proceeds from sale of property, plant and equipment                          1,198             534
                                                                            ----------      ----------

            Net cash used in investing activities                              (39,382)        (19,614)

Financing activities
    Net borrowings (payments) on revolving line of credit
      and long term debt                                                         4,125         (24,575)
    Sale of accounts receivable, net                                           (17,000)         (6,000)
    Issuance of common stock                                                        --             314
    Purchase and retirement of treasury stock                                       --          (1,984)
    Dividends paid                                                              (3,803)         (3,807)
                                                                            ----------      ----------

            Net cash used in financing activities                              (16,678)        (36,052)

Decrease in cash                                                                (1,257)         (5,277)

Cash at beginning of period                                                      9,259           8,545
                                                                            ----------      ----------

            Cash at end of period                                           $    8,002      $    3,268
                                                                            ==========      ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  MAY 26, 2000

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirty-nine weeks ended May 26, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2000.

         The Company's comprehensive income is equal to net income as reported.

         2. Inventories: Components of inventories are as follows (amounts in thousands):

                                                                     AUG. 27,         MAY 26,
                                                                       1999            2000
                                                                    ----------      ----------

            Finished goods                                          $   28,519      $   37,124
            Work in process                                             44,541          41,385
            Raw materials                                               20,907          16,329
            Dyes and chemicals                                           5,537           6,201
                                                                    ----------      ----------
            Inventories at FIFO                                         99,504         101,039

            Less allowance to reduce carrying value to
                 LIFO basis                                                 --              --
                                                                    ----------      ----------
                                                                        99,504         101,039
            Supplies at average cost                                     7,055           6,787
                                                                    ----------      ----------

                                                                    $  106,559      $  107,826
                                                                    ==========      ==========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                  MAY 26, 2000

         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at May 26, 2000 and the related impact on the statement of income for the thirty-nine weeks then ended has been determined using estimated quantities and costs as of the fiscal 2000 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

                                                                THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                               ----------------------      -----------------------
                                                                MAY 28,       MAY 26,       MAY 28,       MAY 26,
                                                                 1999          2000          1999          2000
                                                               --------      --------      --------      ---------

            Weighted average shares outstanding -
                basic                                            12,677        12,687        12,677        12,691
            Effect of employee stock options                        279           148           279           148
                                                               --------      --------      --------      --------
            Weighted average shares outstanding -
                diluted                                          12,956        12,835        12,956        12,839
                                                               ========      ========      ========      ========

         4. Segment Information: Condensed segment information is as follows (amounts in thousands):

                                                                 THIRTY-NINE WEEKS ENDED
                                                               ---------------------------
                                                                 MAY 28,          MAY 26,
                                                                  1999             2000
                                                               ----------       ----------
            Revenues:
                Apparel fabrics                                $  469,667       $  451,291
                Greige and specialty fabrics                       54,062           58,950
                Yarns                                             147,614          143,930
                                                               ----------       ----------
                                                                  671,343          654,171
                  Less intersegment sales                          19,714           41,430
                                                               ----------       ----------
                    Total                                      $  651,629       $  612,741
                                                               ==========       ==========

            Income:
                Apparel fabrics                                $   51,053       $   64,120
                Greige and specialty fabrics                        5,000            7,870
                Yarns                                                 348            8,115
                Unallocated                                       (23,490)         (25,093)
                                                               ----------       ----------
                    Total operating income                         32,911           55,012
                Interest expense                                   17,510           15,754
                Discount and expenses on sale of
                    receivables                                     4,299            3,999
                Other expense, net                                    457              342
                                                               ----------       ----------
                    Income before income taxes                 $   10,645       $   34,917
                                                               ==========       ==========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                  MAY 26, 2000

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

         For discussion of certain legal proceedings to which the Company is a party, see Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 1999 and Part II Other Information,
Item 1 "Legal Proceedings" in this quarterly report on Form 10-Q. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation, other than as referenced above, that management, in consultation with legal counsel, believes will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 26, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 28, 1999

         NET SALES. Net sales increased 1.8% to $225.6 million for the thirteen weeks ended May 26, 2000 from $221.6 million for the thirteen weeks ended May 28, 1999, reflecting improved demand for denim and other bottomweight fabrics. While unit sales of denim and bottomweight fabrics strengthened, selling prices for all products remained highly competitive as global supply of textile and apparel products continued to exceed demand. The Company anticipates continued improvement in demand for denim and bottomweight fabrics through the end of the calendar year but product pricing to remain highly competitive.

         OPERATING INCOME. Operating income increased 135.0% to $23.5 million for the thirteen weeks ended May 26, 2000 from $10.0 million for the thirteen weeks ended May 28, 1999. The Company responded to strengthening demand for denim by shifting some weaving capacity from greige fabrics to denim. In addition, the Company continued its increased consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics. These actions improved capacity utilization and sales rationalization. This improvement in capacity utilization, more favorable raw material costs and unit cost reductions achieved through plant management programs and capital expenditure projects resulted in a 5.4% decline in cost of goods sold to $181.7 million for the thirteen weeks ended May 26, 2000 from $192.0 million for the thirteen weeks ended May 28, 1999. Cost of goods sold as a percentage of net sales decreased to 80.5% for the thirteen weeks ended May 26, 2000 from 86.7% for the thirteen weeks ended May 28, 1999.

         Selling and administrative expenses increased 16.1% to $10.0 million for the thirteen weeks ended May 26, 2000 from $8.6 million for the thirteen weeks ended May 28, 1999, primarily reflecting increased accrual of certain associate benefits and performance based incentives corresponding to the improvement in operating income for the period. Selling and administrative expenses as a percentage of net sales increased to 4.4% for the thirteen weeks ended May 26, 2000 from 3.9% for the thirteen weeks ended May 28, 1999.

         SEGMENT PERFORMANCE. Apparel fabrics sales increased 6.0% to $170.4 million for the thirteen weeks ended May 26, 2000 from $160.7 million for the thirteen weeks ended May 28, 1999. The increase in sales reflected an 11.7% increase in yards sold as demand for denim and bottomweight fabrics strengthened. Average selling prices declined 5.2% due to the highly competitive market conditions for denim and other sportswear fabrics. Operating income for apparel fabrics increased 59.9% to $25.9 million for the thirteen weeks ended May 26, 2000 from $16.2 million for the thirteen weeks ended May 28, 1999. The improvement in operating income was due to lower raw material costs and continued reduction of manufacturing costs.

         Greige and specialty fabrics sales increased 9.5% to $20.7 million for the thirteen weeks ended May 26, 2000 from $18.9 million for the thirteen weeks ended May 28, 1999. The increase in sales reflected a 16.1% increase in units sold and a 5.7% decrease in average selling prices. Unit sales of specialty fabrics experienced significant improvement during the thirteen weeks ended May 26, 2000 while capacity utilization within the greige fabrics operation benefited from increased production of yarns for consumption within the apparel fabrics operation. Operating income for greige and specialty fabrics increased 74.8% to $2.9 million for the thirteen weeks ended May 26, 2000 from $1.6 million for the thirteen weeks ended May 28, 1999 reflecting higher unit sales, lower raw material costs and continued reduction of manufacturing costs.

         Yarns sales decreased 8.3% to $47.6 million for the thirteen weeks ended May 26, 2000 from $51.9 million for the thirteen weeks ended May 28, 1999, reflecting a 4.5% increase in pounds sold and a 12.2% decrease in average selling prices. Although the Company's decision to significantly increase its consumption of internally produced yarns within its fabrics operations resulted in a decline in outside yarn sales, the improvement in capacity utilization generated the improvement in overall yarn volume. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns increased to $2.7 million for the thirteen weeks ended May 26, 2000 from a loss of $0.8 million for the thirteen weeks ended May 28, 1999. Operating income was positively impacted by lower raw material costs and unit cost reductions related to the improved capacity utilization.

         Intersegment sales increased 32.8% percent to $13.1 million for the thirteen weeks ended May 26, 2000 from $9.8 million for the thirteen weeks ended May 28, 1999, primarily reflecting the significant increase in consumption of internally produced yarns within the Company's fabrics operations.

         INTEREST EXPENSE, NET. Interest expense, net decreased 16.7% to $5.1 million for the thirteen weeks ended May 26, 2000 from $6.1 million for the thirteen weeks ended May 28, 1999, reflecting the lower average balance of borrowings outstanding during the thirteen weeks ended May 26, 2000.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.4 million for the thirteen weeks ended May 26, 2000 compared to $1.2 million for the thirteen weeks ended May 28, 1999. The increase was primarily attributable to higher discount rates on the accounts receivable sold under the securitization facility as market rates have risen.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased to $6.1 million for the thirteen weeks ended May 26, 2000 from a provision of $0.9 million for the thirteen weeks ended May 28, 1999, reflecting the increase in income before income taxes. The Company's effective income tax rate was 36.3% for the thirteen weeks ended May 26, 2000 compared to 35.6% for the thirteen weeks ended May 28, 1999.

THIRTY-NINE WEEKS ENDED MAY 26, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED MAY 28, 1999

         NET SALES. Net sales decreased 6.0% to $612.7 million for the thirty-nine weeks ended May 26, 2000 from $651.6 million for the thirty-nine weeks ended May 28, 1999. Global supply of textile and apparel products continued to exceed demand, creating highly competitive market conditions worldwide. As a result, weak foreign economies continued to offer their textile and apparel production to the U.S. market, driving prices down in the Company's principal distribution channels. Although the Company expects the recent improvement in demand for denim and bottomweight fabrics to continue through the end of the calendar year, product pricing is expected to remain highly competitive.

         OPERATING INCOME. Operating income increased 67.2% to $55.0 million for the thirty-nine weeks ended May 26, 2000 from $32.9 million for the thirty-nine weeks ended May 28, 1999. In response to the intensely competitive market conditions, the Company significantly increased its consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics and thereby improved capacity utilization and sales rationalization. This improvement in capacity utilization, more favorable raw material costs and unit cost reductions achieved through plant management programs and capital expenditure projects resulted in an 11.0% decline in cost of goods sold to $496.6 million for the thirty-nine weeks ended May 26, 2000 from $558.1 million for the thirty-nine weeks ended May 28, 1999. Cost of goods sold as a percentage of net sales decreased to 81.1% for the thirty-nine weeks ended May 26, 2000 from 85.7% for the thirty-nine weeks ended May 28, 1999.

         Selling and administrative expenses increased 3.3% to $29.7 million for the thirty-nine weeks ended May 26, 2000 from $28.8 million for the thirty-nine weeks ended May 28, 1999, primarily reflecting increased accrual of certain associate benefits and performance based incentives corresponding to the improvement in operating income for the period. Selling and administrative expenses as a percentage of net sales increased to 4.9% for the thirty-nine weeks ended May 26, 2000 from 4.4% for the thirty-nine weeks ended May 28, 1999.

         SEGMENT PERFORMANCE. Apparel fabrics sales decreased 3.9% to $451.3 million for the thirty-nine weeks ended May 26, 2000 from $469.7 million for the thirty-nine weeks ended May 28, 1999. The decline in sales reflected a 1.8% increase in yards sold and a 5.7% decrease in average selling prices. Declines in average selling prices were experienced across the board. The slight improvement in unit shipments reflected the recent improvement in demand for denim and other bottomweight fabrics. Operating income for apparel fabrics increased 25.6% to $64.1 million for the thirty-nine weeks ended May 26, 2000 from $51.1 million for the thirty-nine weeks ended May 28, 1999. The improvement in operating income was largely due to more favorable raw material costs and lower unit costs achieved through improved capacity utilization, plant management programs and capital expenditure projects.

         Greige and specialty fabrics sales increased 9.0% to $59.0 million for the thirty-nine weeks ended May 26, 2000 from $54.1 million for the thirty-nine weeks ended May 28, 1999. The increase in sales reflected a 12.4% increase in units sold and a 3.0% decrease in average selling prices. Unit sales of specialty fabrics experienced significant improvement during the thirty-nine weeks ended May 26, 2000 while capacity utilization within the greige fabrics operation benefited from increased production of yarns for consumption within the apparel fabrics operation. Operating income for greige and specialty fabrics increased 57.4% to $7.9 million for the thirty-nine weeks ended May 26, 2000 from $5.0 million for the thirty-nine weeks ended May 28, 1999, reflecting higher unit sales, lower raw material costs and continued reduction of manufacturing costs.

         Yarns sales decreased 2.5% to $143.9 million for the thirty-nine weeks ended May 26, 2000 from $147.6 million for the thirty-nine weeks ended May 28, 1999, reflecting an 8.4% increase in pounds sold and a 10.1% decrease in average selling prices. Although the Company's decision to significantly increase its consumption of internally produced yarns within its fabrics operations resulted in a decline in outside yarn sales, the improvement in capacity utilization generated the improvement in overall yarn volume. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns increased to $8.1 million for the thirty-nine weeks ended May 26, 2000 from $0.3 million for the thirty-nine weeks ended May 28, 1999. Operating income was positively impacted by lower raw material costs and unit cost reductions related to the improved capacity utilization.

         Intersegment sales increased 110.2% percent to $41.4 million for the thirty-nine weeks ended May 26, 2000 from $19.7 million for the thirty-nine weeks ended May 28, 1999, primarily reflecting the significant increase in consumption of internally produced yarns within the Company's fabrics operations.

         INTEREST EXPENSE, NET. Interest expense, net decreased 10.0% to $15.8 million for the thirty-nine weeks ended May 26, 2000 from $17.5 million for the thirty-nine weeks ended May 28, 1999, reflecting the lower average balance of borrowings outstanding during the thirty-nine weeks ended May 26, 2000.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $4.0 million for the thirty-nine weeks ended May 26, 2000 compared to $4.3 million for the thirty-nine weeks ended May 28, 1999. The decrease was primarily attributable to a net decrease in the amount of accounts receivable sold under the securitization facility, partially offset by higher discount rates on the accounts receivable sold.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased to $13.2 million for the thirty-nine weeks ended May 26, 2000 from $4.1 million for the thirty-nine weeks ended May 28, 1999, reflecting the increase in income before income taxes. The Company's effective income tax rate was 37.8% for the thirty-nine weeks ended May 26, 2000 compared to 38.3% for the thirty-nine weeks ended May 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $50.4 million for the thirty-nine weeks ended May 26, 2000. Principal working capital changes included a $1.3 million increase in inventories, a $1.2 million increase in prepaid expenses and a $2.2 million increase in accrued expenses. Investing activities were predominantly equipment purchases and plant improvements of $20.1 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included proceeds from a $7.5 million industrial revenue bond issue, a $30.1 million net payment against the revolving line of credit, repayment of $2.0 million of long term debt, payment of $3.8 million in dividends on outstanding common stock, purchase and retirement of $2.0 million of treasury stock and payment of $6.0 million due to the decrease in accounts receivable sold under the securitization facility.

         At May 26, 2000, the Company had borrowings of $56.2 million outstanding under its revolving line of credit and $143.8 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $20.1 million for the thirty-nine weeks ended May 26, 2000, were used primarily to continue the modernization of a fabric finishing facility in South Carolina, purchase new high speed air jet looms for a weaving facility in South Carolina and initiate the modernization of a ring spinning facility in Alabama. Management estimates that capital expenditures for the balance of fiscal 2000 will be approximately $15.0 million. In addition, the Company has announced plans to convert two existing open end yarn operations in Alabama and South Carolina to linked ring spinning facilities, purchase new high speed air jet looms for a denim facility in Alabama and complete several smaller modernization projects at an aggregate cost of $115 million, inclusive of the fiscal 2000 capital expenditures. Management expects these projects to be completed by the end of fiscal 2001.

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

FORWARD LOOKING STATEMENTS

         Statements herein regarding the Company's anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Act of 1993 and Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on selling prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting raw material costs. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                                     THIRTY-NINE WEEKS ENDED
                                                                     -----------------------
                                                                      MAY 28,       MAY 26,
                                                                       1999          2000
                                                                     --------      ---------

         Net income                                                  $  6,565      $ 21,721
         Interest expense                                              17,510        15,754
         Discount and expenses on sale of receivables                   4,299         3,999
         Provision for income taxes                                     4,080        13,195
         Depreciation and amortization                                 32,129        31,836
         Net change in allowance to reduce carrying
            value of inventory to LIFO basis                               --            --
                                                                     --------      --------

         EBITDA                                                      $ 64,583      $ 86,505
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

Date: July 7, 2000