Form 10-K405
period 2000-08-25
AVONDALE INC
filed 2000-11-13
CIK 911634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                    FORM 10-K

      (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED AUGUST 25, 2000

                                        OR

         [X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 1, 2000 (based upon the book value per share of Class A Common Stock as of August 25, 2000) was $16,027,098.

         As of November 1, 2000, the registrant had 11,566,337 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.
================================================================================

                               INDEX TO FORM 10-K

                              AVONDALE INCORPORATED

                                                                                        PAGE
                                                                                      REFERENCE
                                                                                      ---------
                                     PART I
Item  1.   Business ...............................................................        2
Item  2.   Properties .............................................................       10
Item  3.   Legal Proceedings ......................................................       10
Item  4.   Submission of Matters to a Vote of Security Holders ....................       11

                                     PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters ..       12
Item  6.   Selected Financial Data ................................................       13
Item  7.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations .............................................       15
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .............       23
Item  8.   Financial Statements and Supplementary Data ............................       24
Item  9.   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure ..........................................       41


                                    Part III

Item 10.   Directors and Executive Officers of the Registrant .....................       42
Item 11.   Executive Compensation .................................................       46
Item 12.   Security Ownership of Certain Beneficial Owners and Management .........       51
Item 13.   Certain  Relationships and Related Transactions ........................       54

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ........       55

                                     PART I

         Unless the context otherwise requires, references herein to the Company refer to Avondale Incorporated and its subsidiaries and any reference to a "fiscal" year of the Company refers to the Company's fiscal year ending on the last Friday in August in such year.

ITEM 1.  BUSINESS

GENERAL

         The Company is one of the largest domestic manufacturers of indigo-dyed denim fabrics, cotton and cotton-blend piece dyed fabrics, and cotton and cotton-blend yarns. The Company operates 23 manufacturing facilities in four southeastern states and is organized in three principal business segments: apparel fabrics, greige and specialty fabrics, and yarns.

         The Company's predecessor was founded in 1895 by the family of G. Stephen Felker, the Company's Chairman, President and Chief Executive Officer. Prior to 1986, the Company's predecessor primarily manufactured and marketed greige fabrics. In July 1986, the Company's predecessor, together with Mr. Felker and certain other investors, acquired Avondale Mills, Inc., now a wholly owned subsidiary of the Company ("Avondale Mills"). The acquisition of Avondale Mills expanded the Company's product line to include yarns and finished fabrics. In April 1996 the Company acquired the assets of the textile business of Graniteville Company and its subsidiaries ("Graniteville"). The acquisition of Graniteville, founded in 1845, enhanced the Company's manufacturing and marketing of cotton and cotton-blend finished fabrics.

DESCRIPTION OF THE BUSINESS

 Products

         Apparel fabrics. The Company's apparel fabrics consist of cotton and cotton-blend fabrics used in the manufacture of jeans, utilitywear, sportswear and other apparel.

         The Company is a leading manufacturer of indigo-dyed denim fabrics used in the production of branded and private label fashion apparel, as well as casual jeans, sportswear and outerwear. The Company develops and manufactures new and innovative colors, textures, weaves and finishes for its customers, which has helped make the Company's denim fabrics a leader in the branded and private label, fashion-oriented segment of the apparel market.

         The Company is one of the largest domestic manufacturers and marketers of fabrics used in the production of utilitywear (principally uniforms and other occupational apparel) for the U.S. rental and retail markets. The Company's utilitywear fabric customers require durable fabrics characterized by long wear and easy care. The Company works closely with customers to develop fabrics with these and other enhanced performance characteristics.

         The Company is a leading manufacturer and marketer of woven cotton piece-dyed fabrics used in the production of sportswear, casual wear and outerwear. Fabrics are produced for customers in a wide variety of styles, colors, textures and weights according to individual customer specifications. The Company's product design staff develops fabric designs that are presented to customers and, once approved, are produced into fabrics to meet customers' specifications.

         Apparel fabrics sales accounted for 67%, 73% and 74%, respectively, of the Company's net sales in fiscal 1998, 1999 and 2000.

         Greige and Specialty Fabrics. The Company produces undyed, unfinished cotton and cotton-blend greige fabrics that are marketed to apparel, home furnishing and industrial products manufacturers. The Company's product design staff works with greige fabric customers to create new fabric styles and constructions, and the Company is able to alter its overall product mix to meet changing customer needs. The Company also has the manufacturing flexibility to maintain high production efficiencies by producing greige fabric for consumption within the apparel fabrics operation.

         The Company produces a variety of specialty fabrics that are marketed to recreational, industrial and military products manufacturers. The Company's specialty products include coated fabrics for awnings, tents, boat covers and life vests. The Company also finishes customers' fabrics on a commission basis, which enables customers to meet short delivery schedules while minimizing inventories.

         The Company's greige and specialty fabrics sales accounted for 8%, 8% and 10%, respectively, of the Company's net sales in fiscal 1998, 1999 and 2000.

         Yarns. The Company is one of the largest domestic producers and marketers of cotton and cotton-blend yarns, which are used internally in the production of woven fabrics or marketed to outside customers in the knitting and weaving industries. The Company's yarns are used in the manufacture of a broad range of items, including apparel (primarily T-shirts, underwear, hosiery, knitted outerwear, denim, and woven and fleece sportswear) and home furnishings. The Company's yarn sales accounted for approximately 27%, 22% and 23%, respectively, of the Company's net sales in fiscal 1998, 1999 and 2000.

         Intersegment Sales. Intersegment sales represent the transfer of yarns and greige fabrics among the three business segments. These items ultimately are consumed in the production of finished products, and therefore are not included in net sales. Intersegment sales accounted for (2%), (4%) and (7%), respectively, of the Company's net sales in fiscal 1998, 1999 and 2000.

Sales and Marketing

         The Company sold apparel fabrics, greige and specialty fabrics, and yarns to approximately 1,200, 200 and 400 customers, respectively, in fiscal 2000. The Company believes it is the leading supplier of denim to V.F. Corporation (the maker of Lee(R), Rider(R), Wrangler(R), Rustler(R), Brittania(R), Red Kap(R), Timbercreek(R), Chic(R), ANd HealthTex(R) brands), with total sales of apparel fabrics and yarns to V.F. Corporation accounting for 15% of the Company's net sales in fiscal 2000. The Company believes that it has a strong working relationship with V.F. Corporation. Other than V.F. Corporation, none of the Company's customers accounted for 10% or more of the Company's net sales in fiscal 2000.

         The Company targets customers who demand a high level of customer service. The Company's two yarn sales offices are located geographically to be close to customers' manufacturing facilities, and its six fabric sales offices are generally located near the headquarters of key customers. Sales associates visit their customers on a regular basis and are primarily responsible for interpreting customers' needs, processing customer orders and interacting with the Company's production scheduling personnel. The Company's sales associates are paid a base salary plus sales incentives to the extent certain performance targets are met. The Company's independent sales representatives are paid on a commission basis.

Manufacturing

         The Company is a vertically integrated manufacturer of yarns and fabrics. Through modernizing its manufacturing facilities, the Company has sought to reduce lead times, lower costs, minimize inventory levels and maximize flexibility to respond to changes in customer demand and market conditions.

         Manufacturing Processes. The Company's manufacturing processes involve producing yarn, dyeing yarn, weaving yarn into fabrics and dyeing and finishing fabrics. The Company's manufacturing plants employ computer control systems to monitor the manufacturing process and computer product testing equipment to measure the quality of the Company's yarns and fabrics.

         The Company's yarn manufacturing operations involve spinning raw cotton and synthetic fibers into cotton and cotton-blend yarns. The Company uses modern carding, drawing, combing, open-end spinning and ring spinning equipment and offers a full line of yarns to respond to varied customer demand. Yarn produced by the Company is either sold to outside customers or used internally in the production of woven fabrics.

         Yarn to be used in the manufacture of apparel fabrics may be dyed using "range" dyeing techniques. The Company weaves dyed or undyed yarn using modern, high-speed looms to manufacture fabrics that have a variety of widths and weaves. The woven fabrics may be piece-dyed and finished according to customer specifications. The Company's dyeing and finishing facilities use a wide range of technologies, including sophisticated computer monitoring and control systems. These systems allow the Company to continuously monitor and control each phase of the dyeing and finishing process, which helps to improve productivity, efficiency, consistency and quality.

         Manufacturing Facilities. The Company currently operates 23 manufacturing facilities in the U.S. Of the Company's manufacturing facilities, nine produce yarn, six manufacture fabrics, four are dyeing facilities and four are engaged in fabric finishing.

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

         - 1998 and 1999 -- Completed expansion of an existing weaving facility in June 1999, which included the installation of technologically advanced slashing equipment and high speed air jet looms for the production of additional greige fabrics to be piece-dyed for sportswear and utilitywear end uses;

         - 1998 and 1999 - Completed construction of a new piece-dyeing range in February 1999, and installed technologically advanced fabric inspection equipment for piece-dyed fabrics;

         - 2000 -- Completed replacement of earlier generation air jet looms with new, high speed air jet looms in November 1999 for production of greige fabrics to be piece dyed for sportswear and utilitywear end uses;

         - 2000 -- Completed modernization of an existing ring spinning facility in August 2000, including the replacement of earlier generation roving, ring spinning and winding equipment with technologically advanced linked ring spinning;

         - 2000 -- Initiated expansion of an existing piece dyed finishing facility, to be completed in January 2001, for the production of additional finished piece dyed fabrics for sportwear and utilitywear end uses; and

         - 2000 -- Began expansion of an existing weaving facility, to be completed in May, 2001, to include the installation of modern air jet looms for the production of additional greige fabrics.

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

         In addition, the Federal Agricultural Improvement and Reform Act of 1996 established certain support programs that, among other things, continue through the year 2002 the three-step competitiveness program established under the 1990 Trade Act. In fiscal 1998 and 1999, the Company received payments from the U.S. Department of Agriculture under these support programs representing the differential between domestic cotton prices and world cotton prices. However, these payments ceased as of December 15, 1998 as financing for the program was exhausted, and tariff-free quotas for the importation of cotton opened in March 1999.

         On October 22, 1999 the Fiscal 2000 Agriculture Appropriations Bill was signed into law, restoring funding of payments effective October 1, 1999 under the three-step competitiveness program and redefining import quota triggers. Accordingly, during fiscal 2000 the Company received renewed payments from the U.S. Department of Agriculture for the differential between domestic cotton prices and world cotton prices for cotton consumed on or after October 1, 1999.

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

         The principal man-made fiber purchased by the Company is polyester. The Company currently purchases substantially all of the man-made fibers used in its products from one supplier, but such fibers are readily available from other suppliers. The Company maintains a limited supply of such fibers in inventory. The Company generally has no difficulty in obtaining sufficient quantities of man-made fibers.

         The Company purchases dyes and chemicals used in its dyeing and finishing processes, and these dyes and chemicals normally have been available in adequate supplies through a number of suppliers. In connection with the acquisition of Graniteville, the Company entered into a 10-year supply agreement (the "Supply Agreement") with C.H. Patrick & Co., Inc. which was subsequently acquired by B.F. Goodrich ("Goodrich"). The Supply Agreement generally stipulates that Goodrich will have the opportunity to provide certain dyes and chemicals utilized by the Company if Goodrich meets certain conditions, including competitive pricing and the ability to provide the applicable dyes and chemicals in accordance with the Company's specifications and delivery requirements. The Supply Agreement is terminable by the Company prior to the end of the 10-year term in the event of a pattern of repeated, material failures by Goodrich to satisfy its obligations with respect to product specifications, delivery schedules or other material terms.

         The Company purchases yarns and greige fabrics to supplement its internal yarn and fabric production, and consumes these products in the production of greige and finished fabrics for its customers. These yarns and greige fabrics are readily available from a number of suppliers.

   Competition

         The textile industry is highly competitive, and no single company is dominant. Management believes that the Company is one of the largest domestic manufacturers of indigo-dyed denim, piece dyed fabrics for utilitywear and sportswear and cotton and cotton-blend yarns. The Company's competitors include large, vertically integrated textile companies and numerous smaller companies. In recent years there has been a trend toward consolidation within certain markets of the textile industry and, within the Company's markets, increases in manufacturing capacity. The primary competitive factors in the textile industry are price, product styling and differentiation, quality, manufacturing flexibility, delivery time and customer service. The importance of these factors is determined by the needs of particular customers and the characteristics of particular products. The failure of the Company to compete effectively with respect to any of these key factors or to keep pace with rapidly changing markets could have a material adverse effect on the Company's results of operations and financial condition.

         Increases in domestic capacity and imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers. The U.S. government attempts to regulate the growth of certain textile and apparel imports by establishing quotas on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the U.S. of (or using) domestic textile components. During fiscal 1999 and 2000, imports of certain textile products into the U.S. increased primarily as a result of declines in consumer demand within Asia, heightened liquidity requirements of Asian textile producers and devaluation of Asian currencies vis-a-vis the U.S. dollar.

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

         On May 2, 2000, the United States passed the Caribbean Basin Initiative ("CBI")/Sub-Saharan Africa Trade Bill. Under the bill, apparel manufactured in the Caribbean and Sub-Saharan regions using yarns or fabrics produced in the United States may be imported to the U.S. duty and quota-free. In effect, this legislation extends the favorable trade terms afforded to Mexico under NAFTA to the Caribbean and Sub-Saharan countries. Management believes that NAFTA parity for the CBI region will have a favorable effect on the Company by providing access to lower cost labor for apparel assembly, making the U.S. a more attractive location for textile sourcing.

 Backlog

         The Company's order backlog was approximately $400 million at August 25, 2000, as compared to approximately $340 million at August 27, 1999. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 25, 2000 are expected to be filled by the end of fiscal 2001.

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

Associates

         At August 25, 2000, the Company had approximately 6,600 associates. None of the Company's associates is covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are good.

ITEM 2.  PROPERTIES

         The Company currently operates 23 manufacturing facilities in the U.S., of which eight are located in Alabama, three are located in North Carolina, three are located in Georgia and nine are located in South Carolina. The Company owns 21 of these facilities and leases two facilities in connection with its issuance of industrial revenue bonds. Of the Company's manufacturing facilities, fourteen of the Company's manufacturing facilities produce yarn, six manufacture fabrics, four are dyeing facilities and four are engaged in fabric finishing. Additionally, the Company operates six warehouses.

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


ITEM 3.  LEGAL PROCEEDINGS

         On March 3, 1993, a case was filed in the Circuit Court of Jefferson County, Alabama by Joe and Darnell Sullivan and Tommy and Stella Fay Gould and other parties against the Alabama Power Company, Russell Corporation, the Company and certain other parties ("Sullivan"). The complaint alleges that the Company and such other parties negligently or willfully discharged industrial wastewater containing hazardous materials, which allegedly damaged the plaintiffs' real properties and caused mental anguish to the plaintiffs. The complaint seeks an award of compensatory and punitive damages. After two years and eleven months of litigation, the plaintiffs amended their complaint to include class action claims and treatment. Although the Trial Court granted class certification, the Supreme Court of Alabama reversed the class certification order, and the case proceeded as to the individual claims of the five plaintiffs.

         On November 17, 1998, the trial court handed down a verdict of $155,200 in compensatory damages and $52,398,000 in punitive damages against the Alabama Power Company, Russell Corporation and the Company, on a joint and several basis, in favor of the plaintiffs. This case is now on appeal to the Supreme Court of Alabama. Oral argument was held in January 2000, and on August 4, 2000, the Alabama Supreme Court issued a 6-3 opinion reversing and ordering a judgment to be entered in favor of the defendants because of plaintiff's failure of proof. The plaintiffs filed an Application for Rehearing on August 18, 2000, and the Company filed its response on September 1, 2000. On October 16, 2000, the Alabama Supreme Court scheduled further limited oral arguments during November 2000 to include all parties except the Alabama Power Company. While the outcome of this case cannot be predicted with certainty, based on currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

         On February 28, 1999, a case was filed in the Circuit Court of Jefferson County, Alabama by Chris and Regina Christian against Russell Corporation, Russell Lands, Inc., Alabama Power, the Company and certain other parties. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered mental anguish, bodily injury and other pecuniary loss. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. This case has been stayed by the trial court pending resolution of the appeals in the Sullivan case. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

         On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. This case has been stayed by the trial court pending resolution of the appeal in the Sullivan case. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

         Avondale Mills, along with Russell Corporation and the municipality of Alexander City, Alabama, was named during fiscal 1998 in two almost identical citizen suits. The first suit, filed on May 18, 1998, was brought pursuant to the federal Clean Water Act ("CWA"). The second suit, filed on August 28, 1998, was brought pursuant to both the CWA and the RCRA. In both lawsuits, the plaintiff has alleged that Avondale Mills' permitted discharges of wastewater from its facility in Alexander City into the waste water treatment plant of Alexander City have indirectly caused the wastewater treatment plant to exceed the effluent limitation imposed upon the treatment plant's discharges into a local body of water, thereby violating the CWA. The plaintiff repeated that claim in the second lawsuit, but also alleged that Avondale Mills also violated RCRA by contributing to the disposal of a hazardous waste in such a manner as to endanger human health or the environment. In September 1998, the cases were consolidated, and the first case filed was designated the "lead case". In each of these cases, Avondale Mills filed motions to dismiss and for summary judgment which it believed to be meritorious. However, prior to the court's ruling on Avondale's motions, the plaintiff moved the court to dismiss the suits. On September 30, 1999, pursuant to the plaintiff's motion, the court dismissed the lead case and terminated the remaining case. The dismissal of these cases was "without prejudice". Concurrent with this litigation, the United States Environmental Protection Agency had initiated an investigation of the possibility of CWA violations at Avondale Mills' facility, and this investigation is continuing at the present time.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         There is no established public trading market for the Company's Class A Common Stock or Class B Common Stock (collectively, "Common Stock"). As of August 25, 2000 there were 130 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $5.1 million and $5.1 million in respect of its outstanding Common Stock during fiscal 1999 and 2000, respectively.

         The Company has issued and outstanding $125 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "Notes") under an Indenture dated as of April 23, 1996 among the Company, Avondale Mills and The Bank of New York, as trustee (the "Indenture"). The Indenture contains certain covenants that could indirectly restrict the Company's ability to pay dividends. As amended effective September 28, 2000, the Company maintains a $125 million revolving credit facility under a loan agreement among Avondale Mills and a syndicate of banks (the "Credit Facility"). The Credit Facility contains certain covenants that could indirectly restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated statement of income data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 25, 2000. Such data were derived from the audited Consolidated Financial Statements of the Company. The audited Consolidated Financial Statements and Notes thereto of the Company for each of the three fiscal years in the period ended August 25, 2000 are included elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

                                                                                      FISCAL YEAR
                                                             ---------------------------------------------------------------
                                                               1996         1997           1998         1999          2000
                                                             ---------    ---------      ---------    ---------    ---------
                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)
Statement of Income Data:
    Net sales .........................................      $   706.2    $ 1,049.5      $ 1,056.1    $   880.9    $   826.6
    Gross profit ......................................           76.9        126.2          137.3         89.7        116.3
    Facility restructuring ............................             --           --            2.7          6.2           --
    Operating income ..................................           44.9         79.0           86.6         45.3         77.9
    Interest expense, net .............................           18.5         26.2           23.3         23.0         20.2
    Discount and expenses on sale of receivables ......            3.7          6.6            7.3          5.6          5.6
    Loss attributable to investment in Oneita .........             --          7.5             --           --           --
    Other (income) expense, net .......................             --          0.8            0.5          0.5          0.5
    Income before income taxes ........................           22.7         37.9           55.4         16.3         51.6
    Provision for income taxes ........................            9.0         15.0           21.1          6.3         18.6
    Net income ........................................           13.6         22.9           34.3         10.0         33.0

Per Share Data:
    Net income - basic ................................      $    1.16    $    1.73      $    2.62    $    0.79    $    2.61
    Net income - diluted ..............................           1.15         1.70           2.58         0.77         2.57
    Dividends declared ................................           0.28         0.28           0.40         0.40         0.40
    Weighted average number of shares outstanding -
       basic ..........................................           11.8         13.3           13.0         12.7         12.7
   Weighted average number of shares outstanding -
       diluted ........................................           11.9         13.5           13.3         12.9         12.8

Balance Sheet Data (at period end):
    Total assets ......................................      $   493.1    $   461.2      $   463.6    $   439.7    $   438.7
    Long-term debt, including current portion .........          303.1        251.3          246.8        219.5        187.7
    Shareholders' equity ..............................           67.5         86.4          100.0        105.0        130.5

Other Data:
    Capital expenditures ..............................      $    33.4    $    32.0      $    66.3    $    50.1    $    30.5
    Depreciation and amortization .....................           30.4         40.8           39.9         42.8         42.8
    EBITDA(1) .........................................           73.4        113.3          126.6         93.9        115.5
    Ratio of EBITDA to interest expense, net and
       discount and expenses on sale of receivables ...            3.3x         3.5x           4.1x         3.3x         4.5x
    Ratio of earnings to fixed charges(2) .............            2.0x         2.1x           2.8x         1.5x         2.9x

------------------

(1)      EBITDA is defined as net income plus (i) provision for income taxes,
         (ii) interest expense, net, (iii) discount and expenses on sale of receivables, (iv) depreciation and amortization, (v) loss attributable to investment in Oneita, (vi) facility restructuring charges and (vii) plus or minus, as the case may be, adjustments to cost of goods sold made under the LIFO inventory valuation method. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA as calculated by the Company is not necessarily comparable with similarly-titled measures proposed by other companies.

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

RESULTS OF OPERATIONS

         The table below sets forth for the periods indicated statement of income data expressed as a percentage of net sales:

                                                                   Fiscal Year
                                                        -----------------------------------
                                                         1998           1999          2000
                                                        -----          -----          -----
Net sales ......................................        100.0%         100.0%         100.0%

    Apparel fabric sales .......................         67.3           72.8           74.5

    Greige and specialty fabric sales ..........          7.7            8.4            9.6

    Yarn sales .................................         26.7           22.4           22.5

    Intersegment sales .........................         (1.7)          (3.6)          (6.6)

Cost of goods sold:

    Raw materials ..............................         46.3           44.3           38.1

    Conversion costs ...........................         37.0           40.7           42.7

        Total ..................................         83.3           85.0           80.8

Depreciation ...................................          3.7            4.8            5.1

Selling and administrative expenses ............          4.5            4.3            4.7

Facility restructuring .........................          0.3            0.7             --

Operating income ...............................          8.2            5.2            9.4

Interest expense, net ..........................          2.2            2.6            2.5

Discount and expenses on sale of receivables ...          0.7            0.6            0.7

Provision for income taxes .....................          2.0            0.7            2.3

Net income .....................................          3.3            1.1            4.0


Fiscal 2000 Compared to Fiscal 1999

         Net Sales. Net sales decreased 6.2% to $826.6 million for fiscal 2000 from $880.9 million for fiscal 1999, as the Company experienced intensely competitive conditions in its markets. Global supply of textile and apparel products continued to exceed demand, creating highly competitive market conditions worldwide. As a result, weak foreign economies continued to offer their textile and apparel production to the U.S. market, driving prices down in the Company's principal distribution channels. The Company expects these conditions to continue, adversely impacting sales during fiscal 2001.

         Operating Income. Operating income increased 71.8% to $77.9 million for fiscal 2000 from $45.3 million for fiscal 1999. In response to the intensely competitive market conditions, the Company significantly increased its consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics and thereby improved capacity utilization and sales rationalization. This improvement in capacity utilization, more favorable raw material costs and unit cost reductions achieved through plant management programs and capital expenditure projects resulted in a 10.8% decline in cost of goods sold to $668.0 million for fiscal 2000 from $748.9 million for fiscal 1999. Cost of goods sold as a percentage of net sales decreased to 80.8% for fiscal 2000 from 85.0% for fiscal 1999.

RESULTS OF OPERATIONS (CONTINUED)

         Selling and administrative expenses increased 1.0% to $38.5 million for fiscal 2000 from $38.1 million for fiscal 1999, primarily reflecting increased accrual of certain associate benefits and performance based incentives corresponding to the improvement in operating income for the period. Selling and administrative expenses as a percentage of net sales increased to 4.7% for fiscal 2000 from 4.3% for fiscal 1999.

         Segment Performance. Apparel fabric sales decreased 4.0% to $615.8 million for fiscal 2000 from $641.2 million for fiscal 1999. The decline in sales reflected a 1.2% increase in yards sold and a 5.1% decrease in average selling prices. Declines in average selling prices were experienced across the board. The slight improvement in unit shipments reflected the recent improvement in demand for denim and other bottomweight fabrics. Operating income for apparel fabrics increased 18.5% to $86.4 million for fiscal 2000 from $72.9 million for fiscal 1999. The improvement in operating income was largely due to more favorable raw material costs and lower unit costs achieved through improved capacity utilization, plant management programs and capital expenditure projects.

         Greige and specialty fabric sales increased 7.2% to $79.0 million for fiscal 2000 from $73.7 million for fiscal 1999. The increase in sales reflected a 12.3% increase in units sold and a 4.5% decrease in average selling prices. Unit sales of specialty fabrics experienced significant improvement during fiscal 2000 while capacity utilization within the greige fabrics operation benefited from increased production of yarns for consumption within the apparel fabrics operation. Operating income for greige and specialty fabrics increased 43.0% to $10.1 million for fiscal 2000 from $7.1 million for fiscal 1999, reflecting higher unit sales, lower raw material costs and continued reduction of manufacturing costs.

         Yarn sales decreased 5.6% to $186.3 million for fiscal 2000 from $197.4 million for fiscal 1999, reflecting a 5.6% increase in pounds sold and a 10.6% decrease in average selling prices. Although the Company's decision to significantly increase its consumption of internally produced yarns within its fabrics operations resulted in a decline in outside yarn sales, the improvement in capacity utilization generated the improvement in overall yarn volume. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns increased to $7.5 million for fiscal 2000 from a loss of $0.1 million for fiscal 1999. Operating income was positively impacted by lower raw material costs and unit cost reductions related to the improved capacity utilization.

         Intersegment sales increased 73.6% percent to $54.5 million for fiscal 2000 from $31.4 million for fiscal 1999, primarily reflecting the significant increase in consumption of internally produced yarns within the Company's fabrics operations.

         Interest Expense, Net. Interest expense, net decreased 12.0% to $20.2 million for fiscal 2000 from $23.0 million for fiscal 1999. This decrease reflected lower average outstanding borrowings during fiscal 2000.

         Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables were $5.6 million for fiscal 2000 and fiscal 1999.

         Provision for Income Taxes. Provision for income taxes increased to $18.6 million for fiscal 2000 from $6.3 million for fiscal 1999, reflecting the increase in income before income taxes. The Company's effective tax declined to 36.0% for fiscal 2000, due to state incentive program credits related to the Company's investments in its manufacturing facilities, compared to 38.5% for fiscal 1999.

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

         Operating Income. Operating income decreased 47.6% to $45.3 million for fiscal 1999 from $86.6 million for fiscal 1998. The Company continued efforts to reduce unit costs through strategic capital expenditure projects. However, reduced capacity utilization and a corresponding reduction in absorption of fixed manufacturing costs resulted in increased unit costs during fiscal 1999. Cost of goods sold decreased 14.8% to $748.9 million for fiscal 1999 from $879.3 million for fiscal 1998. Cost of goods sold as a percentage of net sales increased to 85.0% for fiscal 1999 from 83.3% for fiscal 1998.

         Selling and Administrative Expenses. Selling and administrative expenses decreased 20.7% to $38.1 million for fiscal 1999 from $48.1 million for fiscal 1998. This decrease reflected continued expense reduction efforts, and reduced charges for certain associate benefits and performance based incentives corresponding with the reduced results of operations of the Company for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.3% for fiscal 1999 from 4.5% for fiscal 1998.

         Segment Performance. Apparel fabric sales decreased 9.9% to $641.2 million for fiscal 1999 from $711.6 million for fiscal 1998. This decrease in sales reflected a 5.5% decrease in yards sold and a 4.7% decline in average selling prices for those yards. Although reports of retail sales and consumer preferences indicated that domestic sales of denim jeans continued to demonstrate growth during fiscal 1999, the substantial increase in denim productive capacity worldwide in recent years caused the global supply of denim to far exceed demand. As a result, the market for denim fabrics became very competitive and selling prices declined accordingly. These declines in denim sales were partially offset during fiscal 1999 by growing demand for khaki and other pant-weight fabrics.

         Greige and specialty fabric sales decreased 8.9% to $73.7 million for fiscal 1999 from $80.9 million for fiscal 1998. This decrease reflected a 4.5% decrease in units sold and a 4.6% decrease in average selling prices for those units. The decrease in units sold and average selling prices was primarily the result of softening demand during fiscal 1999 for greige and specialty fabrics in the apparel, tent and marine products industries. The Company also increased its consumption of internally produced greige fabrics in the production of finished apparel fabrics.

         Yarn sales decreased 30.0% to $197.4 million for fiscal 1999 from $282.0 million for fiscal 1998. This decrease reflected a 20.9% decrease in pounds sold and an 11.5% decrease in average selling prices. The decrease in pounds sold was partly the result of the Company's decision to significantly increase its consumption of internally produced yarn within the Company's weaving facilities, thereby reducing dependence on outside yarn sourcing, and to discontinue the operation of higher cost production equipment. Continuing its yarn restructuring efforts, the Company also announced the closing of the yarn spinning operation at its Sibley plant located in Augusta, Georgia. Market demand and pricing for sales yarn remained very competitive during fiscal 1999, reflecting continued excess productive capacity within the industry, a condition that has persisted for several years, and increased imports of yarn and knitted apparel from Asia during fiscal 1998 and 1999.

         Intersegment sales increased 71.0% to $31.4 million for fiscal 1999 from $18.4 million for fiscal 1998, primarily reflecting an increase in consumption of internally produced yarns within the Company's fabrics operations.

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

LIQUIDITY AND CAPITAL RESOURCES

  General

         The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its Credit Facility, proceeds received in connection with sales of trade receivables and proceeds received in connection with the issuance of equity and debt securities. At August 25, 2000, the Company had borrowings of $50.2 million outstanding under the Credit Facility and $149.8 million of borrowing availability thereunder ($74.8 million of borrowing availability as amended effective September 28, 2000). Such borrowings bore interest at a weighted average rate of 7.6% per annum at August 25, 2000. In addition, at August 25, 2000, $125 million aggregate principal amount of the Notes (which are fully and unconditionally guaranteed by the Company) issued by Avondale Mills during fiscal 1996 were outstanding.

Credit Facility

         As amended effective September 28, 2000, the Credit Facility consists of a forty-month revolving line of credit of up to $125 million. Borrowings under the Credit Facility include revolving loans to be provided by the lenders ("Revolver Loans") and up to $12.5 million of revolving swing loans ("Swing Revolver Loans") to be provided by Wachovia Bank, N.A. ("Wachovia"). Interest accrues on Revolver Loans at the Company's option at either LIBOR (adjusted for reserves) plus a specified number of basis points or the base rate, which is the higher of Wachovia's prime rate or the overnight federal funds rate plus 0.5%. Interest accrues on Swing Revolver Loans at the Company's option at either the base rate or at the "set" rate, which shall be an interest rate agreed to by the Company and Wachovia at the time such Swing Revolver Loan is made. In addition, the Company is required to pay certain structuring, administration and funding fees under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets. The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios.

Swap Agreements

         The Company has used interest rate swap agreements to effectively fix the interest rate with respect to a portion of the borrowings outstanding under the Credit Facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the Credit Facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 25, 2000, the Company had swap agreements with notional amounts aggregating $60.0 million, providing an effective weighted average interest rate of 5.5% on that equivalent portion of the outstanding Revolver Loans.

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

         Under the Receivables Securitization Facility, the Company transfers Receivables to a wholly owned, limited-purpose subsidiary of the Company (the "Receivables Company"), which sells the Receivables to a trust (the "Trust"). The Trust issues variable funding certificates to lending or financial institutions or other investors evidencing undivided interests in the assets of the Trust (the "Certificates"). The Receivables Securitization Facility permits draws and repayments on a revolving basis prior to November 15, 2002 or such earlier time as certain events occur (the "Amortization Commencement Date"). The Certificates, which represent beneficial interests in the Trust, entitle the holders thereof to (i) receipt of collections from the Receivables, (ii) all rights of the Company or the Receivables Company in goods, the sale of which gave rise to the Receivables, (iii) all collateral and other arrangements supporting the Receivables, (iv) all rights to proceeds of any of the foregoing held in lock-boxes and bank accounts of the Company or the Receivables Company,
(v) rights and interests of the Receivables Company under the documents for the Receivables Securitization Facility and (vi) all collections and other proceeds of the assets described above. The Certificates represent beneficial interests in the Trust only, and do not represent obligations of, or interests in, and are not guaranteed or insured by, the Receivables Company or the Company. At August 25, 2000, certificates of $86.0 million were outstanding.

         The rate of interest on the Receivables Securitization Facility is tied to the Eurodollar rate (adjusted for any reserves) or Bank One's alternate base rate. The final maturity of the Certificates is expected to occur six months after the Amortization Commencement Date. All collections attributable to the Certificates will be set aside commencing on the Amortization Commencement Date to repay the Certificates in full. Amounts set aside will be applied on a monthly basis to repay the Certificates in full.

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

 Capital Expenditures and Cash Flows Analysis

         The Company's capital expenditures aggregated $30.5 million for fiscal 2000. These expenditures were primarily to continue the modernization of a fabric finishing facility in South Carolina, replace earlier generation air jet looms with new high speed air jet looms at an existing greige weaving facility, install new linked ring spinning equipment in a yarn production facility and purchase other equipment. Management estimates that capital expenditures for fiscal 2001 will be approximately $85 million, and that such amounts will be used primarily to improve fabric finishing, greige weaving and yarn spinning facilities.

         Net cash provided by operating activities was $74.7 million in fiscal 2000. Principal working capital changes included a $2.4 million decrease in accounts receivable, a $7.0 million increase in other assets, primarily deposits on equipment orders, and a $4.7 million increase in accounts payable and accrued expenses. The Company's investing activities were primarily the capital improvements described above. Net cash used in financing activities aggregated $46.3 million, including $5.1 million used to pay dividends on Common Stock, a net reduction in revolver loans and other long term debt of $31.9 million, and a $7.0 million decrease in accounts receivable sold under the securitization facility.

         Net cash provided by operating activities was $99.4 million in fiscal 1999. Principal working capital changes included a $31.5 million decrease in accounts receivable, an $8.1 million decrease in inventories and a $7.0 million decrease in accounts payable and accrued expenses. The Company's investing activities were primarily capital improvements of $50.1 million. Net cash used in financing activities aggregated $51.4 million, including $5.1 million used to pay dividends on Common Stock, a net reduction in revolver loans and other long term debt of $27.3 million, and a $19.0 million decrease in accounts receivable sold under the securitization facility.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company plans to adopt Statement No. 133 in fiscal 2001. Management does not believe the adoption of this statement will have a material effect on the consolidated financial position or results of operations of the Company.

         During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. The Bulletin clarifies basic criteria for the culmination of the earnings process and will be effective for the third quarter of fiscal year 2001. Management does not believe the adoption of Staff Accounting Bulletin 101 will have a material effect on the consolidated financial statements of the Company.

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income", which requires the reporting and display of net income plus other comprehensive income items such as unrealized gains and losses on securities or foreign currency translation adjustments. The adoption of this statement did not have a material impact on the presentation of the Company's condensed consolidated financial statements, as the Company does not have any material other comprehensive income items to report.

         During September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes an earlier statement and enhances the disclosure requirements relating to securitization transactions and collateral. Statement No. 140 is effective for transfers occurring after March 31, 2001. Management is currently assessing the implications of adopting the disclosure requirements of Statement No. 140.

FORWARD LOOKING STATEMENTS.

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

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                                     FISCAL YEAR
                                                      ------------------------------------------
                                                         1998             1999            2000
                                                      ---------         --------        --------
Net income ...................................        $  34,313         $ 10,023        $ 33,003
Interest expense .............................           23,280           22,998          20,249
Discount and expenses on
    sale of receivables ......................            7,342            5,590           5,578
Provision for income taxes ...................           21,125            6,270          18,580
Depreciation and amortization ................           39,887           42,801          42,838
Facility restructuring .......................            2,699            6,240              --
Net change in allowance to reduce carrying
     value of inventory to LIFO basis ........           (2,027)              --          (4,700)
                                                      ---------         --------        --------

EBITDA .......................................        $ 126,619         $ 93,922        $115,548
                                                      =========         ========        ========

         EBITDA as calculated by the Company is not necessarily comparable with similarly-titled measures presented by other companies.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings may affect the Company's earnings. However, the Company's use of interest rate swap agreements will limit the negative impact of higher interest rates. Assuming the revolving credit facility and interest rate swap agreements at August 25, 2000 remain in effect throughout fiscal 2001, a 10% change in the effective average interest rate would not have a material effect on the Company's pretax earnings for fiscal 2001. In addition, a 10% change in interest rates would not have a material effect on the fair value of the Company's interest rate swap agreements and senior subordinated notes.

         Increases or decreases in the market price of cotton may affect the valuation of the Company's inventories and fixed purchase commitments and, accordingly, the Company's earnings. The potential decline in fair value of these inventories and fixed purchase commitments resulting from a 10% decline in market prices is estimated to be approximately $14 to $15 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              AVONDALE INCORPORATED

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 25, 2000


                                                                    PAGE
                                                                    ----
Report of Independent Public Accountants..................           25

Consolidated Balance Sheets...............................           26

Consolidated Statements of Income.........................           27

Consolidated Statements of Shareholders' Equity...........           28

Consolidated Statements of Cash Flows.....................           29

Notes to Consolidated Financial Statements................           30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avondale Incorporated:

         We have audited the accompanying consolidated balance sheets of Avondale Incorporated as of August 27, 1999 and August 25, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 25, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avondale Incorporated at August 27, 1999 and August 25, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 25, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
October 6, 2000

                              AVONDALE INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          AUGUST 28,        AUGUST 25,
                                                                            1999               2000
                                                                          ---------         ---------
                                     ASSETS

 Current assets
  Cash ...............................................................    $   8,545         $   7,867
  Accounts receivable, less allowance for doubtful accounts of
   $2,615 in 1999 and $2,989 in 2000 .................................       49,948            54,531
  Inventories ........................................................      106,559           105,965
  Prepaid expenses ...................................................        1,070             2,100
                                                                          ---------         ---------
      Total current assets ...........................................      166,122           170,463
 Property, plant and equipment
  Land ...............................................................        8,510             8,400
  Buildings ..........................................................       84,515            85,907
  Machinery and equipment ............................................      469,274           494,590
                                                                          ---------         ---------
                                                                            562,299           588,897
  Less accumulated depreciation ......................................     (306,318)         (346,006)
                                                                          ---------         ---------
                                                                            255,981           242,891
Other assets .........................................................       17,629            25,354
                                                                          ---------         ---------
                                                                          $ 439,732         $ 438,708
                                                                          =========         =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ...................................................    $  30,773         $  32,358
  Accrued compensation, benefits and related expenses ................       18,378            23,277
  Other accrued expenses .............................................       22,366            20,618
  Long-term debt due in one year .....................................        3,250             2,500
  Income taxes payable ...............................................        3,411             2,375
                                                                          ---------         ---------
          Total current liabilities ..................................       78,178            81,128
Long-term debt .......................................................      216,275           185,175
Deferred income taxes and other long-term liabilities ................       40,283            41,900
Commitments and contingencies
Shareholders' equity
 Preferred stock
   $.01 par value; 10,000 shares authorized ..........................           --                --
 Common stock

  Class A, $.01 par value; 100,000 shares authorized; issued and
    outstanding -- 11,698 shares in 1999 and 11,565 shares in 2000 ...          117               115
  Class B, $.01 par value; 5,000 shares authorized; issued and
    outstanding -- 979 shares in 1999 and 2000 .......................           10                10
  Capital in excess of par value .....................................       39,835            39,696
  Retained earnings ..................................................       65,034            90,684
                                                                          ---------         ---------
     Total shareholders' equity ......................................      104,996           130,505
                                                                          ---------         ---------
                                                                          $ 439,732         $ 438,708
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

                              AVONDALE INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       FISCAL YEAR ENDED
                                                          -------------------------------------------
                                                          AUGUST 28,       AUGUST 27,      AUGUST 25,
                                                              1998            1999            2000
                                                          ----------        --------        --------
Net sales ........................................        $1,056,103        $880,855        $826,580
 Operating costs and expenses
   Cost of goods sold ............................           879,263         748,910         667,988
   Depreciation ..................................            39,497          42,271          42,250
   Selling and administrative expenses ...........            48,067          38,096          38,474
   Facility restructuring charges ................             2,699           6,240              --
                                                          ----------        --------        --------
       Operating income ..........................            86,577          45,338          77,868
Interest expense .................................            23,280          22,998          20,249
Discounts and expenses on sales of receivables ...             7,342           5,590           5,578
Other expenses, net ..............................               517             457             458
                                                          ----------        --------        --------
   Income before income taxes ....................            55,438          16,293          51,583
Provision for income taxes .......................            21,125           6,270          18,580
                                                          ----------        --------        --------
       Net income ................................        $   34,313        $ 10,023        $ 33,003
                                                          ==========        ========        ========
Per share data
       Net income - basic ........................        $     2.62        $    .79        $   2.61
                                                          ==========        ========        ========
       Net income - diluted ......................        $     2.58        $    .77        $   2.57
                                                          ==========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AVONDALE INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             COMMON STOCK             CAPITAL IN
                                                                         ISSUED        EXCESS OF         RETAINED
                                                         SHARES          AMOUNT        PAR VALUE         EARNINGS
                                                         ------          ------        ---------         --------
Balance at August 27, 1997 .....................         13,269         $   133         $ 41,478         $ 44,751
  Net income ...................................             --              --               --           34,313
  Cash dividends ($0.40 per share) .............             --              --               --           (5,249)
  Purchase and retirement of treasury stock ....           (592)             (6)          (1,643)         (13,733)
                                                         ------         -------         --------         --------
Balance at August 28, 1998 .....................         12,677             127           39,835           60,082
  Net income ...................................             --              --               --           10,023
  Cash dividends ($0.40 per share) .............                                                           (5,071)
                                                         ------         -------         --------         --------
Balance at August 27, 1999 .....................         12,677             127           39,835           65,034
  Net income ...................................             --              --               --           33,003
  Cash dividends ($0.40 per share) .............             --              --               --           (5,062)
  Common stock issued ..........................             22              --              349               --
  Purchase and retirement of treasury stock ....           (155)             (2)            (488)          (2,291)
                                                         ------         -------         --------         --------
Balance at August 25, 2000 .....................         12,544         $   125         $ 39,696         $ 90,684
                                                         ======         =======         ========         ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              AVONDALE INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FISCAL YEAR ENDED
                                                                --------------------------------------------
                                                                AUGUST 28,       AUGUST 27,       AUGUST 25,
                                                                   1998             1999              2000
                                                                ---------        ----------       ----------
Operating activities
 Net income .............................................        $ 34,313         $ 10,023         $ 33,003
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization ........................          39,887           42,801           42,838
   Provision for (benefit of) deferred income taxes .....           6,452           (1,852)           2,181
   Loss (gain) on sale of equipment .....................           1,877            4,183              (99)
   Changes in operating assets and liabilities
    Accounts receivable .................................           5,201           31,549            2,417
    Inventories .........................................           6,173            8,125              594
    Prepaid expenses ....................................             819             (328)          (1,030)
    Other assets and liabilities, net ...................          (1,119)           9,767           (8,878)
    Accounts payable and accrued expenses ...............          (8,339)          (6,957)           4,736
    Income taxes payable ................................          (3,459)           2,066           (1,035)
                                                                 --------         --------         --------
      Net cash provided by operating activities .........          81,805           99,377           74,727
 Investing activities
  Purchase of property, plant and equipment .............         (66,335)         (50,143)         (30,477)
  Proceeds from sale of property, plant and equipment ...             403            1,423            1,416
                                                                 --------         --------         --------
      Net cash used in investing activities .............         (65,932)         (48,720)         (29,061)
 Financing activities
  Payments on long-term debt ............................          (3,250)          (2,250)          (3,250)
  Payments on revolving line of credit, net .............          (1,250)         (25,050)         (36,100)
  Sales of accounts receivable, net .....................          10,000          (19,000)          (7,000)
  Issuance of long-term debt ............................              --               --            7,500
  Issuance of common stock ..............................              --               --              349
  Purchase and retirement of treasury stock .............         (15,382)              --           (2,781)
  Dividends paid ........................................          (5,249)          (5,071)          (5,062)
                                                                 --------         --------         --------
      Net cash used in financing activities .............         (15,131)         (51,371)         (46,344)
                                                                 --------         --------         --------
 Increase (decrease) in cash ............................             742             (714)            (678)
 Cash and cash equivalents at beginning of year .........           8,517            9,259            8,545
                                                                 --------         --------         --------
      Cash and cash equivalents at end of year ..........        $  9,259         $  8,545         $  7,867
                                                                 ========         ========         ========



  The accompanying notes are an integral part of these consolidated financial statements.

                              AVONDALE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 25, 2000

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

         Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. The Company matches 25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $8.1 million, $3.5 million and $7.3 million for fiscal 1998, 1999 and 2000, respectively.

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

         Fair Value of Financial Instruments: The carrying values of cash, accounts receivable, certain other assets, accounts payable and accrued expenses approximate reasonable estimates of their fair values at August 27, 1999 and August 25, 2000. See Note 7 for disclosures related to the fair values of long-term debt and interest rate swap agreements.

         Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (in thousands):

                                                                        1998        1999        2000
                                                                       ------      ------      ------
         Weighted average shares outstanding -
               Basic........................................           13,090      12,677      12,652
         Effect of employee and director stock options......              215         257         174
                                                                       ------      ------      ------
         Weighted average shares outstanding -
               Diluted......................................           13,305      12,934      12,826
                                                                       ======      ======      ======


         Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee and director stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for the stock option grants.

         Comprehensive Income: During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires the reporting and display of net income plus other comprehensive income items such as unrealized gains and losses on securities or foreign currency translation adjustments. The adoption of this statement did not have a material impact on the presentation of the Company's consolidated financial statements, as the Company does not have any material other comprehensive income to report.

         Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company plans to adopt Statement No. 133 in the first quarter of fiscal 2001. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

         During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition", to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. The Bulletin clarifies basic criteria for the culmination of the earnings process and is effective for the third quarter of fiscal year 2001. Management does not believe the adoption of Staff Accounting Bulletin 101 will have a material effect on the consolidated financial statements of the Company.

         During September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes an earlier statement and enhances the disclosure requirements relating to securitization transactions and collateral. Statement No. 140 is effective for transfers occurring after March 31, 2001. Management is currently assessing the implications of adopting the disclosure requirements of Statement No. 140.

         Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the year (10%, 9% and 7% of total revenues in fiscal 1998, 1999 and 2000, respectively) on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company.

         The credit status of each customer is approved and monitored by the Company. Sales to V.F. Corporation and its affiliates represented 16% of net sales for fiscal 1998, 16% of net sales for fiscal 1999, and 15% of net sales for fiscal 2000.

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

         3. Segment Information: The Company operates principally in three segments: apparel fabrics, greige and specialty fabrics and yarns. Apparel fabrics manufactures and markets cotton and cotton-blend fabrics used in the manufacture of jeans, sportswear and utilitywear. Greige and specialty fabrics manufactures and markets a variety of fabrics to apparel, home furnishings, industrial, military and recreational product manufacturers. Yarns manufactures and markets cotton and cotton-blend yarns to customers in the knitting and weaving industries. The unallocated amounts reflect expenses, assets and capital expenditures for centralized transportation, warehouse and administrative services (in thousands).

                                                      1999            2000            1998
                                                  ----------        --------        --------
         Revenues:
              Apparel fabrics ................    $  711,579        $641,201        $615,745
              Greige and specialty fabrics ...        80,931          73,699          79,034
              Yarns ..........................       281,974         197,372         186,335
                                                  ----------        --------        --------
                                                   1,074,484         912,272         881,114
               Less intersegment sales ....           18,381          31,417          54,534
                                                  ----------        --------        --------
                 Total .......................    $1,056,103        $880,855        $826,580
                                                  ==========        ========        ========

                                                    1998            1999            2000
                                                -----------       ---------       ---------
Income:
   Apparel fabrics .......................      $    78,847       $  72,900       $  86,377
   Greige and specialty fabrics ..........            9,826           7,064          10,100
   Yarns .................................           30,257            (125)          7,452
   Unallocated ...........................          (32,353)        (34,501)        (26,061)
                                                -----------       ---------       ---------
      Total operating income .............           86,577          45,338          77,868
   Interest expense ......................           23,280          22,998          20,249
   Discounts and expenses on sales of
        receivables ......................            7,342           5,590           5,578
   Other expenses, net ...................              517             457             458
                                                -----------       ---------       ---------
      Income before income taxes .........      $    55,438       $  16,293       $  51,583
                                                ===========       =========       =========

Identifiable Assets:
   Apparel fabrics .......................      $   322,222       $ 317,549       $ 318,858
   Greige and specialty fabrics ..........           30,600          25,336          24,747
   Yarns .................................           76,951          61,827          63,106
   Unallocated ...........................           33,809          35,020          31,997
                                                -----------       ---------       ---------
      Total ..............................      $   463,582       $ 439,732       $ 438,708
                                                ===========       =========       =========

Depreciation and Amortization:
   Apparel fabrics .......................      $    21,738       $  28,340       $  28,998
   Greige and specialty fabrics ..........            2,843           3,001           3,085
   Yarns .................................           11,031           8,127           7,817
   Unallocated ...........................            4,275           3,333           2,938
                                                -----------       ---------       ---------
      Total ..............................      $    39,887       $  42,801       $  42,838
                                                ===========       =========       =========

Capital Expenditures:
   Apparel fabrics .......................      $    56,913       $  38,844       $  19,228
   Greige and specialty fabrics ..........            1,902             868             710
   Yarns .................................            3,864           7,820           7,847
   Unallocated ...........................            3,656           2,611           2,692
                                                -----------       ---------       ---------
      Total ..............................      $    66,335       $  50,143       $  30,477
                                                ===========       =========       =========

Geographic Sales Information:
   United States .........................      $   985,078       $ 820,274       $ 743,481
   All Other .............................           71,025          60,581          83,099
                                                -----------       ---------       ---------
        Total ............................      $ 1,056,103       $ 880,855       $ 826,580
                                                ===========       =========       =========



         4. Receivables Securitization Facility: On November 21, 1997, the Company executed a 5-year amendment to its April 29, 1996 agreement with a bank (the "Agreement") under which it may sell an undivided interest in a defined pool of revolving trade accounts receivable (the "Receivables") held by Avondale Receivables Company. Under the facility, the Receivables are transferred to a trust at a discount. The trust sells variable funding certificates to lending institutions or other investors representing undivided ownership interests in a defined portion of the Receivables. Such certificates do not represent obligations of, or interests in, and are not guaranteed or insured by, the Company. The proceeds from the issuance of the certificates are remitted to the Company.

         The Company retains a residual interest in the Receivables in an amount equal to the excess of the Receivables over the certificates sold. Such residual interest is included in accounts receivable in the Consolidated Balance Sheets. All losses, credits or other adjustments relating to the Receivables constitute deductions applicable to the Company's residual interest in the Receivables. Accordingly, the Company maintains an allowance for such deductions based upon the expected collectibility of the Receivables. At August 27, 1999 and August 25, 2000, an allowance of $5.0 million and $4.8 million, respectively, related to the Receivables is included in other accrued expenses in the Consolidated Balance Sheets.

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

         Under the Agreement, the trust may issue certificates of up to $120.0 million. Certificates of $93.0 million and $86.0 million, respectively, were outstanding at August 27, 1999 and August 25, 2000. Accounts receivable in the Consolidated Balance Sheets have been reduced by approximately $94.0 million and $87.1 million, respectively, representing the face amount of the outstanding receivables sold at those dates.

         For the fiscal years ended August 28, 1998, August 27, 1999 and August 25, 2000, discounts of $7.3 million, $5.6 million and $5.6 million, respectively, on sales of Receivables have been included in discounts and expenses on sales of receivables in the Consolidated Statements of Income. The Company sells the Receivables as an alternative to incurring additional debt. Viewed on this basis, the Company's ongoing cost of the facility at August 25, 2000 is equal to the Eurodollar rate (adjusted for any reserves) plus 0.40% or the bank's base rate of interest.

         5. Inventories: Components of inventories are as follows (in thousands):

                                                                AUGUST 27,    AUGUST 25,
                                                                    1999         2000
                                                                ----------    ----------
         Finished goods ...................................      $ 28,519      $ 34,179
         Work in process ..................................        44,541        39,462
         Raw materials ....................................        20,907        15,088
         Dyes and chemicals ...............................         5,537         5,872
                                                                 --------      --------
                                                                   99,504        94,601
         Premium to adjust carrying value to LIFO basis ...            --         4,700
                                                                 --------      --------
                                                                   99,504        99,301
         Supplies at average cost .........................         7,055         6,664
                                                                 --------      --------
                                                                 $106,559      $105,965
                                                                 ========      ========

         6. Income Taxes: Provision for income taxes is composed of the following (in thousands):

                                                                1998          1999         2000
                                                            --------      --------     --------
         Current:
           Federal....................................      $ 13,578      $  7,029     $ 14,193
           State......................................         1,095         1,093        2,206
                                                            --------      --------     --------
                                                              14,673         8,122       16,399
         Deferred:
           Federal....................................         5,506        (1,603)       1,888
           State......................................           946          (249)         293
                                                            --------      --------     --------
                                                               6,452        (1,852)       2,181
                                                            --------      --------     --------
                                                            $ 21,125      $  6,270     $ 18,580
                                                            ========      ========     ========


         The following table shows the reconciliation of federal income tax expense at the statutory rate on income before income taxes to reported income tax expense (in thousands):


                                                                      1998         1999        2000
                                                                  --------       ------     -------
         Federal income taxes.................................    $ 19,403       $5,702     $18,055
         State income taxes, net of federal tax benefit.......       1,407          492       1,344
         Other................................................         315           76        (819)
                                                                  --------       ------     -------
                                                                  $ 21,125       $6,270    $ 18,580
                                                                  ========       ======    ========


         The Company made income tax payments of $11.5 million, $4.6 million and $17.3 million during fiscal 1998, 1999 and 2000, respectively.

         Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company's year-end deferred tax liabilities and assets are as follows (in thousands):

                                                                       AUGUST 27,  AUGUST 25,
                                                                          1999        2000
                                                                       ----------  ----------
          Deferred tax liabilities:
           Depreciation......................................            $26,215     $25,710
           Inventory valuation...............................              5,491       7,576
           Goodwill..........................................              2,355       2,214
           Other.............................................              1,600       2,306
                                                                        --------    --------
                                                                          35,661      37,806
          Deferred tax assets:
           Employee benefit programs.........................              9,496       8,948
           Receivable reserves...............................              3,094       3,155
           Other.............................................              1,904       2,356
                                                                        --------    --------
                                                                          14,494      14,459
                                                                        --------    --------
          Net deferred tax liabilities........................          $ 21,167    $ 23,348
                                                                        ========    ========

         7. Long-Term Debt: Long-term debt consists of the following (in thousands):


                                                                       AUGUST        AUGUST 25,
                                                                        1999            2000
                                                                     ---------       ---------
Revolving credit facility, interest tied to banks' base rate or
alternative rates, 6.3% - 9.5% in 2000, due January 2004 .........   $  86,275       $  50,175
Industrial revenue bonds, floating rate, 3.0% - 6.0% in
2000, due in various installments through 2010 ...................       8,250          12,500
Senior subordinated notes, 10.25%, due May 1, 2006 ...............     125,000         125,000
                                                                     ---------       ---------
                                                                       219,525         187,675
Less current portion .............................................      (3,250)         (2,500)
                                                                     ---------       ---------
                                                                     $ 216,275       $ 185,175
                                                                     =========       =========


         The Company maintains a secured revolving credit facility with a group of banks, amended effective September 28, 2000, which provides aggregate borrowing availability of a maximum of $125 million through January 2004. Under the terms of this agreement, the Company can designate an interest rate tied to the Eurodollar rate (adjusted for any reserves) or the banks' base rate, or at alternative rates negotiated with the lead bank, for specified time periods. A commitment fee is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company's assets. Covenants of the credit agreement require the Company to maintain certain cash flow ratios and debt to equity ratios, and contain restrictions on payment of dividends. Under the most restrictive of these covenants, $20.0 million of retained earnings was available for payment of dividends at August 25, 2000.

         The Company uses interest rate swap agreements to effectively convert a portion of its outstanding revolving credit facility and industrial revenue bonds to a fixed rate basis, thus reducing the impact of interest rate changes on future income. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 25, 2000, the Company had interest rate swap agreements with notional amounts aggregating $60 million providing an effective weighted average interest rate of 5.5% on that equivalent portion of the revolving credit facility. These interest rate swap agreements had no significant market value at August 25, 2000. The Company does not anticipate realization of any gain or loss as the interest rate swap agreements are anticipated to remain outstanding through maturity.

         During fiscal 2000, the Company issued $7.5 million of floating rate, industrial revenue bonds in connection with a linked ring spinning modernization program at a facility in Rockford, Alabama. The bonds mature on April 1, 2010 and represent a capital lease obligation which is secured by a letter of credit agreement issued under the revolving credit facility.

         One of the remaining industrial revenue bonds also represents a capital lease obligation. This lease obligation plus the other industrial revenue bonds are secured by letter of credit agreements with a bank. The letter of credit agreements are, in turn, secured by the property, plant and equipment at four plant locations, which had a carrying value of approximately $29.9 million at August 25, 2000. Covenants of the letter of credit agreements substantially adopt the restrictive covenant provisions of the revolving credit facility.

         Avondale Mills has $125 million of 10.25% senior subordinated notes outstanding which mature on May 1, 2006. The notes are unsecured and the guarantee of these notes by the Company is subordinated to all existing and future senior indebtedness of the Company. Interest on the notes is due on May 1 and November 1 of each year. At August 27, 1999 and August 25, 2000, the market value of the notes was approximately $116 million and $119 million, respectively. The Company does not anticipate settlement of the notes at fair value and currently expects the notes to remain outstanding through maturity.

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

         At August 25, 2000, the Company was in compliance with the covenants of the revolving credit facility, subordinated note indenture and letter of credit agreements.

         The carrying value of the Company's revolving credit facility and industrial revenue bonds approximates fair value.

         Aggregate maturities of long-term debt, as amended effective September 28, 2000, are as follows (in thousands):

         2001......................................                 $  2,500
         2002......................................                      500
         2003......................................                    1,000
         2004......................................                   51,175
         2005........................................                     --
         Thereafter through 2010.......................              132,500
                                                                    --------
                                                                    $187,675
                                                                    ========

         In connection with the Company's borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $23.5 million , $21.9 million and $19.3 million in fiscal 1998, 1999 and 2000, respectively.

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

         During fiscal 2000, the Company repurchased approximately 155,000 shares of Class A Common Stock for an aggregate purchase price of $2.8 million, pursuant to offers to sell made by various shareholders.

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

         The Company maintains an employee Stock Option Plan that allows for the grant of non-qualified and incentive stock options. Under this Stock Option Plan, options to purchase up to 1,081,250 shares of Class A Common Stock may be granted to full-time employees, including executive officers of the Company. Activity under the plan is summarized as follows (option shares in thousands):

                                                                      Grant Price Per Share
                                                                  ------------------------------
                                                                  $12.50      $18.00      $19.00
                                                                  ------      ------      ------
   Stock options outstanding at August 29, 1997..................    590         365          --
      Options redeemed at $24.00 to $28.00 per share.............    (85)        (10)         --
      Option forfeited...........................................     --         (30)         --
                                                                  ------      ------      ------
   Stock options outstanding at August 28, 1998 and
      August 27, 1999............................................    505         325          --
      Options granted............................................     --          --         110
      Options exercised .........................................    (30)         --          --
                                                                  ------      ------      ------
   Stock options outstanding at August 25, 2000..................    475         325         110
                                                                  ======      ======      ======

   Average contractural life remaining in years..................    4.3         5.8         9.3
                                                                  ======      ======      ======

   Stock options exercisable at August 25, 2000..................    475         239          --
                                                                  ======      ======      ======


         The exercise prices of the options granted approximated the fair market value of the Company's Common Stock on the dates of grant. In conjunction with the fiscal 1998 stock repurchase described above, certain participants in the Company's Stock Option Plan redeemed options in exchange for an aggregate cash payment of $1.2 million. The Company recorded the cost of the redemption as compensation expense, which is included in selling and administrative expenses. Options forfeited by employees leaving the Company are reinstated as available for grant. All options granted vest ratably over five years and may be exercised for a period of ten years. At August 25, 2000, there were 71,000 stock options available for grant.

         The Company maintains a Stock Option Plan for Non-employee Directors, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 1998, 1999 and 2000, 12,000 non-qualified options were granted in each year at an exercise price of $18.00, $22.00 and $19.00 per share, respectively. At August 25, 2000, 36,000 non-qualified options remain outstanding and exercisable.

Pro forma information regarding the effect on the Company's results of operations, assuming employee and non-employee director stock options had been accounted for under the fair value method of

FAS 123, was calculated using the "minimum value" method which is permitted for companies with nonpublic equity. The following weighted average assumptions were used in these calculations for options granted in fiscal 1998, 1999 and 2000:

               Risk free interest rate..............           5.9%
               Expected dividend yield..............           2.2%
               Expected lives.......................        8 years


         The total value of the options granted during fiscal 1998, 1999 and 2000 was computed as approximately $32,000, $44,000 and $332,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with FAS 123, the reported net income and net income per share would have decreased by the following pro forma amounts (in thousands, except per share data):

                                                          1998         1999         2000
                                                          ----         ----         ----
          Net income:
             As reported.........................        $34,313      $10,023     $33,003
             Pro forma..........................          34,128        9,805      32,413
          Net income per share:
             Basic
                 As reported....................          $ 2.62         $.79      $ 2.61
                 Pro forma.......................           2.61          .77        2.56
             Diluted
                As reported.....................          $ 2.58         $.77      $ 2.57
                Pro forma.......................            2.57          .76        2.53

         Because the accounting provisions of FAS 123 only apply to options granted after December 1995, the pro forma compensation cost presented may not be representative of that to be expected in future years.

         9. Commitments and Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management's estimates of the costs of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on its future results of operations or financial position.

         On March 3, 1993, a case was filed in the Circuit Court of Jefferson County, Alabama by Joe and Darnell Sullivan and Tommy and Stella Fay Gould and other parties against the Alabama Power Company, Russell Corporation, the Company and certain other parties ("Sullivan"). The complaint alleges that the Company and such other parties negligently or willfully discharged industrial wastewater containing hazardous materials, which allegedly damaged the plaintiffs' real properties and caused mental anguish to the plaintiffs. The complaint seeks an award of compensatory and punitive damages. After two years and eleven months of litigation, the plaintiffs amended their complaint to include class action claims and treatment. Although the Trial Court granted class certification, the Supreme Court of Alabama reversed the class certification order, and the case proceeded as to the individual claims of the five plaintiffs.

         On November 17, 1998, the trial court handed down a verdict of $155,200 in compensatory damages and $52,398,000 in punitive damages against the Alabama Power Company, Russell Corporation and the Company, on a joint and several basis, in favor of the plaintiffs. This case is now on appeal to the

Supreme Court of Alabama. Oral argument was held in January 2000, and on August 4, 2000, the Alabama Supreme Court issued a 6-3 opinion reversing the verdict and ordering a judgment to be entered in favor of the defendants due to plaintiff's failure of proof. The plaintiffs filed an Application for Rehearing on August 18, 2000, and the Company submitted its response on September 1, 2000. On October 16, 2000, the Alabama Supreme Court scheduled further limited oral arguments for November 16, 2000 to include all parties except the Alabama Power Company. While the outcome of this case cannot be predicted with certainty, based on currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

         On February 28, 1999, a case was filed in the Circuit Court of Jefferson County, Alabama by Chris and Regina Christian against Russell Corporation, Russell Lands, Inc., Alabama Power, the Company and certain other parties. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered mental anguish, bodily injury and other pecuniary loss. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. This case has been stayed by the trial court pending resolution of the appeals in the Sullivan case. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

         On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. This case has been stayed by the trial court pending resolution of the appeal in the Sullivan case. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

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

         The Company leases certain of its facilities and equipment, primarily a warehouse, several sales offices and computer equipment. Future minimum rental payments required under such leases that have lease terms in excess of one year are as follows (in thousands):

                 2001.......................          $1,651
                 2002.......................           1,295
                 2003.......................           1,143
                 2004.......................           1,059
                 2005.......................             988
                 Thereafter.................           1,518
                                                      ------
                                                      $7,654
                                                      ======


         Rent expense for operating leases totaled $2.6 million, $2.7 million and $2.3 million for fiscal 1998, 1999 and 2000, respectively.

         Commitments for future additions to plant and equipment were approximately $88.5 million at August 25, 2000. Commitments for the purchase of raw materials were approximately $110.4 million at August 25, 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills, are as follows:

NAME                                            AGE    POSITIONS HELD
----                                            ---    --------------
G. Stephen Felker........................        48    Chairman of the Board, President and Chief
                                                          Executive Officer of the Company and
                                                          Avondale Mills
Jack R. Altherr, Jr......................        51    Vice Chairman, Chief Financial Officer, and
                                                          Director of the Company and Avondale
                                                          Mills
T. Wayne Spraggins.......................        63    Vice President of Avondale Mills and
                                                          President, Manufacturing Operations
Keith M. Hull............................        47    Vice President of Avondale Mills and
                                                          President, Marketing and Sales
Craig S. Crockard........................        58    Vice President, Planning and Development of
                                                          Avondale Mills
M. Delen Boyd............................        44    Vice President, Controller of Avondale
                                                          Mills, and Secretary of the Company
                                                          and Avondale Mills
J. Elliott Woodward......................        48    Vice President, Treasurer of Avondale
                                                          Mills, and Assistant Secretary of the
                                                          Company and Avondale Mills
Sharon L. Rodgers........................        44    Vice President, Human Resources of Avondale
                                                          Mills
Kenneth H. Callaway(1)...................        45    Director of the Company and Avondale Mills
Robert B.Calhoun(1)(2)(3)................        58    Director of the Company and Avondale Mills
Harry C. Howard(2).......................        71    Director of the Company and Avondale Mills
C. Linden Longino, Jr.(2)................        64    Director of the Company and Avondale Mills
Dale J. Boden(1).........................        43    Director of the Company and Avondale Mills
John P. Stevens(1).......................        71    Director of the Company and Avondale Mills

---------------

(1)      Member of Compensation Committee.

(2)      Member of Audit Committee.

(3) Mr. Calhoun has been elected a director of the Company pursuant to that certain shareholder's agreement dated as of April 29, 1996 by and among the Company and certain shareholders of the Company.

         G. Stephen Felker has served as Chairman of the Board of the Company since 1992, President and Chief Executive Officer of the Company since 1980, and in various other capacities since 1974. Mr. Felker has served as Chairman of the Board and Chief Executive Officer of Avondale Mills since 1986, when the Company acquired Avondale Mills, and President of Avondale Mills since 1995. Mr. Felker serves as Chairman of the Georgia State Advisory Board of Wachovia Bank, N.A. and is a director of American Fibers and Yarns, Inc.

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

         Robert B. Calhoun has served as a director of the Company since August 1993 and of Avondale Mills since November 1991. He is presently a Managing Director and Co-founder of Monitor Clipper Partners. Mr. Calhoun is also President of Clipper Asset Management Corporation, the sole general partner of The Clipper Group, L.P., a private investment firm, since January 1991, and of Clipper Capital Corporation, the sole general partner of Clipper, an affiliated private investment firm, since 1993. From 1975 to 1991, Mr. Calhoun was a Managing Director of Credit Suisse First Boston Corporation, an investment banking firm. Mr. Calhoun is also a director of Interstate Bakeries Corporation, Travel Centers of America, Inc., and Lord Abbett Family of Funds.

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

         The directors of the Company are elected annually by the shareholders of the Company. During the fiscal year ended August 25, 2000, the Board of Directors of the Company held four meetings.

         The Compensation Committee of the Board of Directors during fiscal 2000 consisted of John P. Stevens, Chairman of the Compensation Committee, Dale J. Boden, Robert B. Calhoun and Kenneth H. Callaway. None of the Members of the Compensation Committee is an employee of the Company. The Compensation Committee's principal responsibilities consist of establishing the compensation for the Company's Named Executive Officers and administering the Company's Stock Option Plan. During the fiscal year ended August 25, 2000, the Compensation Committee held one meeting. See Report on Executive Compensation.

         The Audit Committee of the Board of Directors during fiscal 2000 consisted of Harry C. Howard, Chairman of the Audit Committee, Robert B. Calhoun and C. Linden Longino, Jr. None of the members of the Audit Committee is an employee of the Company. During the fiscal year ended August 25, 2000, the Audit Committee held three meetings.

         The Audit Committee meets with the independent public accountants, management and internal auditors to assure that all are carrying out their respective responsibilities. The Audit Committee reviews the performance and fees of the independent public accountants prior to recommending their appointment, and meets with them, without management present, to discuss the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. Both the independent public accountants and the internal auditors have full access to the Audit Committee. A written charter for the Audit Committee was approved by the Board of Directors effective July 13, 2000.

         During fiscal 2000, the Company paid each non-employee director a quarterly fee of $5,250 plus reimbursement of out-of-pocket expenses.

         The Company adopted a stock option plan for its non-employee directors, effective September 1, 1997, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 1998, 1999, and 2000, 12,000 non-qualified options were granted in each respective year. At August 25, 2000, 36,000 non-qualified options remained outstanding and exercisable.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 2000, 1999 and 1998 by the Company's Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                         ANNUAL COMPENSATION(1)
                                                                         ----------------------
                                                                FISCAL                                 ALL OTHER
NAME AND PRINCIPAL POSITION                                      YEAR      SALARY($)  BONUS($)(2)  COMPENSATION($)(3)
---------------------------                                     ------     ---------  -----------  ------------------
G. Stephen Felker......................................           2000      800,016    1,015,359          7,230
  Chairman of the Board, President and Chief                      1999      800,016      236,898          2,210
  Executive Officer                                               1998      800,016      914,326          7,039

Jack R. Altherr, Jr....................................           2000      342,500      236,327          9,898
  Vice Chairman and Chief Financial Officer                       1999      326,668       54,822          5,133
                                                                  1998      308,340      174,731         10,413

T. Wayne Spraggins.....................................           2000      285,836      190,664         15,030
  Vice President and President,  Manufacturing                    1999      272,516       38,999         10,442
  Operations                                                      1998      258,348      140,016         15,999

Keith M. Hull..........................................           2000      285,836      195,919          8,401
  Vice  President  and  President,  Marketing and                 1999      272,516       38,933          3,705
  Sales                                                           1998      258,348      134,940          9,036

Craig S. Crockard......................................           2000      129,176       53,806          7,188
 Vice President,  Planning and Development                        1999      123,848       10,000          3,737
                                                                  1998      117,340       21,442          8,766

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

(3) Amounts shown reflect for fiscal 1998, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,200 on behalf of each Named Executive Officer, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $5,032 on behalf of each Named Executive Officer and (iii) life insurance premiums of $4,181, $9,767, $2,804 and $2,537 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Crockard, respectively and taxable income of $807 to Mr. Felker, in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 1999, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,200 on behalf of each Named Executive Officer and (ii) life insurance premiums of $3,933, $9,242, $2,505 and $2,534 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Crockard, respectively and taxable income of $1,010 to Mr. Felker in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 2000, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,275 on behalf of Messrs. Felker, Altherr, Spraggins and Hull, respectively, and $1,002 on behalf of Mr. Crockard, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $4,617 on behalf of Messrs. Felker, Altherr, Spraggins and Hull, respectively, and $3,590 on behalf of Mr. Crockard and (iii) life insurance premiums of $4,006, $9,138, $2,509, and $2,596 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Crockard, respectively, and taxable income of $1,339 to Mr. Felker in conjunction with a split dollar insurance agreement.

         Option Grants Table. The table below sets forth certain information relating to options granted during fiscal 2000 to each Named Executive Officer.

                                          OPTION GRANTS TABLE

                                              INDIVIDUAL GRANTS
                           ---------------------------------------------------------       POTENTIAL
                                                                                       REALIZABLE VALUE
                                                                                       AT ASSUMED ANNUAL
                                                % OF TOTAL                              RATES OF STOCK
                                                  OPTIONS                                    PRICE
                                NUMBER OF       GRANTED TO                             APPRECIATION FOR
                               SECURITIES        EMPLOYEES    EXERCISE                    OPTION TERM
                           UNDERLYING OPTIONS    IN FISCAL   PRICE PER   EXPIRATION  --------------------
                                 GRANTED           YEAR        SHARE        DATE        5%          10%
                           ------------------   -----------  ---------   ----------  --------    --------
G. Stephen Felker.......           --                --          --            --         --          --
Jack R. Altherr, Jr.....           --                --          --            --         --          --
T. Wayne Spraggins......           --                --          --            --         --          --
Keith M. Hull...........           --                --          --            --         --          --
Craig S. Crockard.......       10,000               9.1      $19.00      11/26/09   $119,472    $302,784

---------------

         Aggregated Options Table. The table below sets forth certain information with respect to options held at the end of fiscal 2000 by each Named Executive Officer.

                            AGGREGATED OPTIONS TABLE

                                             NUMBER OF                          VALUE OF
                                         SHARES UNDERLYING                     UNEXERCISED
                                           UNEXERCISED                         IN-THE-MONEY
                                            OPTIONS AT                          OPTIONS AT
                                          FISCAL YEAR END                    FISCAL YEAR END
                                           EXERCISABLE/                        EXERCISABLE/
                                           UNEXERCISABLE                     UNEXERCISABLE(1)
                                        -------------------                ------------------
G. Stephen Felker....................    260,000/     5,000                $1,580,000/  $5,000
Jack R. Altherr, Jr..................    120,000/     5,000                   670,000/   5,000
T. Wayne Spraggins...................     40,000/     5,000                   150,000/   5,000
Keith M. Hull........................     66,001/     5,000                   319,000/   5,000
Craig S. Crockard....................         --/    10,000                         -/      --
----------

(1) All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on management's estimate of the fair market value of the Class A Common Stock at August 25, 2000.

         Long-Term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 2000 by each Named Executive Officer. No phantom units were awarded during fiscal 2000.

           LONG-TERM INCENTIVE PLANS -- UNITS HELD AT AUGUST 25, 2000

                                                    AGGREGATE                         ESTIMATED FUTURE
                                                  PHANTOM UNITS    PERIOD UNTIL        PAYOUTS FOR ALL
NAME                                                 HELD(1)      PAYOUT (YEARS)    PHANTOM UNITS HELD(2)
----                                              -------------   --------------    ---------------------
G. Stephen Felker.........................            150               16               $1,514,503
Jack R. Altherr, Jr.......................             90               14                  908,702
T. Wayne Spraggins........................             50                2                  504,834
Keith M. Hull.............................             90               17                  908,702
Craig S. Crockard.........................             --               --                       --

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

 (2) There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 2000, of vested and non-vested phantom units held at the end of fiscal 2000 based on the results of the Company for the 10 fiscal quarters ended August 25, 2000.

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

         In light of the Company's compensation policy, the primary components of its executive compensation program for fiscal 2000 included base salaries, cash bonuses and stock options.

         Base Salary. Each executive officer's base salary, including the Chief Executive Officer's base salary, is determined based upon a number of factors including the executive officer's responsibilities, contribution to the achievement of the Company's business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer's salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 2000, the base salary of each Named Executive Officer other than the Chief Executive Officer was increased by 4% to 5% over each such executive officer's fiscal 1999 base salary. Mr. Felker's base salary has not been adjusted since November 1, 1995.

         Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus under the management incentive plan. The Company's management incentive plan is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company's management incentive plan, in fiscal 2000, certain executive officers were eligible to earn a cash bonus in an amount from 25% up to 125% of their respective base salaries depending on a number of factors including, without limitation, the Company's financial performance. In addition, the executive officers may receive payments in lieu of profit sharing contributions under the Company's Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits. During fiscal 2000, the Named Executive Officers other than the Chief Executive Officer earned bonuses ranging from 40% to 65% of their respective base salaries. Mr. Felker's bonus was equal to 125% of his base salary.

         Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company's long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company's growth and profitability and individual grants are based on, among other things, the executive officer's responsibilities and individual performance. To encourage an executive officer's long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The creation of opportunities to own stock is considered the most significant component in an executive officer's compensation package. During fiscal 2000, Craig S. Crockard received options to purchase 10,000 shares of Class A Common Stock.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of November 1, 2000, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

                                                         BENEFICIAL OWNERSHIP         BENEFICIAL OWNERSHIP
                                                              OF CLASS A                   OF CLASS B           PERCENTAGE
                                                             COMMON STOCK                 COMMON STOCK              OF
                                                         NUMBER        PERCENT       NUMBER        PERCENT       COMBINED
NAME OF BENEFICIAL OWNER(1)                            OF SHARES       OF CLASS     OF SHARES      OF CLASS    VOTING POWER
---------------------------                            ----------      --------     ---------      --------    ------------
G. Stephen Felker(2).......................             4,332,689        33.8%       978,939           100%        73.0%
Jack R. Altherr, Jr.(3)....................               227,199         1.9%            --            --             *
T. Wayne Spraggins(4)......................               110,000            *            --            --             *
Keith M. Hull (5)..........................               116,001            *            --            --             *
Craig S. Crockard..........................                 8,077            *            --            --             *
Dale J. Boden(6)...........................               120,833            *            --            --             *
Kenneth H. Callaway(7).....................                16,000            *            --            --             *
Robert B. Calhoun(8)(9)(10)................             2,306,823        19.9%            --            --          7.4%
Harry C. Howard(11)........................                51,000            *            --            --             *
C. Linden Longino, Jr.(12).................                31,250            *            --            --             *
John P. Stevens(13)........................                98,500            *            --            --             *
The Clipper Group(9)(14)...................             2,277,523        19.7%            --            --          7.3%
Grayward Company(15).......................             3,497,740        30.2%            --            --         11.2%
Felker Investments, Ltd.(16)...............             2,093,750        18.1%            --            --          6.7%
Avondale Mills, Inc. Associate Profit
  Sharing and Savings Plan(17).............               600,000         5.2%            --            --          1.9%
All directors and executive officers
  As a group (16 persons)..................             7,452,872        56.9%       978,939           100%        82.2%

---------------

*  Less than 1%

(1) Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655.

(2) Includes (i) 2,093,750 shares of Class A Common Stock held of record by Felker Investments, Ltd., a partnership of which Mr. Felker is the general partner (as the general partner, Mr. Felker is deemed to beneficially own such shares under Rule 13d-3 under the Exchange Act),
         (ii) 978,939 shares of Class A Common Stock issuable upon conversion of the 978,939 shares of Class B Common Stock beneficially owned by Mr. Felker and (iii) 260,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Felker, which shares are deemed beneficially owned by Mr. Felker under Rule 13d-3 under the Exchange Act.

(3) Includes 120,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.

(4) Includes 40,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Spraggins, which shares are deemed beneficially owned by Mr. Spraggins under Rule 13d-3 under the Exchange Act.

(5) Includes 66,001 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.

(6) Reflects (i) 6,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Boden, which shares are deemed beneficially owned by Mr. Boden under Rule 13d-3 under the Exchange Act, and (ii) 6,333 shares beneficially owned by Textile Capital Partners with respect to which Mr. Boden has shared voting and investment power, and (iii) 8,500 shares beneficially owned by Textile Captial Partners II with respect to which Mr. Boden has shared voting and investment power, and (iv) 100,000 shares beneficially owned by The Sterling Trust; Hilliard Lyons Trust Co. Trustee, with respect to which Mr. Boden is a beneficiary and has shared voting and investment power. Mr. Boden is the majority shareholder of Textile Capital Partners and, consequently is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by these entities.

(7) Includes 6,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Callaway, which shares are deemed beneficially owned by Mr. Callaway under Rule 13d-3 under the Exchange Act.

(8) The address of Mr. Calhoun is c/o Monitor Clipper Partners, Two Canal Park, Cambridge, MA 02141.

(9) Includes (i) 6,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Calhoun, which shares are deemed beneficially owned by Mr. Calhoun under Rule 13d-3 under the Exchange Act, (ii) shares beneficially owned by Clipper Capital Associates, L.P. ("CCA"), Clipper/Merchant Partners, L.P., Clipper Equity Partners I, L.P., Clipper/Merban L.P. ("Merban"), Clipper/European Re, L.P. and CS First Boston Merchant Investments 1995/96, L.P. ("Merchant"), (whose address is 650 Madison Avenue, 9th Floor, New York, New York 10022).

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

(11) Includes 6,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Howard, which shares are deemed beneficially owned by Mr. Howard under Rule 13d-3 under the Exchange Act.

(12) Includes (i) 6,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Longino, which shares are deemed beneficially owned by Mr. Longino under Rule 13d-3 under the Exchange Act.

(13) Includes (i) 2,500 shares beneficially owned by Mr. Stevens' spouse, for which Mr. Stevens shares neither voting nor investment power, and
         (ii) 6,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Stevens, which shares are deemed beneficially owned by Mr. Stevens under Rule 13d-3 under the Exchange Act.

(14) Merchant Capital, Inc. ("Merchant Capital"), an affiliate of CS First Boston Corporation, is the general partner of Merchant and the 99% limited partner of Clipper/Merchant Partners, L.P. CS Holding, an affiliate of CS First Boston Corporation, is the indirect 99% limited partner of

         Merban. None of Merchant, Merchant Capital, CS First Boston Corporation and CS Holding is an affiliate of Clipper or CCA.

(15) Grayward Company's address is c/o SunTrust Bank, Nashville, N.A., P.O. Box 305110, Nashville, Tennessee 37230. Grayward Company is a trust of which SunTrust Bank, Nashville, N.A. serves as trustee. As trustee, SunTrust Bank, Nashville, N.A. is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by Grayward Company.

(16) The address of Felker Investments, Ltd. is c/o G. Stephen Felker, 506 South Broad Street, Monroe, Georgia 30655.

(17) The address of the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (the "Plan") is c/o Scudder Trust Company, P.O. Box 957, Salem, New Hampshire 03079. Scudder Trust Company serves as trustee for the Plan and, as such, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Kenneth H. Callaway, a director, is president of Calgati Chemical Company, Ltd. During fiscal 2000, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $235,000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM  8-K.

      (a) 1.  Financial Statements.

         The following Consolidated Financial Statements of the Company and its consolidated subsidiaries and the Report of the Independent Auditors, included in the Registrant's Annual Report to Shareholders for the year ended August 25, 2000 are included in Part II, Item 8.

                  Report of Independent Public Accountants
                  Consolidated Balance Sheets as of August 27, 1999 and August 25, 2000
                  Consolidated Statements of Income -- Fiscal Years Ended August 28, 1998, August 27, 1999 and August 25, 2000
                  Consolidated Statements of Shareholders' Equity-- Fiscal Years Ended August 28, 1998, August 27, 1999 and August 25, 2000 Consolidated Statements of Cash Flows-- Fiscal Years Ended August 28, 1998, August 27, 1999 and August 25, 2000
                  Notes to Consolidated Financial Statements

          2.  Financial Statement Schedules of the Company.

              Schedule II -- Valuation and Qualifying Accounts

          3.  Exhibits.

EXHIBIT
NUMBER
-------
    3.1       --    Restated and Amended Articles of Incorporation of Avondale
                    Incorporated (incorporated by reference to Exhibit 3.1 to
                    Avondale Incorporated's Registration Statement on Form S-4,
                    File No. 333-5455-01).

    3.3       --    Amended and restated bylaws of Avondale Incorporated,
                    adopted as of January 17, 2000 (incorporated by reference
                    to Exhibit 3.3 to Avondale Incorporated's Quarterly Report
                    on Form 10-Q for the period ended February 25, 2000, File
                    No. 333-5455-01).

    4.1       --    Indenture for the Notes between Avondale Incorporated,
                    Avondale Mills, Inc. and The Bank of New York, as Trustee
                    (incorporated by reference to Exhibit 4.1 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).

    4.8       --    Amendments to Letter of Credit Agreements, dated October
                    19, 1999, between and among Avondale Incorporated, Avondale
                    Mills, Inc. and SunTrust Bank, Atlanta related to Industrial
                    Development Board refunding revenue bonds issued to finance improvements at four Company manufacturing facilities
                    (incorporated by reference to Exhibit 4.8 to Avondale
                    Incorporated's 1999 annual report on Form 10-K, File No.
                    33-68412).

    4.9       --    Second Amended and Restated Credit Agreement, dated as of
                    September 28, 2000, among Avondale Mills, Inc., various
                    listed banks and Wachovia Bank, N.A., as agent.

    5.1       --    Charter of the Audit Committee of the Board of Directors,
                    adopted effective July 13, 2000.

   10.1       --    Receivables Purchase Agreement, dated April 29, 1996, among
                    Avondale Mills, Inc., as Servicer, and Avondale Receivables
                    Company (incorporated by reference to Exhibit 10.1 to
                    Avondale Incorporated's Registration Statement on Form S-4,
                    File No. 333-5455-01).

   10.2       --    Pooling and Servicing Agreement, dated April 29, 1996, among
                    Avondale Receivables Company, Avondale Mills, Inc. and
                    Manufacturers and Traders Trust Company

                    (incorporated by reference to Exhibit 10.2 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).

   10.3       --    Amendment No. 1 to Pooling and Service Agreement and
                    Receivables Purchase Agreement; Dated November 21, 1997,
                    among Avondale Receivables Company, Avondale Mills, Inc.,
                    And Manufacturers and Traders Trust Company. (Incorporated
                    by reference to Exhibit 10.3 to Avondale Incorporated's 1998
                    Annual Report on Form 10-K, File No. 33-68412).

   10.4       --    Amended and Restated Series 1996-1 Supplement to the
                    Pooling and Servicing Agreement, Dated November 21, 1997,
                    among Avondale Receivables Company, Avondale Mills, Inc. And
                    Manufacturers and Traders Trust Company. (Incorporated by
                    reference to Exhibit 10.4 to Avondale Incorporated's 1998
                    Annual Report on Form 10-K, File No. 33-68412).

   10.5       --    Amended and Restated Certificate Purchase Agreement, dated
                    November 21, 1997, among Avondale Receivables Company,
                    Avondale Mills, Inc., the purchasers described therein And
                    First National Bank of Chicago, as Agent. (Incorporated by
                    reference to Exhibit 10.5 to Avondale Incorporated's 1998
                    Annual Report on Form 10-K, File No. 33-68412).

   10.6       --    Registration Rights Agreement, dated April 29, 1996
                    between Avondale Incorporated And the Persons listed therein
                    (incorporated by reference to Exhibit 10.8 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).

   10.7       --    Shareholders Agreement, dated April 29, 1996 among
                    Avondale Incorporated, the Investors listed therein, the
                    Shareholders listed therein and Clipper Capital Partners,
                    L.P., in its capacity as Purchaser Representative under the
                    Agreement (incorporated by reference to Exhibit 10.9 to
                    Avondale Incorporated's Registration Statement on Form S-4,
                    File No. 333-5455-01).

   10.8       --    Post-Merger Stock Transfer and Repurchase Agreement, dated
                    August 27, 1993 by and Among Avondale Incorporated,
                    Metropolitan Life Insurance Company, 1985 Merchant
                    Investment Partnership, Merchant LBO, Inc., G. Stephen
                    Felker, John F. Maypole and Jack R. Altherr, Jr.
                    (incorporated by reference to Exhibit 10.10 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).

   10.9       --    Post-Merger Stock Transfer and Repurchase Agreement,
                    dated August 27, 1993 by and Among Avondale Incorporated,
                    Metropolitan Life Insurance Company, 1985 Merchant
                    Investment Partnership, Merchant LBO, Inc., G. Stephen
                    Felker, John F. Maypole and T. Wayne Spraggins
                    (incorporated by reference to Exhibit 10.11 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).

   10.10      --    Avondale Incorporated Stock Option Plan (incorporated by
                    reference to Exhibit 10.12 To Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).

   10.11      --    Avondale Mills, Inc. Associate Profit Sharing and Savings
                    Plan (incorporated by Reference to Exhibit 10.13 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).

   10.12      --    Avondale Mills, Inc. Fiscal 2000 Management Incentive Plan
                    for G. Stephen Felker.

   10.13      --    Avondale Mills, Inc. Fiscal 2000 Management Incentive Plan
                    for Jack R. Altherr, Jr.

   10.14      --    Avondale Mills, Inc. Fiscal 2000 Management Incentive Plan
                    for T. Wayne Spraggins.

   10.15      --    Avondale Mills, Inc. Fiscal 2000 Management Incentive Plan
                    for Keith Hull.

   10.16      --    Avondale Mills, Inc. Fiscal 2000 Management Incentive Plan
                    for Craig Crockard.

   10.17      --    Phantom Unit Awards to G. Stephen Felker (incorporated by
                    reference to Exhibit 10.19 To Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).

   10.18      --    Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated
                    by reference to Exhibit 10.21 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).

   10.19      --    Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit 10.23 to Avondale Incorporated's
                    Registration Statement on Form S-4, File No. 333-5455-01).

   10.20      --    Phantom Unit Awards to Keith M. Hull (incorporated by
                    reference to Exhibit 10.19 To Avondale Incorporated 's
                    1996 Annual Report on Form 10-K,File No. 33-68412).

   10.21      --    Supply Agreement dated March 31, 1996 between the Company
                    and B.F. Goodrich (incorporated by reference to Exhibit
                    10.24 to Avondale Incorporated's Registration Statement on
                    Form S-4, File No. 33-5455-01).

   10.22      --    Avondale Incorporated Stock Option Plan for Non-Employee
                    Directors, Dated April 10, 1997 (incorporated by reference to Exhibit 10.23 to Avondale Incorporated's 1997 Annual
                    Report on Form 10-K, File No. 33-68412).

   12.1       --    Computation of Ratio of Earnings to Fixed Charges.

     27       --    Financial Data Schedule (for SEC use only).

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

                                            AVONDALE INCORPORATED

                                            By: /s/ G. STEPHEN FELKER
                                               ---------------------------------
                                            Name:  G. Stephen Felker
                                            Title: Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer

Date:   November 10, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

NAME                                                         TITLE                         DATE
----                                                         -----                         ----
/s/  G. STEPHEN FELKER                           Chairman of the Board,          November 10, 2000
----------------------                           President and Chief Executive
G. Stephen Felker                                Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/  JACK R. ALTHERR, JR.                        Vice Chairman, Chief            November 10, 2000
-------------------------                        Financial Officer and
Jack R. Altherr, Jr.                             Director

DIRECTORS:

/s/  DALE J. BODEN                               Director                        November 10, 2000
------------------
Dale J. Boden

/s/  ROBERT B. CALHOUN                           Director                        November  10, 2000
----------------------
Robert B. Calhoun

/s/  KENNETH H. CALLAWAY                         Director                        November  10, 2000
------------------------
Kenneth H. Callaway

/s/  HARRY C. HOWARD                             Director                        November  10, 2000
--------------------
Harry C. Howard

/s/  C. LINDEN LONGINO, JR.                      Director                        November  10, 2000
---------------------------
C. Linden Longino, Jr.

/s/  JOHN P. STEVENS                             Director                        November  10, 2000
--------------------
John P. Stevens

                                                                    SCHEDULE  II

                              AVONDALE INCORPORATED

                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                                                         CHARGED                      (B)
                                                          BALANCE OF     TO COSTS                   BALANCE
                                                           BEGINNING       AND         (A)         AT END OF
                                 DESCRIPTION                PERIOD       EARNINGS   DEDUCTIONS       PERIOD
                                 -----------              ----------     --------   ----------     ---------
Year Ended August 28, 1998      Allowance for                $13,083      $1,532     $(7,572)       $ 7,043
                                doubtful accounts
Year Ended August 27, 1999      Allowance for                  7,043       1,464        (857)         7,650
                                doubtful accounts
Year Ended August 25, 2000      Allowance for doubtful         7,650         900        (747)         7,803
                                accounts

---------------

(A) Deductions represent customer account balances written off during the period.

(B) At August 28, 1998, August 27, 1999, and August 25, 2000, the balance at end of period includes $4,510, $5,035, and $4,814 respectively, related to accounts receivable sold. These amounts are included in other accrued expenses in the Consolidated Balance Sheets.