Form 10-Q
period 2000-11-24
AVONDALE INC
filed 2001-01-05
CIK 911634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED NOVEMBER 24, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                   TO
                                        -----------------    -------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Description                      As Of               Shares Outstanding
--------------------            ---------------          ------------------
Class A Common Stock            January 2, 2001           11,566,337 Shares
Class B Common Stock            January 2, 2001              978,939 Shares

================================================================================

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION  (UNAUDITED)

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets at August 25, 2000 and November 24, 2000........        1

                  Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                  November 26, 1999 and November 24, 2000...............................................        2

                  Condensed Consolidated Statements of Cash Flows for the  Thirteen Weeks Ended
                  November 26, 1999 and November 24, 2000...............................................        3

                  Notes to Condensed Consolidated Financial Statements..................................        4

         Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................        7

         Item 3:  Quantitative and Qualitative Disclosures about Market Risk............................        9

PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings ....................................................................       10

         Item 2:  Changes in Securities and Use of Proceeds.............................................       10

         Item 3:  Defaults upon Senior Securities.......................................................       10

         Item 4:  Submission of Matters to a Vote of Security Holders...................................       10

         Item 5:  Other Information.....................................................................       10

         Item 6:  Exhibits and Reports on Form 8-K......................................................       10

         Signature .....................................................................................       11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    AUG. 25,        NOV. 24,
                                                                      2000            2000
                                                                   ---------       ---------
                                     ASSETS
Current assets
    Cash                                                           $   7,867       $   7,170
    Accounts receivable, less allowance for doubtful accounts
       of $2,989 in fiscal 2000 and $3,190 in fiscal 2001             54,531          44,582
    Inventories                                                      105,965         125,251
    Prepaid expenses                                                   2,100           2,522
                                                                   ---------       ---------
       Total current assets                                          170,463         179,525

Property, plant and equipment
    Land                                                               8,400           8,400
    Buildings                                                         85,907          87,374
    Machinery and equipment                                          494,590         504,597
                                                                   ---------       ---------
                                                                     588,897         600,371
    Less accumulated depreciation                                   (346,006)       (355,564)
                                                                   ---------       ---------
                                                                     242,891         244,807
Other assets                                                          25,354          23,821
                                                                   ---------       ---------
                                                                   $ 438,708       $ 448,153
                                                                   =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                               $  32,358       $  30,851
    Accrued compensation, benefits and related expenses               23,277          19,117
    Other accrued expenses                                            20,618          17,771
    Long-term debt due in one year                                     2,500           2,500
    Income taxes payable                                               2,375           5,203
                                                                   ---------       ---------
       Total current liabilities                                      81,128          75,442

Long-term debt                                                       185,175         195,800
Deferred income taxes and other long-term liabilities                 41,900          42,554
Shareholders' equity
    Preferred stock
       $.01 par value; 10,000 shares authorized                           --              --
    Common stock
       Class A, $.01 par value; 100,000 shares
          authorized, 11,566 issued and outstanding                      115             115
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding                          10              10
    Capital in excess of par value                                    39,696          39,715
    Accumulated other comprehensive income                                --             302
    Retained earnings                                                 90,684          94,215
                                                                   ---------       ---------
       Total shareholders' equity                                    130,505         134,357
                                                                   ---------       ---------
                                                                   $ 438,708       $ 448,153
                                                                   =========       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        13 WEEKS ENDED
                                                                   -------------------------
                                                                    NOV. 26,        NOV. 24,
                                                                      1999            2000
                                                                   ---------       ---------
Net sales                                                          $ 205,338       $ 200,537

Operating costs and expenses
    Cost of goods sold                                               167,934         165,680

    Depreciation                                                      10,437          10,843

    Selling and administrative expenses                                9,924           9,757
                                                                   ---------       ---------

       Operating income                                               17,043          14,257

Interest expense                                                       5,287           4,989
Discount and expenses on sale of receivables                           1,339           1,533
Other expense, net                                                       158             162
                                                                   ---------       ---------

     Income before income taxes                                       10,259           7,573

Provision for income taxes                                             4,020           2,770
                                                                   ---------       ---------

       Net income                                                  $   6,239       $   4,803
                                                                   =========       =========


Per share data:
       Net income-basic                                            $     .49       $     .38
                                                                   =========       =========

       Net income-diluted                                          $     .48       $     .38
                                                                   =========       =========

       Dividends declared                                          $     .10       $     .10
                                                                   =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    13 WEEKS ENDED
                                                                               -----------------------
                                                                               NOV. 26,       NOV. 24,
                                                                                 1999           2000
                                                                               --------       --------
Operating activities
    Net income                                                                 $  6,239       $  4,803
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                          10,579         11,029
          Provision for (benefit of) deferred income taxes                         (868)           376
          Gain on sale of equipment                                                  (1)            --
          Changes in operating assets and liabilities                            (1,701)       (11,512)
                                                                               --------       --------

            Net cash provided by operating activities                            14,248          4,696

Investing activities
    Purchases of property, plant and equipment                                   (7,782)       (12,776)
    Proceeds from sale of property, plant and equipment                               1             10
                                                                               --------       --------

            Net cash used in investing activities                                (7,781)       (12,766)

Financing activities
    Net borrowings (payments) on revolving line of credit                        (1,950)        10,625
    Sale of accounts receivable, net                                             (7,000)        (2,000)
    Issuance of common stock                                                         88             20
    Dividends paid                                                               (1,268)        (1,272)
                                                                               --------       --------

            Net cash used in financing activities                               (10,130)         7,373
                                                                               --------       --------

Decrease in cash                                                                 (3,663)          (697)

Cash at beginning of period                                                       8,545          7,867
                                                                               --------       --------

            Cash at end of period                                              $  4,882       $  7,170
                                                                               ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 24, 2000


         1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the "Company"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year financial statement amounts have been reclassified to conform with the current year's presentation. The August 25, 2000 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 25, 2000 Audited Consolidated Financial Statements.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen weeks ended November 24, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001.

         2. Inventories: Components of inventories are as follows (amounts in thousands):


                                                        AUG. 25,      NOV. 24,
                                                          2000          2000
                                                        --------      --------
               Finished goods                           $ 34,179      $ 49,122
               Work in process                            39,462        41,371
               Raw materials                              15,088        18,454
               Dyes and chemicals                          5,872         5,864
                                                        --------      --------
               Inventories at FIFO                        94,601       114,811

               Premium to adjust carrying value to
                    LIFO basis                             4,700         3,900
                                                        --------      --------
                                                          99,301       118,711
               Supplies at average cost                    6,664         6,540
                                                        --------      --------

                                                        $105,965      $125,251
                                                        ========      ========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                NOVEMBER 24, 2000


         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at November 24, 2000 and the related impact on the statement of income for the thirteen weeks then ended has been determined using estimated quantities and costs as of the fiscal 2001 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.


         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

                                                               THIRTEEN WEEKS ENDED
                                                               --------------------
                                                               NOV. 26,    NOV. 24,
                                                                 1999        2000
                                                               --------    --------

             Weighted average shares outstanding - basic        12,679      12,545
             Effect of employee stock options                      189         176
                                                                ------      ------
             Weighted average shares outstanding - diluted      12,868      12,721
                                                                ======      ======


         4. Segment Information: Condensed segment information is as follows (amounts in thousands):

                                                         THIRTEEN WEEKS ENDED
                                                       -------------------------
                                                        NOV. 26,        NOV. 24,
                                                          1999           2000
                                                       ---------       ---------
             Revenues:
                 Apparel fabrics                       $ 148,140       $ 153,169
                 Yarns                                    52,061          44,671
                 Other                                    24,442          24,968
                                                       ---------       ---------
                                                         224,643         222,808
                   Less intersegment sales                19,305          22,271
                                                       ---------       ---------
                     Total                             $ 205,338       $ 200,537
                                                       =========       =========
             Income (loss):
                 Apparel fabrics                       $  21,982       $  21,870
                 Yarns                                     2,014            (278)
                 Other                                     2,210           1,819
                 Unallocated                              (9,163)         (9,154)
                                                       ---------       ---------
                   Total operating income                 17,043          14,257
                 Interest expense                          5,287           4,989
                 Discount and expenses on sale of
                      receivables                          1,339           1,533
                 Other expense, net                          158             162
                                                       ---------       ---------
                     Income before income taxes        $  10,259       $   7,573
                                                       =========       =========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                NOVEMBER 24, 2000

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

         For discussion of certain legal proceedings to which the Company is a party, see Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended August 25, 2000. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation, other than as referenced above, that management, in consultation with legal counsel, believes would have a material adverse effect on the Company's financial condition or results of operations.

         6. Comprehensive income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows:

                                                        THIRTEEN WEEKS ENDED
                                                        ---------------------
                                                        NOV. 26,     NOV. 24,
                                                          1999         2000
                                                        --------     --------
             Net income                                 $6, 239      $ 4,803
             Change in fair value of interest rate
                swaps, net of income taxes                   --         (125)
                                                        -------      -------
             Comprehensive income                       $ 6,239      $ 4,678
                                                        =======      =======


         7. Derivatives: The Company has adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value of the derivative instruments be recorded as unrealized gains or losses in either net income or other comprehensive income depending on whether specific hedge accounting criteria are met.

         At November 24, 2000, the Company had interest rate swap agreements with notional amounts aggregating $60 million. The agreements, which have been classified as cash flow hedges, effectively convert a portion of the Company's outstanding revolving credit facility and industrial revenue bonds to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense.

         Upon adoption of Statement No. 133, the Company recorded the fair value of the interest rate swap agreements, $427,000 net of income taxes, in other assets and accumulated other comprehensive income at the beginning of fiscal 2001. For the thirteen weeks ended November 24, 2000, a $125,000 decline in fair value was recorded as an unrealized loss in other comprehensive income, reducing accumulated other comprehensive income to $302,000 at November 24, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 24, 2000 Compared to Thirteen Weeks Ended November 26, 1999

         NET SALES. Net sales decreased 2.3% to $200.5 million for the thirteen weeks ended November 24, 2000 from $205.3 million for the thirteen weeks ended November 26, 1999, as lower yarn sales were partially offset by improved denim sales. Selling prices for all products remained highly competitive as global supply of textile and apparel products continued to exceed demand. The Company expects adverse pricing conditions to continue into the second quarter of fiscal 2001.

         OPERATING INCOME. Operating income decreased 16.3% to $14.3 million for the thirteen weeks ended November 24, 2000 from $17.0 million for the thirteen weeks ended November 26, 1999, reflecting lower selling prices and higher energy costs. In response to the intensely competitive market conditions, the Company continued its increased consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics, improving capacity utilization and sales rationalization. In addition, the Company responded to the strengthening demand for denim by shifting weaving production from greige fabrics to denim. Cost of goods sold decreased 1.3% to $165.7 million for the thirteen weeks ended November 24, 2000 from $167.9 million for the thirteen weeks ended November 26, 1999. Cost of goods sold as a percentage of net sales increased to 82.6% for the thirteen weeks ended November 24, 2000 from 81.8% for the thirteen weeks ended November 26, 1999.

         Selling and administrative expenses decreased 1.7% to $9.8 million for the thirteen weeks ended November 24, 2000 from $9.9 million for the thirteen weeks ended November 26, 1999, primarily reflecting reduced accrual of certain associate benefits and performance based incentives corresponding to the decline in operating income for the period. Selling and administrative expenses as a percentage of net sales increased to 4.9% for the thirteen weeks ended November 24, 2000 from 4.8% for the thirteen weeks ended November 26, 1999.

         SEGMENT PERFORMANCE. Apparel fabrics sales increased 3.4% to $153.2 million for the thirteen weeks ended November 24, 2000 from $148.1 million for the thirteen weeks ended November 26, 1999. The increase in sales reflected a 4.1% increase in yards sold as demand for denim and bottomweight fabrics strengthened. Average selling prices declined 0.7%. Operating income for apparel fabrics decreased 0.5% to $21.9 million for the thirteen weeks ended November 24, 2000 from $22.0 million for the thirteen weeks ended November 26, 1999, primarily due to the lower selling prices and higher energy costs.

         Yarns sales decreased 14.2% to $44.7 million for the thirteen weeks ended November 24, 2000 from $52.1 million for the thirteen weeks ended November 26, 1999, reflecting a 4.8% decrease in pounds sold and a 9.9% decrease in average selling prices. Market pricing for sales yarns, especially open end yarns, remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. An operating loss of $0.3 million was incurred for the thirteen weeks ended November 24, 2000 compared to an operating income of $2.0 million for the thirteen weeks ended November 26, 1999. Operating income declined as a result of the decrease in average selling price.

         Other sales, which includes sales of greige and specialty fabrics and revenues from the Company's trucking operation, increased 2.2% to $25.0 million for the thirteen weeks ended November 24, 2000 from $24.4 million for the thirteen weeks ended November 26, 1999. Operating income decreased 17.7% to $1.8 million for the thirteen weeks ended November 24, 2000 from $2.2 million for the thirteen weeks ended November 26, 1999, reflecting the decline in selling prices of greige and specialty fabrics and higher energy costs.

         Intersegment sales increased 15.4% percent to $22.3 million for the thirteen weeks ended November 24, 2000 from $19.3 million for the thirteen weeks ended November 26, 1999, primarily reflecting the significant increase in consumption of internally produced yarns within the Company's apparel fabrics operation.

         INTEREST EXPENSE, NET. Interest expense, net decreased 5.6% to $5.0 million for the thirteen weeks ended November 24, 2000 from $5.3 million for the thirteen weeks ended November 26, 1999, reflecting the lower average balance of borrowings outstanding in the current fiscal quarter.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.5 million for the thirteen weeks ended November 24, 2000 compared to $1.3 million for the thirteen weeks ended November 26, 1999. The increase was primarily attributable to higher market interest rates and the corresponding increase in discounts on the sale of accounts receivable under the securitization facility.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased to $2.8 million for the thirteen weeks ended November 24, 2000 from $4.0 million for the thirteen weeks ended November 26, 1999, reflecting the decline in income before income taxes. The Company's effective income tax rate was 36.6% for the thirteen weeks ended November 24, 2000 compared to 39.2% for the thirteen weeks ended November 26, 1999, primarily due to state incentive program credits relating to the Company's investments in its manufacturing facilities.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $4.7 million for the thirteen weeks ended November 24, 2000. Principal working capital changes included an $11.9 million decrease in accounts receivable and a $19.3 million increase in inventories. Investing activities were predominantly equipment purchases and plant improvements of $12.8 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $10.6 million net increase in borrowings under the revolving credit facility, payment of $1.3 million in dividends on outstanding common stock and payment of $2.0 million due to the decrease in accounts receivable sold under the securitization facility.

         At November 24, 2000, the Company had borrowings of $60.8 million outstanding under its revolving line of credit and $56.4 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $12.8 million for the thirteen weeks ended November 24, 2000, were primarily used to fund the modernization of a fabric finishing facility in South Carolina, the purchase and installation of new air jet weaving equipment and "linked" ring spinning equipment at various plant locations, and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 2001 will be approximately $70.0 million.

         Management believes that cash generated from operations, together with borrowings available under its revolving credit facility and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                              13 WEEKS ENDED
                                                           ---------------------
                                                           NOV. 26,     NOV. 24,
                                                             1999         2000
                                                           --------     --------
         Net income                                        $ 6,239      $ 4,803
         Interest expense                                    5,287        4,989
         Discount and expenses on sale of receivables        1,339        1,533
         Provision for income taxes                          4,020        2,770
         Depreciation and amortization                      10,579       11,029
         Net change in allowance to adjust carrying
            value of inventory to LIFO basis                    --          800
                                                           -------      -------

         EBITDA                                            $27,464      $25,924
                                                           =======      =======

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For discussion of certain market risks related to the Company see Part II, Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for fiscal year ended August 25, 2000.

                              AVONDALE INCORPORATED



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Shareholders on November 16, 2000.

          (b) Nine directors were elected at the Annual Meeting to serve until the Annual Meeting of Shareholders in 2001. The names of these Directors are as follows:

                  G. Stephen Felker
                  Jack R. Altherr, Jr.
                  Dale J. Boden
                  Robert B. Calhoun
                  Kenneth H. Callaway
                  Harry C. Howard
                  C. Linden Longino, Jr.
                  James A. Rubright
                  John P. Stevens

         (c) The Company had outstanding shares of Class A Common Stock and Class B Common Stock having an aggregate of 31,145,117 votes entitled to be cast at the Annual Meeting. Of such aggregate outstanding votes, 89,003 votes were not present at the Annual Meeting in person or by proxy. The remaining outstanding 31,056,114 votes were present at the Annual Meeting in person or by proxy. Of the votes present, 31,055,614 voted for and 500 voted against the 9 directors that were elected at the Annual Meeting. There were no abstentions or broker non-votes and no votes were withheld.

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  1. On October 11, 2000, the Company filed a current report on Form 8-K regarding its press release announcing sales and earnings for the fiscal year ended August 25, 2000.

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


Date: January 4, 2001