Form 10-Q
period 2001-02-23
AVONDALE INC
filed 2001-04-06
CIK 911634

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED FEBRUARY 23, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO ____________________


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Description                      As Of             Shares Outstanding
   ---------------------             -------------         -------------------
   Class A Common Stock              April 6, 2001           11,551,737 Shares
   Class B Common Stock              April 6, 2001              978,939 Shares

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL INFORMATION  (UNAUDITED)

        Item 1:     Financial Statements

                    Condensed Consolidated Balance Sheets at August 25, 2000 and February 23, 2001........        1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    February 25, 2000 and February 23, 2001...............................................        2

                    Condensed Consolidated Statements of Income for the Twenty-Six Weeks Ended
                    February 25, 2000 and February 23, 2001...............................................        3

                    Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
                    February 25, 2000 and February 23, 2001...............................................        4

                    Notes to Condensed Consolidated Financial Statements..................................        5

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................        8

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................       12

PART  II  -  OTHER INFORMATION


        Item 1:     Legal Proceedings ....................................................................       13

        Item 2:     Changes in Securities and Use of Proceeds.............................................       13

        Item 3:     Defaults upon Senior Securities.......................................................       13

        Item 4:     Submission of Matters to a Vote of Security Holders...................................       13

        Item 5:     Other Information.....................................................................       13

        Item 6:     Exhibits and Reports on Form 8-K......................................................       13

        Signature   ......................................................................................       14

PART I  -  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    AUG. 25,          FEB. 23,
                                                                                      2000              2001
                                                                                   ---------         ---------
                                                      ASSETS
Current assets
    Cash                                                                           $   7,867         $   1,802
    Accounts receivable, less allowance for doubtful accounts
       of $2,989 in fiscal 2000 and $2,943 in fiscal 2001                             54,531            54,808
    Inventories                                                                      105,965           136,817
    Prepaid expenses                                                                   2,100             2,861
                                                                                   ---------         ---------
       Total current assets                                                          170,463           196,288

Property, plant and equipment
    Land                                                                               8,400             8,400
    Buildings                                                                         85,907            89,868
    Machinery and equipment                                                          494,590           524,650
                                                                                   ---------         ---------
                                                                                     588,897           622,918
    Less accumulated depreciation                                                   (346,006)         (365,903)
                                                                                   ---------         ---------
                                                                                     242,891           257,015
Other assets                                                                          25,354            21,573
                                                                                   ---------         ---------
                                                                                   $ 438,708         $ 474,876
                                                                                   =========         =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                               $  32,358         $  35,502
    Accrued compensation, benefits and related expenses                               23,277            17,431
    Other accrued expenses                                                            20,618            17,806
    Long-term debt due in one year                                                     2,500             1,500
    Income taxes payable                                                               2,375             4,609
                                                                                   ---------         ---------
       Total current liabilities                                                      81,128            76,848

Long-term debt                                                                       185,175           220,625
Deferred income taxes and other long-term liabilities                                 41,900            43,109
Shareholders' equity
    Preferred stock
      $.01 par value; 10,000 shares authorized                                            --                --
    Common stock
       Class A, $.01 par value; 100,000 shares
          authorized, 11,552 issued and outstanding                                      115               115
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding                                          10                10
    Capital in excess of par value                                                    39,696            39,669
    Accumulated other comprehensive loss                                                  --              (200)
    Retained earnings                                                                 90,684            94,700
                                                                                   ---------         ---------
       Total shareholders' equity                                                    130,505           134,294
                                                                                   ---------         ---------
                                                                                   $ 438,708         $ 474,876
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

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      THIRTEEN WEEKS ENDED
                                                                                   ---------------------------
                                                                                    FEB. 25,          FEB. 23,
                                                                                      2000              2001
                                                                                   ---------         ---------
Net sales                                                                          $ 186,710         $ 190,518

Operating costs and expenses
    Cost of goods sold                                                               151,956           160,671

    Depreciation                                                                      10,501            11,253

    Selling and administrative expenses                                                9,774             9,290
                                                                                   ---------         ---------

       Operating income                                                               14,479             9,304

Interest expense                                                                       5,417             5,063
Discount and expenses on sale of receivables                                           1,278             1,316
Other income, net                                                                        (30)              (35)
                                                                                   ---------         ---------

     Income before income taxes                                                        7,814             2,960

Provision for income taxes                                                             3,065             1,080
                                                                                   ---------         ---------

       Net income                                                                  $   4,749         $   1,880
                                                                                   =========         =========


Per share data:
       Net income-basic                                                            $     .37         $     .15
                                                                                   =========         =========

       Net income-diluted                                                          $     .37         $     .15
                                                                                   =========         =========

       Dividends declared                                                          $     .10         $     .10
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

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     TWENTY-SIX WEEKS ENDED
                                                                                   ---------------------------
                                                                                   FEB. 25,          FEB. 23,
                                                                                     2000              2001
                                                                                   ---------         ---------
Net sales                                                                          $ 392,048         $ 391,055

Operating costs and expenses
    Cost of goods sold                                                               319,890           326,351

    Depreciation                                                                      20,938            22,096

    Selling and administrative expenses                                               19,698            19,047
                                                                                   ---------         ---------

       Operating income                                                               31,522            23,561

Interest expense                                                                      10,704            10,052
Discount and expenses on sale of receivables                                           2,617             2,849
Other expense, net                                                                       128               127
                                                                                   ---------         ---------

     Income before income taxes                                                       18,073            10,533

Provision for income taxes                                                             7,085             3,850
                                                                                   ---------         ---------

       Net income                                                                  $  10,988         $   6,683
                                                                                   =========         =========


Per share data:
       Net income-basic                                                            $     .87         $     .53
                                                                                   =========         =========

       Net income-diluted                                                          $     .85         $     .53
                                                                                   =========         =========

       Dividends declared                                                          $     .20         $     .20
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

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      TWENTY-SIX WEEKS ENDED
                                                                                   ----------------------------
                                                                                    FEB. 25,           FEB. 23,
                                                                                      2000              2001
                                                                                   ---------         ---------
Operating activities
    Net income                                                                     $  10,988         $   6,683
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                               21,221            22,454
          Benefit of deferred income taxes                                            (2,857)             (318)
          Gain on sale of equipment                                                       (8)             (198)
          Changes in operating assets and liabilities                                  8,303           (21,421)
                                                                                   ---------         ---------

            Net cash provided by operating activities                                 37,647             7,200

Investing activities
    Purchases of property, plant and equipment                                       (11,190)          (36,319)
    Proceeds from sale of property, plant and equipment                                  373               297
                                                                                   ---------         ---------

            Net cash used in investing activities                                    (10,817)          (36,022)

Financing activities
    Net borrowings (payments) on revolving line of credit and
        long-term debt                                                                (9,550)           34,450
    Sale of accounts receivable, net                                                 (20,000)           (9,000)
    Issuance of common stock                                                             314                20
    Purchase and retirement of common stock                                               --              (204)
    Dividends paid                                                                    (2,538)           (2,509)
                                                                                   ---------         ---------

            Net cash provided by (used in) financing activities                      (31,774)           22,757
                                                                                   ---------         ---------

Decrease in cash                                                                      (4,944)           (6,065)

Cash at beginning of period                                                            8,545             7,867
                                                                                   ---------         ---------

            Cash at end of period                                                  $   3,601         $   1,802
                                                                                   =========         =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            AVONDALE INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              FEBRUARY 23, 2001


         1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year financial statement amounts have been reclassified to conform with the current year's presentation. The August 25, 2000 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 25, 2000 Audited Consolidated Financial Statements.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the twenty-six weeks ended February 23, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001.


         2. Inventories: Components of inventories are as follows (amounts in thousands):


                                                            AUG. 25,        FEB. 23,
                                                             2000            2001
                                                           --------        --------
                Finished goods                             $ 34,179        $ 56,789
                Work in process                              39,462          46,178
                Raw materials                                15,088          17,317
                Dyes and chemicals                            5,872           6,086
                                                           --------        --------
                Inventories at FIFO                          94,601         126,370

                Premium to adjust carrying value to
                     LIFO basis                               4,700           3,700
                                                           --------        --------
                                                             99,301         130,070
                Supplies at average cost                      6,664           6,747
                                                           --------        --------

                                                           $105,965        $136,817
                                                           ========        ========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                FEBRUARY 23, 2001


         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at February 23, 2001 and the related impact on the statement of income for the twenty-six weeks then ended has been determined using estimated quantities and costs as of the fiscal 2001 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):


                                                            THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                         --------------------------      ----------------------------
                                                          FEB. 25,        FEB. 23,         FEB. 25,         FEB. 23,
                                                            2000            2001            2000             2001
                                                         ----------      ----------      -----------      -----------
             Weighted average shares outstanding -
                 Basic                                       12,695          12,536           12,687           12,541
             Effect of employee stock options                   182             145              186              160
                                                         ----------      ----------      -----------        ---------
             Weighted average shares outstanding -
                 diluted                                     12,877          12,681           12,873           12,701
                                                         ==========      ==========      ===========      ===========


         4. Segment Information: Condensed segment information is as follows (amounts in thousands):


                                                                       TWENTY-SIX WEEKS ENDED
                                                                     ---------------------------
                                                                      FEB. 25,         FEB. 23,
                                                                        2000             2001
                                                                     ---------         ---------
                Revenues:
                    Apparel fabrics                                  $ 281,201         $ 296,910
                    Yarns                                               97,574            94,302
                    Other                                               48,412            47,245
                                                                     ---------         ---------
                                                                       427,187           438,457
                      Less intersegment sales                           35,139            47,402
                                                                     ---------         ---------
                        Total                                        $ 392,048         $ 391,055
                                                                     =========         =========

                Income (loss):
                    Apparel fabrics                                  $  38,175         $  34,738
                    Yarns                                                5,454             1,129
                    Other                                                5,012             3,417
                    Unallocated                                        (17,119)          (15,723)
                                                                     ---------         ---------
                        Total operating income                          31,522            23,561
                    Interest expense                                    10,704            10,052

                    Discount and expenses on sale of
                         receivables                                     2,617             2,849
                    Other expense, net                                     128               127
                                                                     ---------         ---------
                        Income before income taxes                   $  18,073         $  10,533
                                                                     =========         =========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                FEBRUARY 23, 2001

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

         For discussion of certain legal proceedings to which the Company is a party, see Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended August 25, 2000 and Part II - Other Information,
Item 1 "Legal Proceedings" in this quarterly report on Form 10-Q. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation, other than as referenced above, that management, in consultation with legal counsel, believes would have a material adverse effect on the Company's financial condition or results of operations.

         6. Comprehensive Income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows:


                                                                                 TWENTY-SIX WEEKS ENDED
                                                                               ---------------------------
                                                                                FEB. 25,         FEB. 23,
                                                                                  2000             2001
                                                                               ----------       ----------
             Net income                                                        $   10,988       $     6,683
             Change in fair value of interest rate swaps, net
               of income taxes                                                         --              (627)
                                                                               ----------       -----------
             Comprehensive income                                              $   10,988       $     6,056
                                                                               ==========       ===========

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

         At February 23, 2001, the Company had interest rate swap agreements with notional amounts aggregating $60 million. The agreements, which have been classified as cash flow hedges, effectively convert a portion of the Company's outstanding revolving credit facility and industrial revenue bonds to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense.

         Upon adoption of Statement No. 133, the Company recorded the fair value of the interest rate swap agreements, approximately $427,000 net of income taxes, in other assets and accumulated other comprehensive income at the beginning of fiscal 2001. For the twenty-six weeks ended February 23, 2001, a decline in fair value of approximately $627,000, net of income taxes, was recorded as an unrealized loss in other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 23, 2001 Compared to Thirteen Weeks Ended February 25, 2000

         NET SALES. Net sales increased 2.0% to $190.5 million for the thirteen weeks ended February 23, 2001 from $186.7 million for the thirteen weeks ended February 25, 2000, primarily due to improvements in apparel fabrics sales. Selling prices for all products remained highly competitive as global supply of textile and apparel products continued to exceed demand. The Company expects adverse pricing conditions to continue into the third quarter of fiscal 2001.

         OPERATING INCOME. Operating income decreased 35.7% to $9.3 million for the thirteen weeks ended February 23, 2001 from $14.5 million for the thirteen weeks ended February 25, 2000 reflecting little improvement in average selling prices while the costs of raw materials, dyes and chemicals, and energy increased. In response to the intensely competitive market conditions, the Company continued its increased consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics, improving capacity utilization and sales rationalization. In addition, the Company responded to the strengthening demand for denim by shifting weaving production from greige fabrics to denim. This improvement in capacity utilization plus unit cost reductions achieved through plant management programs and capital expenditure projects partially offset the impact of higher costs of raw materials, dyes and chemicals, and energy. Cost of goods sold increased 5.7% to $160.7 million for the thirteen weeks ended February 23, 2001 from $152.0 million for the thirteen weeks ended February 25, 2000. Cost of goods sold as a percentage of net sales increased to 84.3% for the thirteen weeks ended February 23, 2001 from 81.4% for the thirteen weeks ended February 25, 2000.

         Selling and administrative expenses decreased 5.0% to $9.3 million for the thirteen weeks ended February 23, 2001 from $9.8 million for the thirteen weeks ended February 25, 2000, primarily reflecting reduced accrual of certain associate benefits and performance based incentives corresponding to the decline in operating income for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.9% for the thirteen weeks ended February 23, 2001 from 5.2% for the thirteen weeks ended February 25, 2000.

         SEGMENT PERFORMANCE. Apparel fabrics sales increased 8.0% to $143.7 million for the thirteen weeks ended February 23, 2001 from $133.0 million for the thirteen weeks ended February 25, 2000. The increase in sales reflected a 7.6% increase in yards sold as demand for denim and bottomweight fabrics strengthened. Average selling prices improved 0.4%. Operating income for apparel fabrics decreased 20.5% to $12.9 million for the thirteen weeks ended February 23, 2001 from $16.2 million for the thirteen weeks ended February 25, 2000, primarily due to higher costs of raw materials, dyes and chemicals, and energy.

         Yarns sales increased 9.0% to $49.6 million for the thirteen weeks ended February 23, 2001 from $45.5 million for the thirteen weeks ended February 25, 2000, reflecting an 8.1% increase in pounds sold, including the increase in intracompany sales to the Apparel fabrics operations, and a 0.9% increase in average selling prices. Market pricing for sales yarns, especially open end yarns, remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns decreased 59.1% to $1.4 million for the thirteen weeks ended February 23, 2001 from $3.4 million for the thirteen weeks ended February 25, 2000 as a result of higher raw material costs.

         Other sales, which includes sales of greige and specialty fabrics and revenues from the Company's trucking operation, decreased 7.1% to $22.3 million for the thirteen weeks ended February 23, 2001 from $24.0 million for the thirteen weeks ended February 25, 2000 reflecting considerable softness in the greige fabric market. Operating income decreased 43.0% to $1.6 million for the thirteen weeks ended February 23, 2001 from $2.8 million for the thirteen weeks ended February 25, 2000 as a result of lower fabric volumes, and increased raw material costs.

         Intersegment sales increased 58.7% percent to $25.1 million for the thirteen weeks ended February 23, 2001 from $15.8 million for the thirteen weeks ended February 25, 2000, primarily reflecting the significant increase in consumption of internally produced yarns within the Company's apparel fabrics operation.

         INTEREST EXPENSE, NET. Interest expense, net decreased 6.5% to $5.1 million for the thirteen weeks ended February 23, 2001 from $5.4 million for the thirteen weeks ended February 25, 2000, reflecting a decline in market interest rates and the lower average balance of borrowings outstanding in the current fiscal quarter.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.3 million for the thirteen weeks ended February 23, 2001 compared to $1.3 million for the thirteen weeks ended February 25, 2000.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased to $1.1 million for the thirteen weeks ended February 23, 2001 from $3.1 million for the thirteen weeks ended February 25, 2000, reflecting the decline in income before income taxes. The Company's effective income tax rate was 36.5% for the thirteen weeks ended February 23, 2001 compared to 39.2% for the thirteen weeks ended February 25, 2000, primarily due to state incentive program credits relating to the Company's investments in its manufacturing facilities.


Twenty-Six Weeks Ended February 23, 2001 Compared to Twenty-Six Weeks Ended February 25, 2000

         NET SALES. Net sales decreased 0.3% to $391.1 million for the twenty-six weeks ended February 23, 2001 from $392.0 million for the twenty-six weeks ended February 25, 2000, as improvements in apparel fabric sales offset a reduction in outside yarn sales. Selling prices for all products remained highly competitive as global supply of textile and apparel products continued to exceed demand. The Company expects adverse pricing conditions to continue into the third quarter of fiscal 2001.

         OPERATING INCOME. Operating income decreased 25.3% to $23.6 million for the twenty-six weeks ended February 23, 2001 from $31.5 million for the twenty-six weeks ended February 25, 2000 reflecting declines in average selling prices and higher costs of raw materials, dyes and chemicals, and energy. In response to the intensely competitive market conditions, the Company continued its increased consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics, improving capacity utilization and sales rationalization. In addition, the Company responded to the strengthening demand for denim by shifting weaving production from greige fabrics to denim. This improvement in capacity utilization plus unit cost reductions achieved through plant management programs and capital expenditure projects partially offset the impact of lower selling prices and higher costs of raw materials, dyes and chemicals, and energy. Cost of goods sold increased 2.0% to $326.4 million for the twenty-six weeks ended February 23, 2001 from $319.9 million for the twenty-six weeks ended February 25, 2000. Cost of goods sold as a percentage of net sales increased to 83.5% for the twenty-six weeks ended February 23, 2001 from 81.6% for the twenty-six weeks ended February 25, 2000.

         Selling and administrative expenses decreased 3.3% to $19.0 million for the twenty-six weeks ended February 23, 2001 from $19.7 million for the twenty-six weeks ended February 25, 2000, primarily reflecting reduced accrual of certain associate benefits and performance based incentives corresponding to the decline in operating income for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.9% for the twenty-six weeks ended February 23, 2001 from 5.0% for the twenty-six weeks ended February 25, 2000.

         SEGMENT PERFORMANCE. Apparel fabrics sales increased 5.6% to $296.9 million for the twenty-six weeks ended February 23, 2001 from $281.2 million for the twenty-six weeks ended February 25, 2000. The increase in sales reflected a 5.8% increase in yards sold as demand for denim and bottomweight fabrics strengthened. Average selling prices declined 0.2%. Operating income for apparel fabrics decreased 9.0% to $34.7 million for the twenty-six weeks ended February 23, 2001 from $38.2 million for the twenty-six weeks ended February 25, 2000, primarily due to higher costs of raw materials, dyes and chemicals, and energy.

         Yarns sales decreased 3.4% to $94.3 million for the twenty-six weeks ended February 23, 2001 from $97.6 million for the twenty-six weeks ended February 25, 2000, reflecting a 1.5% increase in pounds sold, including the increase in intracompany sales to the Apparel fabrics operations, and a 4.8% decrease in average selling prices. Market pricing for sales yarns, especially open end yarns, remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns decreased 79.3% to $1.1 million for the twenty-six weeks ended February 23, 2001 compared to $5.5 million for the twenty-six weeks ended February 25, 2000. Operating income declined as a result of the decrease in average selling price and higher raw material costs.

         Other sales, which includes sales of greige and specialty fabrics and revenues from the Company's trucking operation decreased 2.4% to $47.2 million for the twenty-six weeks ended February 23, 2001 from $48.4 million for the twenty-six weeks ended February 25, 2000, reflecting considerable softness in the greige fabric market. Operating income decreased 31.8% to $3.4 million for the twenty-six weeks ended February 23, 2001 from $5.0 million for the twenty-six weeks ended February 25, 2000 as a result of lower fabric volumes and increased raw material costs.

         Intersegment sales increased 34.9% percent to $47.4 million for the twenty-six weeks ended February 23, 2001 from $35.1 million for the twenty-six weeks ended February 25, 2000, primarily reflecting the significant increase in consumption of internally produced yarns within the Company's apparel fabrics operation.

         INTEREST EXPENSE, NET. Interest expense, net decreased 6.1% to $10.0 million for the twenty-six weeks ended February 23, 2001 from $10.7 million for the twenty-six weeks ended February 25, 2000, reflecting a decline in market interest rates and the lower average balance of borrowings outstanding during the twenty-six weeks ended February 23, 2001.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $2.8 million for the twenty-six weeks ended February 23, 2001 compared to $2.6 million for the twenty-six weeks ended February 25, 2000. The increase was primarily attributable to higher market interest rates and the corresponding increase in discounts on the sale of accounts receivable under the securitization facility.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased to $3.9 million for the twenty-six weeks ended February 23, 2001 from $7.1 million for the twenty-six weeks ended February 25, 2000, reflecting the decline in income before income taxes. The Company's effective income tax rate was 36.6% for the twenty-six weeks ended February 23, 2001 compared to 39.2% for the twenty-six weeks ended February 25, 2000, primarily due to state incentive program credits relating to the Company's investments in its manufacturing facilities.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $7.2 million for the twenty-six weeks ended February 23, 2001. Principal working capital changes included an $8.7 million decrease in accounts receivable and a $30.9 million increase in inventories. Investing activities were predominantly equipment purchases and plant improvements of $36.3 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $35.5 million net increase in borrowings under the revolving credit facility, payment of $1.0 million on long-term debt, payment of $2.5 million in dividends on outstanding common stock and payment of $9.0 million due to the decrease in accounts receivable sold under the securitization facility.

         At February 23, 2001, the Company had borrowings of $85.6 million outstanding under its revolving line of credit and $31.6 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $36.3 million for the twenty-six weeks ended February 23, 2001, were primarily used to fund the modernization of a fabric finishing facility in South Carolina, the purchase and installation of new air jet weaving equipment and "linked" ring spinning equipment at various plant locations, and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 2001 will be approximately $45.0 million.

         Management believes that cash generated from operations, together with borrowings available under its revolving credit facility and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

FORWARD LOOKING STATEMENTS

         Statements herein regarding the Company's anticipated capital expenditures and anticipated performance in future periods constitute forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on sales prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting raw material costs. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):



                                                                    TWENTY-SIX WEEKS ENDED
                                                                    -----------------------
                                                                    FEB. 25,       FEB. 23,
                                                                      2000           2001
                                                                    -------        -------
                Net income                                          $10,988        $ 6,683
                Interest expense                                     10,704         10,052
                Discount and expenses on sale of receivables          2,617          2,849
                Provision for income taxes                            7,085          3,850
                Depreciation and amortization                        21,221         22,454
                Net change in allowance to adjust carrying
                     value of inventory to LIFO basis                    --          1,000
                                                                    -------        -------

                EBITDA                                              $52,615        $46,888
                                                                    =======        =======


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For discussion of certain market risks related to the Company, see Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for fiscal year ended August 25, 2000.

                              AVONDALE INCORPORATED


  PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                           On March 3, 1993, a case was filed in the Circuit
                  Court of Jefferson County, Alabama by Joe and Darnell Sullivan and Tommy and Stella Fay Gould and other parties against the Alabama Power Company, Russell Corporation, the Company and certain other parties ("Sullivan"). The complaint alleges that the Company and such other parties negligently or willfully discharged industrial wastewater containing hazardous materials, which allegedly damaged the plaintiffs' real properties and caused mental anguish to the plaintiffs. The complaint sought an award of compensatory and punitive damages. After two years and eleven months of litigation, the plaintiffs amended their complaint to include class action claims and treatment. Although the Trial Court granted class certification, the Supreme Court of Alabama reversed the class certification order, and the case proceeded as to the individual claims of the five plaintiffs.

                           On November 17, 1998, the trial court handed down a
                  verdict of $155,200 in compensatory damages and $52,398,000 in punitive damages against the Alabama Power Company, Russell Corporation and the Company, on a joint and several basis, in favor of the plaintiffs. This case was appealed to the Supreme Court of Alabama. Oral argument was held in January 2000, and on August 4, 2000, the Alabama Supreme Court issued a 6-3 opinion reversing and ordering a judgment to be entered in favor of the defendants because of plaintiff's failure of proof. The plaintiffs filed an Application for Rehearing on August 18, 2000, and the Company filed its response on September 1, 2000. On November 16, 2000, the Supreme Court of Alabama heard oral arguments on the application from all parties except the Alabama Power Company. On January 12, 2001, the Alabama Supreme Court issued a 6-3 final order, denying rehearing and reversing and rendering the case in favor of the defendants.

                           On February 28, 1999, a case was filed in the Circuit
                  Court of Jefferson County, Alabama by Chris and Regina Christian against Russell Corporation, Russell Lands, Inc., Alabama Power, the Company and certain other parties. The complaint alleged that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claimed that the value of their property had been diminished and that they suffered mental anguish, bodily injury and other pecuniary loss. Subsequent to the final decision by the Alabama Supreme Court in the Sullivan case, the plaintiffs in this complaint elected to voluntarily dismiss their case. Consequently, on February 1, 2001, the Circuit Court entered an order dismissing the complaint with prejudice.

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







Date:      April 6, 2001