Form 10-Q
period 2001-05-25
AVONDALE INC
filed 2001-07-09
CIK 911634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MAY 25, 2001
                                                   ------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    ---------------

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
YES [X] NO [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Description                  As Of           Shares Outstanding
   --------------------          ------------        ------------------
   Class A Common Stock          July 2, 2001        11,551,737  Shares
   Class B Common Stock          July 2, 2001           978,939  Shares

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL INFORMATION  (UNAUDITED)

        Item 1:     Financial Statements

                    Condensed Consolidated Balance Sheets at August 25, 2000 and May 25, 2001.............        1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    May 26, 2000 and May 25, 2001.........................................................        2

                    Condensed Consolidated Statements of Income for the Thirty-Nine Weeks Ended
                    May 26, 2000 and May 25, 2001.........................................................        3

                    Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
                    May 26, 2000 and May 25, 2001.........................................................        4

                    Notes to Condensed Consolidated Financial Statements..................................        5

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................        8

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................       12

PART  II  -  OTHER INFORMATION


        Item 1:     Legal Proceedings ....................................................................       13

        Item 2:     Changes in Securities and Use of Proceeds.............................................       14

        Item 3:     Defaults upon Senior Securities.......................................................       14

        Item 4:     Submission of Matters to a Vote of Security Holders...................................       14

        Item 5:     Other Information.....................................................................       14

        Item 6:     Exhibits and Reports on Form 8-K......................................................       14

        Signature   ......................................................................................       15

PART I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         AUG. 25,              MAY 25,
                                                                           2000                 2001
                                                                        ----------           ----------
                                       ASSETS
Current assets
    Cash                                                                $    7,867           $    2,296
    Accounts receivable, less allowance for doubtful accounts
       of $2,989 in fiscal 2000 and $3,350 in fiscal 2001                   54,531               48,226
    Inventories                                                            105,965              133,273
    Prepaid expenses                                                         2,100                1,785
                                                                        ----------           ----------
       Total current assets                                                170,463              185,580

Property, plant and equipment
    Land                                                                     8,400                8,400
    Buildings                                                               85,907               90,798
    Machinery and equipment                                                494,590              553,581
                                                                        ----------           ----------

                                                                           588,897              652,779
    Less accumulated depreciation                                         (346,006)            (370,264)
                                                                        ----------           ----------

                                                                           242,891              282,515
Other assets                                                                25,354               16,253
                                                                        ----------           ----------
                                                                        $  438,708           $  484,348
                                                                        ==========           ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                    $   32,358           $   33,997
    Accrued compensation, benefits and related expenses
                                                                            23,277               16,955
    Other accrued expenses
                                                                            20,618               16,493
    Long-term debt due in one year
                                                                             2,500                1,500
    Income taxes payable
                                                                             2,375                2,914
                                                                        ----------           ----------
       Total current liabilities
                                                                            81,128               71,859

Long-term debt
                                                                           185,175              237,400
Deferred income taxes and other long-term liabilities
                                                                            41,900               42,616
Shareholders' equity
    Preferred stock
       $.01 par value; 10,000 shares authorized                                 --                   --
    Common stock
       Class A, $.01 par value; 100,000 shares
          authorized; issued and outstanding -- 11,552 shares
          in fiscal 2001 and 11,565 shares in fiscal 2000                      115                  115
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding                                10                   10
    Capital in excess of par value                                          39,696               39,669
    Accumulated other comprehensive loss                                        --                 (242)
    Retained earnings                                                       90,684               92,921
                                                                        ----------           ----------
       Total shareholders' equity                                          130,505              132,473
                                                                        ----------           ----------
                                                                        $  438,708           $  484,348
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

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THIRTEEN WEEKS ENDED
                                                      ------------------------------
                                                        MAY 26,            MAY 25,
                                                         2000                2001
                                                      ----------          ----------
Net sales                                             $  228,432          $  203,406

Operating costs and expenses
    Cost of goods sold                                   184,482             177,534

    Depreciation                                          10,457              11,714

    Selling and administrative expenses                   10,002               8,297
                                                      ----------          ----------

       Operating income                                   23,491               5,861

Interest expense                                           5,049               5,104
Discount and expenses on sale of receivables               1,382               1,204
Other expense,  net                                          216                 344
                                                      ----------          ----------

     Income (loss) before income taxes                    16,844                (791)

Provision for (benefit of) income taxes                    6,110                (264)
                                                      ----------          ----------

       Net income (loss)                              $   10,734          $     (527)
                                                      ==========          ==========


Per share data:
       Net income (loss)-basic                        $      .85          $     (.04)
                                                      ==========          ==========

       Net income (loss)-diluted                      $      .84          $     (.04)
                                                      ==========          ==========

       Dividends declared                             $      .10          $      .10
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

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THIRTY-NINE WEEKS ENDED
                                                      --------------------------
                                                       MAY 26,           MAY 25,
                                                        2000              2001
                                                      --------          --------
Net sales                                             $620,480          $594,461

Operating costs and expenses
    Cost of goods sold                                 504,372           503,885

    Depreciation                                        31,395            33,810

    Selling and administrative expenses                 29,701            27,344
                                                      --------          --------

       Operating income                                 55,012            29,422

Interest expense                                        15,754            15,156
Discount and expenses on sale of receivables             3,999             4,053
Other expense, net                                         342               471
                                                      --------          --------

     Income before income taxes                         34,917             9,742

Provision for income taxes                              13,195             3,586
                                                      --------          --------

       Net income                                     $ 21,722          $  6,156
                                                      ========          ========


Per share data:
       Net income-basic                               $   1.71          $    .49
                                                      ========          ========

       Net income-diluted                             $   1.69          $    .49
                                                      ========          ========

       Dividends declared                             $    .30          $    .30
                                                      ========          ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THIRTY-NINE WEEKS ENDED
                                                                         ---------------------------
                                                                          MAY 26,            MAY 25,
                                                                           2000               2001
                                                                         --------           --------
Operating activities
    Net income                                                           $ 21,722           $  6,156
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                    31,836             34,347
          Provision for (benefit of) deferred income taxes                 (2,324)               251
          Loss (gain) on sale of equipment                                    (82)               468
          Changes in operating assets and liabilities                        (763)           (17,169)
                                                                         --------           --------

            Net cash provided by operating activities                      50,389             24,053

Investing activities
    Purchases of property, plant and equipment                            (20,148)           (74,777)
    Proceeds from sale of property, plant and equipment                       534                874
                                                                         --------           --------

            Net cash used in investing activities                         (19,614)           (73,903)

Financing activities
    Net borrowings (payments) on revolving line of credit and
        long-term debt                                                    (24,575)            51,225
    Sale of accounts receivable, net                                       (6,000)            (3,000)
    Issuance of common stock                                                  314                 20
    Purchase and retirement of common stock                                (1,984)              (204)
    Dividends paid                                                         (3,807)            (3,762)
                                                                         --------           --------

            Net cash provided by (used in) financing activities           (36,052)            44,279
                                                                         --------           --------

Decrease in cash                                                           (5,277)            (5,571)

Cash at beginning of period                                                 8,545              7,867
                                                                         --------           --------

            Cash at end of period                                        $  3,268           $  2,296
                                                                         ========           ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  MAY 25, 2001

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirty-nine weeks ended May 25, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001.

         2. Inventories: Components of inventories are as follows (amounts in thousands):

                                                          AUG. 25,           MAY 25,
                                                            2000              2001
                                                          --------          --------
             Finished goods                               $ 34,179          $ 52,391
             Work in process                                39,462            47,004
             Raw materials                                  15,088            17,968
             Dyes and chemicals                              5,872             5,696
                                                          --------          --------
             Inventories at FIFO                            94,601           123,059

             Premium to adjust carrying value to
                  LIFO basis                                 4,700             3,200
                                                          --------          --------

                                                            99,301           126,259
             Supplies at average cost                        6,664             7,014
                                                          --------          --------

                                                          $105,965          $133,273
                                                          ========          ========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                  MAY 25, 2001

         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at May 25, 2001 and the related impact on the statement of income for the thirty-nine weeks then ended has been determined using estimated quantities and costs as of the fiscal 2001 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

                                                            THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                           -----------------------         -----------------------
                                                           MAY 26,         MAY 25,         MAY 26,         MAY 25,
                                                             2000            2001            2000            2001
                                                           -------         -------         -------         -------
             Weighted average shares outstanding -
                 basic                                      12,687          12,531          12,691          12,537
             Effect of employee stock options                  148              --             148             133
                                                            ------          ------          ------          ------
             Weighted average shares outstanding -
                 diluted                                    12,835          12,531          12,839          12,670
                                                            ======          ======          ======          ======

         4. Segment Information: Condensed segment information is as follows (amounts in thousands):

                                                               THIRTY-NINE WEEKS ENDED
                                                           -------------------------------
                                                             MAY 26,             MAY 25,
                                                              2000                 2001
                                                           ----------           ----------
             Revenues:
                 Apparel fabrics                           $  451,736           $  451,104
                 Yarns                                        145,772              146,912
                 Other                                         74,809               70,154
                                                           ----------           ----------
                                                              672,317              668,170
                      Less intersegment sales                  51,837               73,709
                                                           ----------           ----------
                           Total                           $  620,480           $  594,461
                                                           ==========           ==========

             Income:
                 Apparel fabrics                           $   64,120           $   43,638
                 Yarns                                          8,115                3,056
                 Other                                          7,870                4,100
                 Unallocated                                  (25,093)             (21,372)
                                                           ----------           ----------
                     Total operating income                    55,012               29,422
                 Interest expense                              15,754               15,156
                 Discount and expenses on sale of
                      receivables                               3,999                4,053
                 Other expense, net                               342                  471
                                                           ----------           ----------
                     Income before income taxes            $   34,917           $    9,742
                                                           ==========           ==========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                  MAY 25, 2001

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

         6. Comprehensive Income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows:

                                                                            THIRTY-NINE WEEKS ENDED
                                                                          --------------------------
                                                                           MAY 26,           MAY 25,
                                                                            2000              2001
                                                                          --------          --------
             Net income                                                   $ 21,722          $  6,156
             Cumulative effect of adoption of Statement of
               Financial Accounting Standards No. 133,
                net of income taxes                                             --               427
             Change in fair value of interest rate swaps, net of
                income taxes                                                    --              (669)
                                                                          --------          --------
             Comprehensive income                                         $ 21,722          $  5,914
                                                                          ========          ========

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

         At May 25, 2001, the Company had interest rate swap agreements with notional amounts aggregating $35 million. The agreements, which have been classified as cash flow hedges, effectively convert a portion of the Company's outstanding revolving credit facility and industrial revenue bonds to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense.

         Upon adoption of Statement No. 133, the Company recorded the fair value of the interest rate swap agreements, approximately $427,000 net of income taxes, in other assets and accumulated other comprehensive income at the beginning of fiscal 2001. For the thirty-nine weeks ended May 25, 2001, a decline in fair value of approximately $669,000, net of income taxes, was recorded as an unrealized loss in other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 25, 2001 Compared to Thirteen Weeks Ended May 26, 2000

         NET SALES. Net sales decreased 10.9% to $203.4 million for the thirteen weeks ended May 25, 2001 from $228.4 million for the thirteen weeks ended May 26, 2000. Retail sales of apparel slowed considerably during the thirteen weeks ended May 25, 2001, reducing demand for apparel fabrics and yarns as retailers and apparel producers exercised tighter management of their supply chains. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries promoted the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. The Company expects these conditions to continue into the fourth quarter of fiscal 2001, negatively impacting both pricing and unit volume of the Company's products.

         OPERATING INCOME. Operating income decreased 74.9% to $5.9 million for the thirteen weeks ended May 25, 2001 from $23.5 million for the thirteen weeks ended May 26, 2000, reflecting higher costs of raw materials, dyes and chemicals, and energy in addition to generally lower average selling prices. Reduced unit volumes also negatively impacted unit cost absorption. Cost of goods sold decreased 3.8% to $177.5 million for the thirteen weeks ended May 25, 2001 from $184.5 million for the thirteen weeks ended May 26, 2000, reflecting the reduction in unit sales. Cost of goods sold as a percentage of net sales increased to 87.3% for the thirteen weeks ended May 25, 2001 from 80.8% for the thirteen weeks ended May 26, 2000.

         Selling and administrative expenses decreased 17.0% to $8.3 million for the thirteen weeks ended May 25, 2001 from $10.0 million for the thirteen weeks ended May 26, 2000, primarily reflecting reductions in certain associate benefits and performance based incentives corresponding to the decline in operating income for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.1% for the thirteen weeks ended May 25, 2001 from 4.4% for the thirteen weeks ended May 26, 2000.

         SEGMENT PERFORMANCE. Apparel fabric sales decreased 9.6% to $154.2 million for the thirteen weeks ended May 25, 2001 from $170.5 million for the thirteen weeks ended May 26, 2000. The decrease in sales reflected an 8.9% decline in yards sold as demand for denim and bottom-weight fabrics weakened. Average selling price was essentially flat for the respective periods. Operating income for apparel fabrics decreased 65.6% to $8.9 million for the thirteen weeks ended May 25, 2001 from $25.9 million for the thirteen weeks ended May 26, 2000, primarily due to the reduced unit volume and higher costs of raw materials, dyes and chemicals, and energy.

         Yarn sales increased 9.1% to $52.6 million for the thirteen weeks ended May 25, 2001 from $48.2 million for the thirteen weeks ended May 26, 2000. The sales increase was the result of a 3.8% increase in pounds sold, including intracompany sales, and a 5.1% increase in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns decreased 29.6% to $1.9 million for the thirteen weeks ended May 25, 2001 from $2.7 million for the thirteen weeks ended May 26, 2000, primarily as a result of higher raw material costs.

         Other sales, which include sales of greige and specialty fabrics and revenues from the Company's trucking operation, decreased 13.3% to $22.9 million for the thirteen weeks ended May 25, 2001 from $26.4 million for the thirteen weeks ended May 26, 2000. The decrease in other sales was primarily attributable to continued softness in the greige fabric market. Operating income decreased 75.9% to $0.7 million for the thirteen weeks ended May 25, 2001 from $2.9 million for the thirteen weeks ended May 26, 2000, primarily due to lower unit volume and higher raw material costs.

         Inter-segment sales increased 57.5% to $26.3 million for the thirteen weeks ended May 25, 2001 from $16.7 million for the thirteen weeks ended May 26, 2000, reflecting the significant increase in consumption of internally produced yarns and greige fabrics within the Company's apparel fabrics operation.

         INTEREST EXPENSE, NET. Net interest expense increased 2.0% to $5.1 million for the thirteen weeks ended May 25, 2001 from $5.0 million for the thirteen weeks ended May 26, 2000. The increase was the result of a higher average balance of borrowings outstanding during the thirteen weeks ended May 25, 2001, partially offset by lower market interest rates applicable to those borrowings.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $1.2 million for the thirteen weeks ended May 25, 2001 compared to $1.4 million for the thirteen weeks ended May 26, 2000. The decrease was primarily attributable to lower market interest rates and the resulting decline in discounts incurred on the receivables sold.

         PROVISION FOR INCOME TAXES. A benefit from income taxes of $0.3 million was recorded for the thirteen weeks ended May 25, 2001, reflecting the loss before income taxes, compared to a provision for income taxes of $6.1 million for the thirteen weeks ended May 26, 2000.

Thirty-Nine Weeks Ended May 25, 2001 Compared to Thirty-nine Weeks Ended May 26, 2000

         NET SALES. Net sales decreased 4.2% to $594.5 million for the thirty-nine weeks ended May 25, 2001 from $620.5 million for the thirty-nine weeks ended May 26, 2000. The decline in sales was primarily attributable to the Company's decision to consume significantly more internally produced yarns and greige fabrics in response to the highly competitive markets for those products. However, unit volume and selling prices for all products remained highly competitive as global supply of textile and apparel products continued to exceed demand. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries promoted increased importation of goods from those countries by U.S. retailers. The Company expects these conditions, including the recent decline in retail sales of apparel, to continue into the fourth quarter of fiscal 2001, negatively impacting both pricing and unit volume of the Company's products.

         OPERATING INCOME. Operating income decreased 46.5% to $29.4 million for the thirty-nine weeks ended May 25, 2001 from $55.0 million for the thirty-nine weeks ended May 26, 2000, reflecting higher costs of raw materials, dyes and chemicals, and energy. In response to the intensely competitive market conditions, the Company continued its increased consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics, improving capacity utilization and sales rationalization. Cost of goods sold decreased 0.1% to $503.9 million for the thirty-nine weeks ended May 25, 2001 from $504.4 million for the thirty-nine weeks ended May 26, 2000. Cost of goods sold as a percentage of net sales increased to 84.8% for the thirty-nine weeks ended May 25, 2001 from 81.3% for the thirty-nine weeks ended May 26, 2000.

         Selling and administrative expenses decreased 8.1% to $27.3 million for the thirty-nine weeks ended May 25, 2001 from $29.7 million for the thirty-nine weeks ended May 26, 2000, primarily reflecting reductions in certain associate benefits and performance based incentives corresponding to the decline in operating income for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.6% for the thirty-nine weeks ended May 25, 2001 from 4.8% for the thirty-nine weeks ended May 26, 2000.

         SEGMENT PERFORMANCE. Apparel fabric sales were essentially flat, decreasing 0.1% to $451.1 million for the thirty-nine weeks ended May 25, 2001 from $451.7 million for the thirty-nine weeks ended May 26, 2000, as average selling price and yards sold were approximately equal for the respective periods. Operating income for apparel fabrics decreased 32.0% to $43.6 million for the thirty-nine weeks ended May 25, 2001 from $64.1 million for the thirty-nine weeks ended May 26, 2000, primarily due to higher costs of raw materials, dyes and chemicals, and energy.

         Yarn sales increased 0.8% to $146.9 million for the thirty-nine weeks ended May 25, 2001 from $145.8 million for the thirty-nine weeks ended May 26, 2000. The sales increase was the result of a 2.4% increase in pounds sold, including intracompany sales, partially offset by a 1.6% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns decreased 61.7% to $3.1 million for the thirty-nine weeks ended May 25, 2001 to $8.1 million for the thirty-nine weeks ended May 26, 2000, primarily as a result of higher raw material costs.

         Other sales, which include sales of greige and specialty fabrics and revenues from the Company's trucking operation, decreased 6.1% to $70.2 million for the thirty-nine weeks ended May 25, 2001 from $74.8 million for the thirty-nine weeks ended May 26, 2000. The decrease in other sales was primarily attributable to considerable softness in the greige fabric market. Operating income decreased 48.1% to $4.1 million for the thirty-nine weeks ended May 25, 2001 from $7.9 million for the thirty-nine weeks ended May 26, 2000, primarily due to lower unit volume and higher raw material costs.

         Inter-segment sales increased 42.3% to $73.7 million for the thirty-nine weeks ended May 25, 2001 from $51.8 million for the thirty-nine weeks ended May 26, 2000, reflecting the significant increase in consumption of internally produced yarns and greige fabrics within the Company's apparel fabrics operation.

         INTEREST EXPENSE, NET. Net interest expense decreased 3.8% to $15.2 million for the thirty-nine weeks ended May 25, 2001 from $15.8 million for the thirty-nine weeks ended May 26, 2000. The decrease was the result of a lower average balance of borrowings outstanding during the thirteen weeks ended May 25, 2001 and a decline in market interest rates applicable to those borrowings.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sale of receivables were $4.1 million for the thirty-nine weeks ended May 25, 2001 compared to $4.0 million for the thirty-nine weeks ended May 26, 2000. The decrease was primarily attributable to lower market interest rates and the resulting decline in discounts incurred on receivables sold.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased to $3.6 million for the thirty-nine weeks ended May 25, 2001 from $13.2 million for the thirty-nine weeks ended May 26, 2000, reflecting the decline in income before income taxes. The Company's effective income tax rate was 36.8% for the thirty-nine weeks ended May 25, 2001 compared to 37.8% for the thirty-nine weeks ended May 26, 2000. The decline in the effective rate was primarily the result of receipt of state incentive program credits relating to the Company's investments in its manufacturing facilities.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $24.1 million for the thirty-nine weeks ended May 25, 2001. Principal working capital changes included a $9.3 million decrease in accounts receivable, a $27.3 million increase in inventories and a $8.9 million decrease in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and plant improvements of $74.8 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $59.7 million net increase in borrowings under the revolving credit facility, payment of $8.5 million on long-term debt, payment of $3.8 million in dividends on outstanding common stock and payment of $3.0 million due to the decrease in accounts receivable sold under the securitization facility.

         At May 25, 2001, the Company had borrowings of $109.9 million outstanding under its revolving line of credit and $15.1 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $74.8 million for the thirty-nine weeks ended May 25, 2001, were primarily used to fund the modernization of a fabric finishing facility in South Carolina, the purchase and installation of new air jet weaving equipment and "linked" ring spinning equipment at various plant locations, and other equipment purchases. Management estimates that capital expenditures for the balance of fiscal 2001 will be approximately $16 million.

         Management believes that cash generated from operations, together with the borrowings available under its revolving line of credit and proceeds from sales of trade receivables, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

FORWARD LOOKING STATEMENTS

         Statements herein regarding the Company's anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on sales prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting raw material costs. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                                            THIRTY-NINE WEEKS ENDED
                                                                          --------------------------
                                                                           MAY 26,           MAY 25,
                                                                            2000              2001
                                                                          --------          --------
             Net income                                                   $ 21,722          $  6,156
             Interest expense                                               15,754            15,156
             Discount and expenses on sale of receivables                    3,999             4,053
             Provision for income taxes                                     13,195             3,586
             Depreciation and amortization                                  31,836            34,347
             Net change in allowance to adjust carrying
                  value of inventory to LIFO basis                              --             1,500
                                                                          --------          --------

             EBITDA                                                       $ 86,506          $ 64,798
                                                                          ========          ========

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

                  On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of the appeal in the Sullivan case. Subsequent to the Alabama Supreme Court's actions with regard to the Sullivan case, plaintiff's counsel, which includes attorneys who acted as co-plaintiff's counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on certain narrow legal theories that the damages claimed in this action are sufficiently different from the Sullivan Case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court judge has allowed the case to proceed to the discovery phase, issuing a deadline of

         November, 2001 to complete the discovery. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

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



Date: July 9, 2001