Form 10-K405
period 2001-08-31
AVONDALE INC
filed 2001-11-13
CIK 911634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                    FORM 10-K

     (MARK ONE)
        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 2001
                                                                 OR
        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM _____________TO______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
|X|

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 1, 2001 (based upon the book value per share of Class A Common Stock as of August 31, 2001) was $15,300,000.

     As of November 1, 2001, the registrant had 11,551,737 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.
================================================================================

                               INDEX TO FORM 10-K

                              AVONDALE INCORPORATED


                                                                                                      PAGE
                                                                                                    REFERENCE
                                                                                                    ---------
                                                      PART I
Item  1.          Business...................................................................           2
Item  2.          Properties.................................................................          10
Item  3.          Legal Proceedings..........................................................          11
Item  4.          Submission of Matters to a Vote of Security Holders........................          12

                                                     PART II
Item  5.          Market for Registrant's Common Equity and Related Stockholder Matters......          13
Item  6.          Selected Financial Data....................................................          14
Item  7.          Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.................................................          16
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.................          24
Item  8.          Financial Statements and Supplementary Data................................          25
Item  9.          Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure..............................................          44

                                                     Part III
Item 10.          Directors and Executive Officers of the Registrant.........................          45
Item 11.          Executive Compensation.....................................................          48
Item 12.          Security Ownership of Certain Beneficial Owners and Management.............          54
Item 13.          Certain  Relationships and Related Transactions............................          57

                                                     PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K............          58

                                     PART I

         Unless the context otherwise requires, references herein to the Company refer to Avondale Incorporated and its subsidiaries and any reference to a "fiscal" year of the Company refers to the Company's fiscal year ending on the last Friday in August in such year.

ITEM 1.  BUSINESS

         GENERAL The Company is one of the largest domestic manufacturers of indigo-dyed denim fabrics, cotton and cotton-blend piece-dyed fabrics, and cotton and cotton-blend yarns. The Company operates 24 manufacturing facilities in four southeastern states and is organized in three principal business segments: apparel fabrics, yarns and other sales.

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

DESCRIPTION OF THE BUSINESS

         The Company operates principally in three segments: apparel fabrics, yarns and other sales. Financial information relating to these segments is presented in Note 3 to the Consolidated Financial Statements. In conjunction with the adoption of Emerging Issues Task Force Issue No. 00-10, the Company amended reported revenues of the segments to classify as revenues the shipping and handling charges billed to customers. In addition, certain prior year segment information has been reclassified to conform to the current year's presentation.

         Products.

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

         Apparel fabrics sales accounted for 72%, 74% and 78%, respectively, of the Company's net sales in fiscal 1999, 2000 and 2001.

         Yarns. The Company is one of the largest domestic producers and marketers of cotton and cotton-blend yarns, which are used internally in the production of woven fabrics or marketed to outside customers in the knitting and weaving industries. The Company's yarns are used in the manufacture of a broad range of items, including apparel (primarily T-shirts, underwear, hosiery, knitted outerwear, denim, and woven and fleece sportswear) and home furnishings. The Company's yarn sales accounted for approximately 28%, 28% and 31%, respectively, of the Company's net sales in fiscal 1999, 2000 and 2001.

         Other. Other sales include sales of greige and specialty fabrics and revenues from the Company's trucking operation.

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

         The Company's other sales accounted for 9%, 10% and 10%, respectively, of the Company's net sales in fiscal 1999, 2000 and 2001.

         Intersegment Sales. Intersegment sales represent the transfer of yarns and greige fabrics among the three business segments. These items ultimately are consumed in the production of finished products, and therefore are not included in net sales. Intersegment sales accounted for (9%), (12%) and (19%), respectively, of the Company's net sales in fiscal 1999, 2000 and 2001.

Sales and Marketing

         The Company sold apparel fabrics, greige and specialty fabrics, and yarns to approximately 900, 400 and 500 customers, respectively, in fiscal 2001. The Company believes it is the leading supplier of denim to V.F. Corporation (the maker of Lee(R), Rider(R), Wrangler(R), Rustler(R), Brittania(R), Red Kap(R), Timbercreek(R), Chic(R), and HealthTex(R)brands), with total sales of apparel fabrics and yarns to V.F. Corporation accounting for 17% of the Company's net sales in fiscal 2001. The Company believes that it has a strong working relationship with V.F. Corporation. Other than V.F. Corporation, none of the Company's customers accounted for 10% or more of the Company's net sales in fiscal 2001.

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

         In response to the highly competitive market conditions and continued oversupply of open-end yarns, in September and October 2001, the Company announced the closing of two separate open-end yarn manufacturing facilities located in North Carolina. The closing of these two facilities will allow the Company to reduce its sales of open-end yarns which have proven to be unprofitable in recent years and improve the capacity utilization and operating efficiencies of its remaining yarn manufacturing facilities.

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

         - 1998 and 1999 -- Completed construction of a new piece-dyeing range in February 1999, and installed technologically advanced fabric inspection equipment for piece-dyed fabrics;

         - 2000 -- Completed replacement of earlier generation air jet looms with new, high speed air jet looms in November 1999 for production of greige fabrics to be piece-dyed for sportswear and utilitywear end uses;

         - 2000 -- Completed modernization of an existing ring spinning facility in August 2000, including the replacement of earlier generation roving, ring spinning and winding equipment with technologically advanced linked ring spinning;

         - 2001 -- Completed expansion of an existing piece-dyed finishing facility in January 2001, for the production of additional finished piece-dyed fabrics for sportwear and utilitywear end uses;

         - 2001 -- Completed expansion and modernization of an existing greige weaving facility in May 2001, including the construction of a new building addition and the installation of modern air jet looms for the production of additional greige fabrics;

         - 2001 -- Completed expansion and modernization of an existing integrated denim weaving facility in May 2001, including the installation of modern air jet looms for the production of additional denim fabrics;

         - 2001 -- Completed expansion of linked ring spinning facility which was modernized in August 2000;

         - 2001 -- Completed modernization of existing spinning operation within integrated fabric weaving facility in August 2001, including installation of technologically advanced linked ring spinning; and

         - 2001 -- Completed construction of a new ring spinning facility using existing manufacturing floor space, in August 2001, including installation of technologically advanced link ring spinning.

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

         In addition, the Federal Agricultural Improvement and Reform Act of 1996 established certain support programs that, among other things, continue through the year 2002 the three-step competitiveness program established under the 1990 Trade Act. In fiscal 1999, the Company received compensation from the U.S. Department of Agriculture under these support programs representing the differential between domestic cotton prices and world cotton prices. However, these payments ceased as of December 15, 1998 as financing for the program was exhausted, and tariff-free quotas for the importation of cotton opened in March 1999.

         On October 22, 1999 the Fiscal 2000 Agriculture Appropriations Bill was signed into law, restoring funding of payments effective October 1, 1999 under the three-step competitiveness program and redefining import quota triggers. Accordingly, during fiscal 2000 and 2001, the Company received renewed compensation from the U.S. Department of Agriculture for the differential between domestic cotton prices and world cotton prices for cotton consumed on or after October 1, 1999.

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

         The principal man-made fiber purchased by the Company is polyester. The Company currently purchases substantially all of the man-made fibers used in its products from two suppliers, but such fibers are readily available from other suppliers. The Company maintains a limited supply of such fibers in inventory. The Company generally has no difficulty in obtaining sufficient quantities of man-made fibers.

         The Company purchases dyes and chemicals used in its dyeing and finishing processes, and these dyes and chemicals normally have been available in adequate supplies through a number of suppliers. In connection with the acquisition of Graniteville, the Company entered into an agreement (the "Supply Agreement"), extending through March 2006, with C.H. Patrick & Co., Inc. which was subsequently acquired by B.F. Goodrich ("Goodrich"). In 2000, Goodrich sold the chemical portion of their business to Noveon, Inc. ("Noveon"), formerly B.F. Goodrich PMD Group and the textile dye portion of their business to C.H. Patrick & Co, Inc. ("Patrick"), formerly CHP Acquisition Group, Inc. On February 28, 2001, the Company executed an assignment of the Supply Agreement whereby the Company will purchase textile dyes from Patrick and chemicals from Noveon. This Supply Agreement generally stipulates that Patrick and Noveon ("the Suppliers") will have the opportunity to provide certain dyes and chemicals utilized by the Company if the Suppliers meet certain conditions, including competitive pricing and the ability to provide the applicable dyes and chemicals in accordance with the Company's specifications and delivery requirements. The Supply Agreement is terminable by the Company prior to the end of the original 10-year term in the event of a pattern of repeated, material failures by the Suppliers to satisfy their obligations with respect to product specifications, delivery schedules or other material terms. Under the Supply Agreement, a default by one supplier will not constitute a default by the other supplier.

         The Company purchases yarns and greige fabrics to supplement its internal yarn and fabric production, and consumes these products in the production of greige and finished fabrics for its customers. These yarns and greige fabrics are readily available from a number of suppliers.

   Competition

         The textile industry is highly competitive, and no single company is dominant. Management believes that the Company is one of the largest domestic manufacturers of indigo-dyed denim, piece-dyed fabrics for utilitywear and sportswear and cotton and cotton-blend yarns. The Company's competitors include large, vertically integrated textile companies and numerous smaller companies. In recent years there has been a trend toward consolidation within certain markets of the textile industry and, within the Company's markets, increases in manufacturing capacity. The primary competitive factors in the textile industry are price, product styling and differentiation, quality, manufacturing flexibility, delivery time and customer service. The importance of these factors is determined by the needs of particular customers and the characteristics of particular products. The failure of the Company to compete effectively with respect to any of these key factors or to keep pace with rapidly changing markets could have a material adverse effect on the Company's results of operations and financial condition.

         Increases in domestic capacity and imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers. The U.S. government attempts to regulate the growth of certain textile and apparel imports by establishing quotas and tariffs on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the U.S. of (or using) domestic textile components. During fiscal 2000 and 2001, imports of certain textile products into the U.S. increased primarily as a result of declines in consumer demand within Asia, heightened liquidity requirements of Asian textile producers and significant devaluation of Asian currencies vis-a-vis the U.S. dollar.

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

         The tragic events of September 11, 2001 and the events occurring since that time have created tremendous uncertainty within the U.S. marketplace. Retail sales, already suffering the impact of economic slowdown and rising unemployment, could slip further if this uncertainty adversely impacts consumer spending. Additionally, trade concessions granted by the U.S. government to textile exporting countries, such as Pakistan, in response to those countries' support of U.S. actions could make the products of the domestic textile industry less competitive against low cost imports from such countries. On the other hand, the disruption of shipping and distribution channels throughout the world could place a premium on the ability of the U.S. textile industry to quickly respond to replenishment orders from U.S. retailers and apparel manufacturers. The Company is unable to predict at this time how these recent events will impact its business.

 Backlog

         The Company's order backlog was approximately $278 million at August 31, 2001, as compared to approximately $400 million at August 25, 2000, primarily reflecting weakened demand for denim and other bottom-weight fabrics. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 31, 2001 are expected to be filled by the end of fiscal 2002.

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

Associates

         At August 31, 2001, the Company had approximately 5,800 associates. None of the Company's associates is covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are good.

         While the Company has associates working and traveling in New York City and throughout the country, fortunately none of its associates were injured in the September 11th tragedy. Those associates traveling on routine business matters on Tuesday, September 11, 2001, although temporarily stranded due to disruption in some modes of transportation, were able to return to their homes by Friday night. For this, management is most grateful.

ITEM 2.  PROPERTIES

         The Company currently operates 24 manufacturing facilities in the U.S., of which nine are located in Alabama, three are located in North Carolina, three are located in Georgia and nine are located in South Carolina. The Company owns 23 of these facilities and leases one facility in connection with its issuance of industrial revenue bonds. Of the Company's manufacturing facilities, fifteen of the Company's manufacturing facilities produce yarn, six manufacture fabrics, four are dyeing facilities and four are engaged in fabric finishing. Additionally, the Company operates six warehouses.

         In September and October 2001, the Company announced the closing of two separate open-end yarn manufacturing facilities located in North Carolina which will allow the Company to reduce its sales of unprofitable open-end yarns and improve capacity utilization and operating efficiencies at its remaining yarn manufacturing facilities.

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

ITEM 3.  LEGAL PROCEEDINGS

         On March 3, 1993, a case was filed in the Circuit Court of Jefferson County, Alabama by Joe and Darnell Sullivan and Tommy and Stella Fay Gould and other parties against the Alabama Power Company, Russell Corporation, the Company and certain other parties ("Sullivan"). The complaint alleged that the Company and such other parties negligently or willfully discharged industrial wastewater containing hazardous materials, which allegedly damaged the plaintiffs' real properties and caused mental anguish to the plaintiffs. The complaint sought an award of compensatory and punitive damages. After two years and eleven months of litigation, the plaintiffs amended their complaint to include class action claims and treatment. Although the Trial Court granted class certification, the Supreme Court of Alabama reversed the class certification order, and the case proceeded as to the individual claims of the five plaintiffs.

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

         On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision located on Lake Martin near Alexander City, Alabama, against Russell Corporation, Alabama Power and the Company. Sixteen individuals were dismissed from the case in August and September 2001, leaving eight remaining individual plaintiffs. The complaint, which must be tried under provisions of the Alabama tort reform legislation enacted in 1999 to limit punitive damages, alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of the appeal in the Sullivan case. Subsequent to the Alabama Supreme Court's actions with regard to the Sullivan case, plaintiff's counsel, which includes attorneys who acted as co-plaintiff's counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on certain narrow legal theories that the damages claimed in this action are sufficiently different from the Sullivan Case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court judge has allowed the case to proceed to the discovery phase, issuing a deadline of November, 2001 to complete discovery. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the

Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

         The Company, along with Russell Corporation and the municipality of Alexander City, Alabama, was named during fiscal 1998 in two almost identical citizen suits. The first suit, filed on May 18, 1998, was brought pursuant to the federal Clean Water Act ("CWA"). The second suit, filed on August 28, 1998, was brought pursuant to both the CWA and the RCRA. In both lawsuits, the plaintiff has alleged that the Company's permitted discharges of wastewater from its facility in Alexander City into the waste water treatment plant of Alexander City have indirectly caused the wastewater treatment plant to exceed the effluent limitation imposed upon the treatment plant's discharges into a local body of water, thereby violating the CWA. The plaintiff repeated that claim in the second lawsuit, but also alleged that the Company also violated RCRA by contributing to the disposal of a hazardous waste in such a manner as to endanger human health or the environment. In September 1998, the cases were consolidated, and the first case filed was designated the "lead case". In each of these cases, the Company filed motions to dismiss and for summary judgment which it believed to be meritorious. However, prior to the court's ruling on the Company's motions, the plaintiff moved the court to dismiss the suits. On September 30, 1999, pursuant to the plaintiff's motion, the court dismissed the lead case and terminated the remaining case. The dismissal of these cases was "without prejudice". Concurrent with this litigation, the United States Environmental Protection Agency ("EPA") initiated an investigation of possible CWA violations at the Company's facility. This investigation has been concluded, and the Company has entered into an oral agreement with the EPA to settle the investigation for payment of $25,750, with no admission of liability.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no established public trading market for the Company's Class A Common Stock or Class B Common Stock (collectively, "Common Stock"). As of August 31, 2001 there were 130 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $5.1 million and $5.0 million in respect of its outstanding Common Stock during fiscal 2000 and 2001, respectively.

         The Company has issued and outstanding $125 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "Notes") under an Indenture dated as of April 23, 1996 among the Company, Avondale Mills and The Bank of New York, as trustee (the "Indenture"). The Indenture contains certain covenants that could indirectly restrict the Company's ability to pay dividends. As amended effective August 30, 2001, the Company maintains a $125 million revolving credit facility under a loan agreement among Avondale Mills and a syndicate of banks (the "Credit Facility"). The Credit Facility contains certain covenants that could indirectly restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated statement of income data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 31, 2001. Such data were derived from the audited Consolidated Financial Statements of the Company. The audited Consolidated Financial Statements and Notes thereto of the Company for each of the three fiscal years in the period ended August 31, 2001 are included elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

                                                                                         FISCAL YEAR
                                                             ------------------------------------------------------------------
                                                                1997           1998           1999        2000           2001
                                                             ---------      ---------      --------      --------      --------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)
Statement of Income Data:
    Net sales .........................................      $ 1,057.4      $ 1,064.3      $  890.9      $  836.5      $  772.8
    Gross profit ......................................          126.2          137.3          89.7         116.3          60.9
    Facility restructuring ............................             --            2.7           6.2            --            --
    Operating income ..................................           79.0           86.6          45.3          77.9          27.9
    Interest expense, net .............................           26.2           23.3          23.0          20.2          20.4
    Discount and expenses on sale of receivables ......            6.6            7.3           5.6           5.6           4.9
    Loss attributable to investment in Oneita .........            7.5             --            --            --            --
    Other  expense, net ...............................            0.8            0.5           0.5           0.5           0.8
    Income before income taxes ........................           37.9           55.4          16.3          51.6           1.8
    Provision for income taxes ........................           15.0           21.1           6.3          18.6           0.5
    Net income ........................................           22.9           34.3          10.0          33.0           1.3

Per Share Data:
    Net income - basic ................................      $    1.73      $    2.62      $   0.79      $   2.61      $   0.10
    Net income - diluted ..............................           1.70           2.58          0.77          2.57          0.10
    Dividends declared ................................           0.28           0.40          0.40          0.40          0.40
    Weighted average number of shares outstanding -
       basic ..........................................           13.3           13.0          12.7          12.7          12.5
    Weighted average number of shares outstanding -
       diluted ........................................           13.5           13.3          12.9          12.8          12.7

Balance Sheet Data (at period end):
    Total assets ......................................      $   461.2      $   463.6      $  439.7      $  438.7      $  454.8
    Long-term debt, including current portion .........          251.3          246.8         219.5         187.7         230.1
    Shareholders' equity ..............................           86.4          100.0         105.0         130.5         126.0

Other Data:
    Capital expenditures ..............................      $    32.0      $    66.3      $   50.1      $   30.5      $   91.1
    Depreciation and amortization .....................           40.8           39.9          42.8          42.8          46.4
    EBITDA(1) .........................................          113.3          126.6          93.9         115.5          75.5
    Ratio of EBITDA to interest expense, net and
       discount and expenses on sale of receivables ...            3.5x           4.1x          3.3x          4.5x          3.0x
    Ratio of earnings to fixed charges(2) .............            2.1x           2.8x          1.5x          2.9x          1.1x

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

(2) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, "earnings" include income before income taxes plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of deferred financing costs, discount and expenses on sale of receivables and the portion of capital lease payments that is representative of interest or financing charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

         The Company operates principally in three segments: apparel fabrics, yarns and other sales. In conjunction with the adoption of Emerging Issues Task Force Issue No. 00-10, the Company amended reported revenues of the segments to classify as revenues the shipping and handling charges billed to customers. In addition, certain prior year segment information has been reclassified to conform to the current year's presentation.

         The table below sets forth for the periods indicated statement of income data expressed as a percentage of net sales:

                                                                    Fiscal Year
                                                         ----------------------------------
                                                          1999          2000          2001
                                                         ------        ------        ------

Net sales ........................................       100.0%        100.0%        100.0%
    Apparel fabric sales .........................        72.0          73.7          78.2
    Yarn sales ...................................        28.1          27.7          30.7
    Other sales ..................................         9.1          10.3          10.1
    Intersegment sales ...........................        (9.2)        (11.7)        (19.0)
Cost of goods sold:
    Raw materials ................................        43.8          37.5          39.9
    Conversion costs .............................        41.4          43.5          46.3
        Total ....................................        85.2          81.0          86.2
Depreciation .....................................         4.7           5.1           5.9
Selling and administrative expenses ..............         4.3           4.6           4.3
Facility restructuring ...........................         0.7            --            --
Operating income .................................         5.1           9.3           3.6
Interest expense, net ............................         2.6           2.4           2.6
Discount and expenses on sale of receivables .....         0.6           0.6           0.6
Provision for income taxes .......................         0.7           2.2           0.1
Net income .......................................         1.1           4.0           0.2

Fiscal 2001 Compared to Fiscal 2000

         Net Sales. Net sales decreased 7.6% to $772.8 million for fiscal 2001 from $836.5 million for fiscal 2000, as the Company experienced intensely competitive conditions in its markets. Retail sales of apparel slowed considerably during the second half of the fiscal year, reducing demand for apparel fabrics and yarns as retailers and apparel producers exercised tighter management of their supply chains. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries promoted the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. The Company expects these conditions to continue, adversely impacting sales during fiscal 2002.

Operating Income. Operating income decreased 64.2% to $27.9 million for fiscal 2001 from $77.9 million for fiscal 2000, reflecting higher costs of raw materials, dyes and chemicals, and energy, in addition to generally lower average selling prices. Plant disruption during construction and equipment installation in addition to the reduced unit volumes of the period also impeded the realization of benefits to be derived from the significant capital expenditure projects as well as negatively impacted overall unit cost absorption. In response to these intensely competitively conditions, the Company significantly increased its consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics and thereby improved capacity utilization and sales rationalization. Cost of goods sold decreased 1.7% to $666.2 million for fiscal 2001 from $678.0 million for fiscal 2000, reflecting the reduction in unit sales. Cost of goods sold as a percentage of net sales increased to 86.2% for fiscal 2001 from 81.0% for fiscal 2000.

         Selling and administrative expenses decreased 14.3% to $33.0 million for fiscal 2001 from $38.5 million for fiscal 2000, primarily reflecting reductions in certain associate benefits and performance based incentives corresponding to the decline in operating income for the fiscal year. Selling and administrative expenses as a percentage of net sales decreased to 4.3% for fiscal 2001 from 4.6% for fiscal 2000.

         Segment Performance. Apparel fabric sales decreased 2.0% to $604.2 million for fiscal 2001 from $616.4 million for fiscal 2000. The decline in sales reflected a 1.7% decrease in yards sold and a 0.3% decrease in average selling prices, as demand for denim and other bottom-weight fabrics weakened in the second half of the fiscal year. Operating income for apparel fabrics decreased 45.3% to $47.0 million for fiscal 2001 from $85.9 million for fiscal 2000, primarily due to reduced unit volume and higher costs of raw materials, dyes and chemicals, and energy.

         Yarn sales, including intracompany sales to the apparel fabric operations, increased 2.2% to $236.8 million for fiscal 2001 from $231.7 million for fiscal 2000, reflecting a 1.2% increase in pounds sold and a 1.0% increase in average selling prices. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns decreased to a loss of $0.4 million for fiscal 2001 from income of $7.9 million for fiscal 2000, primarily as a result of higher raw material costs.

         Other sales, which include sales of greige and specialty fabrics and revenue from the Company's trucking operation, decreased 8.7% to $78.6 million for fiscal 2001 from $86.1 million for fiscal 2000. The decrease in sales reflected a 2.3% increase in units sold and a 10.8% decrease in average selling prices, primarily reflecting weakened demand in the greige and specialty fabrics markets. Operating income for other sales decreased 66.3% to $3.4 million for fiscal 2001 from $10.1 million for fiscal 2000, reflecting lower unit sales volume and higher raw material costs.

         Intersegment sales increased 50.2% percent to $146.8 million for fiscal 2001 from $97.7 million for fiscal 2000, primarily reflecting the significant increase in consumption of internally produced yarns and greige fabrics within the Company's apparel fabrics operation.

         Interest Expense, Net. Interest expense, net increased 0.7% to $20.4 million for fiscal 2001 from $20.2 million for fiscal 2000. This increase reflected higher average outstanding borrowings during fiscal 2001, partially offset by a decline in market interest rates applicable to those borrowings.

         Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables were $4.9 million for fiscal 2001 compared to $5.6 million for fiscal 2000. This decrease was attributable to a net decrease in the amount of accounts receivable sold under the facility, reflecting the overall decline in net sales of the Company, and to lower market interest rates and the resulting decline in discounts incurred on the receivables sold.

         Provision for Income Taxes. Provision for income taxes decreased to $0.5 million for fiscal 2001 from $18.6 million for fiscal 2000, reflecting the decrease in income before income taxes. The Company's effective tax rate declined to 30.1% for fiscal 2001, compared to 36.0% for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

         Net Sales. Net sales decreased 6.1% to $836.5 million for fiscal 2000 from $891.0 million for fiscal 1999, as the Company experienced intensely competitive conditions in its markets. Global supply of textile and apparel products continued to exceed demand, creating highly competitive market conditions worldwide. As a result, weak foreign economies continued to offer their textile and apparel production to the U.S. market, driving prices down in the Company's principal distribution channels

         Operating Income. Operating income increased 71.8% to $77.9 million for fiscal 2000 from $45.3 million for fiscal 1999. In response to the intensely competitive market conditions, the Company significantly increased its consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics and thereby improved capacity utilization and sales rationalization. This improvement in capacity utilization, more favorable raw material costs and unit cost reductions achieved through plant management programs and capital expenditure projects resulted in a 10.7% decline in cost of goods sold to $678.0 million for fiscal 2000 from $759.0 million for fiscal 1999. Cost of goods sold as a percentage of net sales decreased to 81.0% for fiscal 2000 from 85.2% for fiscal 1999.

         Selling and administrative expenses increased 1.0% to $38.5 million for fiscal 2000 from $38.1 million for fiscal 1999, primarily reflecting increased accrual of certain associate benefits and performance based incentives corresponding to the improvement in operating income for the period. Selling and administrative expenses as a percentage of net sales increased to 4.6% for fiscal 2000 from 4.3% for fiscal 1999.

         Segment Performance. Apparel fabric sales decreased 3.9% to $616.4 million for fiscal 2000 from $641.3 million for fiscal 1999. The decline in sales reflected a 1.2% increase in yards sold and a 5.0% decrease in average selling prices. Declines in average selling prices were experienced across the board. The slight improvement in unit shipments reflected improvement in demand for denim and other bottomweight fabrics. Operating income for apparel fabrics increased 19.4% to $85.9 million for fiscal 2000 from $71.9 million for fiscal 1999. The improvement in operating income was largely due to more favorable raw material costs and lower unit costs achieved through improved capacity utilization, plant management programs and capital expenditure projects.

         Yarn sales decreased 7.4% to $231.7 million for fiscal 2000 from $250.3 million for fiscal 1999, reflecting a 5.1% increase in pounds sold and a 11.9% decrease in average selling prices. Although the Company's decision to significantly increase its consumption of internally produced yarns within its fabrics operations resulted in a decline in outside yarn sales, the improvement in capacity utilization generated the improvement in overall yarn volume. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. Operating income for yarns increased to $7.9 million for fiscal 2000 from an income of $0.9 million for fiscal 1999. Operating income was positively impacted by lower raw material costs and unit cost reductions related to the improved capacity utilization.

RESULTS OF OPERATIONS (CONTINUED)

         Other sales, which include sales of greige and specialty fabrics and revenues from the Company's trucking operation, increased 6.2% to $86.1 million for fiscal 2000 from $81.0 million for fiscal 1999. The increase in sales reflected a 12.3% increase in units sold and a 5.4% decrease in average selling prices. Unit sales of specialty fabrics experienced significant improvement during fiscal 2000 while capacity utilization within the greige fabrics operation benefited from increased production of yarns for consumption within the apparel fabrics operation. Operating income for greige and specialty fabrics increased 43.0% to $10.1 million for fiscal 2000 from $7.1 million for fiscal 1999, reflecting higher unit sales, lower raw material costs and continued reduction of manufacturing costs.

         Intersegment sales increased 19.6% percent to $97.7 million for fiscal 2000 from $81.7 million for fiscal 1999, primarily reflecting the significant increase in consumption of internally produced yarns within the Company's fabrics operations.

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

SUBSEQUENT EVENTS

         In response to the highly competitive market conditions and continued oversupply of open-end yarns, in September and October 2001, the Company announced the closing of two separate open-end yarn manufacturing facilities located in North Carolina. Additionally, the Company implemented a program in September 2001 to reduce certain manufacturing overhead costs and selling, general and administrative expenses. In connection with these actions, the Company anticipates recording facility restructuring charges, severance and other non-operating costs of approximately $5.5 million during the first quarter of fiscal 2002.

         Consumption of the cotton purchased for the two yarn manufacturing facilities being closed will be shifted to the Company's remaining manufacturing facilities, delaying the Company's ability to fully realize the historically low cotton costs provided by the current marketplace.

LIQUIDITY AND CAPITAL RESOURCES

General

         The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its Revolving Credit Facility, proceeds received in connection with sales of trade receivables and proceeds received in connection with the issuance of equity and debt securities. At August 31, 2001, the Company had borrowings of $102.7 million outstanding under the Revolving Credit Facility and $22.3 million of borrowing availability thereunder. Such borrowings bore interest at a weighted average rate of 6.9% per annum at August 31, 2001. In addition, at August 31, 2001, $125 million aggregate principal amount of the Notes (which are fully and unconditionally guaranteed by the Company) issued by Avondale Mills during fiscal 1996 were outstanding.

Revolving Credit Facility

         The Revolving Credit Facility, consisting of a twenty-nine month secured revolving line of credit of up to $125 million, was amended effective August 30, 2001 to revise certain financial covenants and adjust interest rate pricing. Borrowings under the Revolving Credit Facility include revolving loans to be provided by the lenders ("Revolving Loans") and up to $12.5 million of revolving swing loans ("Revolving Swing Loans") to be provided by Wachovia Bank, N.A. ("Wachovia"). Interest accrues on Revolving Loans at the Company's option at either LIBOR (adjusted for reserves) plus a specified number of basis points or the base rate, which is the higher of Wachovia's prime rate or the overnight federal funds rate plus 1.25%. Interest accrues on Revolving Swing Loans at the Company's option at either the base rate or at the "set" rate, which shall be an interest rate agreed to by the Company and Wachovia at the time such loan is made. In addition, the Company is required to pay certain structuring, administration and funding fees under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the Company's assets. The Revolving Credit Facility contains customary covenants, including requirements to maintain certain financial ratios.

Swap Agreements

         The Company has used interest rate swap agreements to effectively fix the interest rate with respect to a portion of the borrowings outstanding under the Credit Facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the Credit Facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 31, 2001, the Company had swap agreements with notional amounts aggregating $35 million, providing an effective weighted average interest rate of 5.3% on that equivalent portion of the outstanding Revolver Loans.

Receivables Securitization Facility

         Pursuant to an agreement between Avondale Mills and Bank One, as amended effective April 25, 2001, Bank One has provided to the Company, through a special purpose vehicle administered by it, a securitization facility ("Receivables Securitization Facility") of up to $100 million for the securitization of certain trade receivables (the "Receivables") originated by the Company. The Company acts as the servicer for the Receivables.

         Under the Receivables Securitization Facility, the Company transfers Receivables to a wholly owned, limited-purpose subsidiary of the Company (the "Receivables Company"), which sells the Receivables to a trust (the "Trust"). The Trust issues variable funding certificates to lending or financial institutions or other investors evidencing undivided interests in the assets of the Trust (the "Certificates"). The Receivables Securitization Facility permits draws and repayments on a revolving basis prior to November 15, 2002 or such earlier time as certain events occur (the "Amortization Commencement Date"). The Certificates, which represent beneficial interests in the Trust, entitle the holders thereof to (i) receipt of collections from the Receivables, (ii) all rights of the Company or the Receivables Company in goods, the sale of which gave rise to the Receivables, (iii) all collateral and other arrangements supporting the Receivables, (iv) all rights to proceeds of any of the foregoing held in lock-boxes and bank accounts of the Company or the Receivables Company,
(v) rights and interests of the Receivables Company under the documents for the Receivables Securitization Facility and (vi) all collections and other proceeds of the assets described above. The Certificates represent beneficial interests in the Trust only, and do not represent obligations of, or interests in, and are not guaranteed or insured by, the Receivables Company or the Company. At August 31, 2001, certificates of $66 million were outstanding.

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

         The Receivables Securitization Facility contains covenants, representations and warranties customary for such facilities and consistent with those that Bank One reasonably believes are required to obtain an "A" rating from the rating agencies. Financial covenants are not included in the provisions of the Receivables Securitization Facility. The Facility includes provisions relating to cross defaults to other debt obligations of the Company.

Capital Expenditures and Cash Flows Analysis

         The Company's capital expenditures aggregated $91 million for fiscal 2001. These expenditures were primarily to complete the modernization of a fabric finishing facility in South Carolina, construct a new building addition and install new air jet looms at an existing greige weaving facility, replace older projectile looms with new air jet looms at an existing integrated denim facility, install new linked ring spinning equipment at three yarn production facilities and purchase other equipment. Management estimates that capital expenditures for fiscal 2002 will be approximately $25 million, and that such amounts will be used primarily for general facility and equipment upgrades.

         Net cash provided by operating activities was $48.1 million in fiscal 2001. Principal working capital changes included a $28.0 million decrease in accounts receivable and corresponding $20.0 million decrease in accounts receivable sold under the securitization facility, a $6.3 million decrease in inventories, a $14.7 million decrease in other assets, primarily deposits on equipment orders, a $23.1 million decrease in accounts payable and accrued expenses, and a $9.1 million decrease in income taxes payable. The Company's investing activities were primarily the capital improvements described above. Net cash provided by financing activities aggregated $37.3 million, including $5.0 million used to pay dividends on Common Stock, and a net increase in the Revolving Credit facility and other long term debt of $42.5 million.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Net cash provided by operating activities was $67.7 million in fiscal 2000. Principal working capital changes included a $2.4 million decrease in accounts receivable, a $7.0 million decrease in accounts receivable sold under the securitization facility, a $7.0 million increase in other assets, primarily deposits on equipment orders, and a $4.7 million increase in accounts payable and accrued expenses. The Company's investing activities were primarily capital improvements of $30.5 million. Net cash used in financing activities aggregated $39.3 million, including $5.1 million used to pay dividends on Common Stock, and a net reduction in the Revolving Credit Facility and other long term debt of $31.9 million.

         Net cash provided by operating activities was $80.4 million in fiscal 1999. Principal working capital changes included a $31.5 million decrease in accounts receivable, a $19.0 million decrease in accounts receivable sold under the securitization facility, an $8.1 million decrease in inventories, and a $7.0 million decrease in accounts payable and accrued expenses. The Company's investing activities were primarily capital improvements of $50.1 million. Net cash used in financing activities aggregated $32.4 million, including $5.1 million used to pay dividends on Common Stock, and a net reduction in the Revolving Credit Facility and other long term debt of $27.3 million.

         Management believes that cash generated from operations, together with borrowings available under the Revolving Credit Facility and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future. The Company will also continue to consider other options available to it in connection with future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

SEASONALITY

         The Company's sales are broadly distributed over markets with staggered seasonality and, therefore, generally do not exhibit significant seasonal trends.

NEW ACCOUNTING STANDARDS

         In June 2001, The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and other Intangible Assets". Statement No. 141 prohibits the pooling of interest method of accounting for business combinations initiated after June 2001. Statement No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to testing for impairment on an annual basis, or as events occur that would reduce the fair value of such asset below its carrying value. The Company plans to adopt Statement No. 142 in the first quarter of fiscal 2003. Management does not believe the adoption of these statements will have a material effect on the Consolidated Financial Statements of the Company.

         In June 2001, The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt Statement No. 143 in the first quarter of fiscal 2003. Management has determined the adoption of this statement will not have a material effect on the Consolidated Financial Statements of the Company.

         In August 2001, The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt Statement

No. 144 in the first quarter of fiscal 2003. Management does not believe the adoption of this statement will have a material effect on the Consolidated Financial Statements of the Company.

FORWARD LOOKING STATEMENTS.

         Statements herein regarding the Company's anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Act of 1933 and Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on selling prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting raw material costs. In addition, governmental trade policies, including establishment of textile quotas and tariffs, may be changed in response to terrorist attacks and related military action and the Company's performance in future periods is subject to other risks associated with possible future terrorist activity or the governmental or the military response thereto. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                                            FISCAL YEAR
                                                          ----------------------------------------------
                                                             1999             2000                2001
                                                          ---------        ----------         ----------

Net income .......................................        $  10,023        $   33,003         $    1,257
Interest expense .................................           22,998            20,249             20,396
Discount and expenses on
    sale of receivables ..........................            5,590             5,578              4,935
Provision for income taxes .......................            6,270            18,580                540
Depreciation and amortization ....................           42,801            42,838             46,399
Facility restructuring ...........................            6,240                --                 --
Net change in allowance to reduce carrying
    value of inventory to LIFO basis .............               --            (4,700)             1,950
                                                          ---------        ----------         ----------

EBITDA ...........................................        $  93,922        $ 115,548          $   75,477
                                                          =========        ==========         ==========

      EBITDA as calculated by the Company is not necessarily comparable with similarly-titled measures presented by other companies.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings may affect the Company's earnings. However, the Company's use of interest rate swap agreements will limit the negative impact of higher interest rates. Assuming the revolving credit facility and interest rate swap agreements at August 31, 2001 remain in effect throughout fiscal 2002, a 10% change in the effective average interest rate would not have a material effect on the Company's pretax earnings for fiscal 2002. In addition, a 10% change in interest rates would not have a material effect on the fair value of the Company's interest rate swap agreements and senior subordinated notes.

         Increases or decreases in the market price of cotton may affect the valuation of the Company's inventories and fixed purchase commitments and, accordingly, the Company's earnings. The potential decline in fair value of these inventories and fixed purchase commitments resulting from a 10% decline in market prices is estimated to be approximately $14 to $16 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              AVONDALE INCORPORATED

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants.............................................              26

Consolidated Balance Sheets..........................................................              27

Consolidated Statements of Income....................................................              28

Consolidated Statements of Shareholders' Equity......................................              29

Consolidated Statements of Cash Flows................................................              30

Notes to Consolidated Financial Statements...........................................              31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avondale Incorporated:

         We have audited the accompanying consolidated balance sheets of Avondale Incorporated as of August 25, 2000 and August 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avondale Incorporated as of August 25, 2000 and August 31, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States.

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


ARTHUR ANDERSEN LLP

Atlanta, Georgia
October 9, 2001

                              AVONDALE INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                              AUGUST 25, AUGUST 31,

                                                                                            2000                 2001
                                                                                        -----------         -----------
                                   ASSETS
Current assets
  Cash .........................................................................        $     7,867         $     2,969
  Accounts receivable, less allowance for doubtful accounts of
     $2,989 in 2000 and $2,616 in 2001 .........................................             54,531              46,573
  Inventories ..................................................................            105,965              99,671
  Prepaid expenses .............................................................              2,100               1,409
  Income taxes refundable ......................................................                 --               6,721
                                                                                        -----------         -----------
          Total current assets .................................................            170,463             157,343
Property, plant and equipment
  Land .........................................................................              8,400               8,400
  Buildings ....................................................................             85,907              91,383
  Machinery and equipment ......................................................            494,590             566,279
                                                                                        -----------         -----------
                                                                                            588,897             666,062
  Less accumulated depreciation ................................................           (346,006)           (379,228)
                                                                                        -----------         -----------
                                                                                            242,891             286,834
Other assets ...................................................................             25,354              10,641
                                                                                        -----------         -----------
                                                                                        $   438,708         $   454,818
                                                                                        ===========         ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable .............................................................        $    32,358         $    24,147
  Accrued compensation, benefits and related expenses ..........................             23,277              10,194
  Accrued interest .............................................................              4,808               4,595
  Other accrued expenses .......................................................             15,810              14,248
  Long-term debt due in one year ...............................................              2,500                 500
  Income taxes payable .........................................................              2,375                  --
                                                                                        -----------         -----------
          Total current liabilities ............................................             81,128              53,684
Long-term debt .................................................................            185,175             229,650
Deferred income taxes and other long-term liabilities ..........................             41,900              45,483
Commitments and contingencies
Shareholders' equity
  Preferred stock
     $.01 par value; 10,000 shares authorized ..................................                 --                  --
  Common stock
     Class A, $.01 par value; 100,000 shares authorized; issued and
       outstanding -- 11,565 shares in 2000 and 11,552 shares in 2001 ..........                115                 115
     Class B, $.01 par value; 5,000 shares authorized; issued and
       outstanding -- 979 shares in 2000 and 2001 ..............................                 10                  10
  Capital in excess of par value ...............................................             39,696              39,669
  Accumulated other comprehensive loss ..........................................                 --               (561)
  Retained earnings ............................................................             90,684              86,768
                                                                                        -----------         -----------
          Total shareholders' equity ...........................................            130,505             126,001
                                                                                        -----------         -----------
                                                                                        $   438,708         $   454,818
                                                                                        ===========         ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              AVONDALE INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FISCAL YEAR ENDED
                                                          ----------------------------------------------
                                                          AUGUST 27,        AUGUST 25,        AUGUST 31,
                                                             1999               2000              2001
                                                          ----------        ----------        ----------
Net sales ........................................        $  890,948        $  836,544        $  772,768
Operating costs and expenses
   Cost of goods sold ............................           759,003           677,952           666,205
   Depreciation ..................................            42,271            42,250            45,681
   Selling and administrative expenses ...........            38,096            38,474            32,989
   Facility restructuring charges ................             6,240                --                --
                                                          ----------        ----------        ----------
          Operating income .......................            45,338            77,868            27,893
Interest expense .................................            22,998            20,249            20,396
Discounts and expenses on sales of receivables ...             5,590             5,578             4,935
Other expenses, net ..............................               457               458               765
                                                          ----------        ----------        ----------
   Income before income taxes ....................            16,293            51,583             1,797
Provision for income taxes .......................             6,270            18,580               540
                                                          ----------        ----------        ----------
          Net income .............................        $   10,023        $   33,003        $    1,257
                                                          ==========        ==========        ==========
Per share data
          Net income - basic .....................        $      .79        $     2.61        $      .10
                                                          ==========        ==========        ==========
          Net income - diluted ...................        $      .77        $     2.57        $      .10
                                                          ==========        ==========        ==========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              AVONDALE INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        ACCUMULATED
                                                        COMMON STOCK       CAPITAL IN     OTHER                         TOTAL
                                                                ISSUED      EXCESS OF  COMPREHENSIVE  RETAINED      SHAREHOLDERS
                                                   SHARES       AMOUNT      PARVALUE       LOSS        EARNINGS         EQUITY
                                                  -------       ------     ----------  -------------  ----------    ------------
Balance at August 28, 1998 .................       12,677       $ 127       $ 39,835       $  --       $ 60,082       $ 100,044
  Net income ...............................           --          --             --          --         10,023          10,023
  Cash dividends ($0.40 per share) .........           --          --             --          --         (5,071)         (5,071)
                                                  -------       -----       --------       -----       --------       ---------
Balance at August 27, 1999 .................       12,677         127         39,835          --         65,034         104,996
  Net income ...............................           --          --             --          --         33,003          33,003
  Cash dividends ($0.40 per share) .........           --          --             --          --         (5,062)         (5,062)
  Common stock issued ......................           22          --            349          --             --             349
  Purchase and retirement of treasury
   stock ...................................         (155)         (2)          (488)         --         (2,291)         (2,783)
                                                  -------       -----       --------       -----       --------       ---------
Balance at August 25, 2000 .................       12,544         125         39,696          --         90,684         130,505
  Comprehensive income:
    Net income .............................           --          --             --          --          1,257           1,257
    Cumulative effect of adoption of
      Statement No. 133, net of
      income taxes .........................           --          --             --         427             --             427
    Change in fair value of interest rate
      Swaps, net of income taxes ...........           --          --             --        (988)            --            (988)
                                                  -------       -----       --------       -----       --------       ---------
         Other comprehensive income ........           --          --             --        (561)         1,257             696
  Cash dividends ($0.40 per share) .........           --          --             --          --         (5,015)         (5,015)
  Common stock issued ......................            1          --             20          --             --              20
  Purchase and retirement of treasury
    stock ..................................          (14)         --            (47)         --           (158)           (205)
                                                  -------       -----       --------       -----       --------       ---------
Balance at August 31, 2001 .................       12,531       $ 125       $ 39,669       $(561)      $ 86,768       $ 126,001
                                                  =======       =====       ========       =====       ========       =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              AVONDALE INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FISCAL YEAR ENDED
                                                                           ------------------------------------------------
                                                                            AUGUST 27,        AUGUST 25,         AUGUST 31,
                                                                              1999               2000               2001
                                                                           ----------         ----------         ----------
Operating activities
  Net income ......................................................        $   10,023         $   33,003         $    1,257
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization ................................            42,801             42,838             46,399
     Provision for (benefit of) deferred income taxes .............            (1,852)             2,181              6,543
     Loss (gain) on sale of equipment .............................             4,183                (99)               640
     Sales of accounts receivable, net ............................           (19,000)            (7,000)           (20,000)
     Changes in operating assets and liabilities
       Accounts receivable ........................................            31,549              2,417             27,958
       Inventories ................................................             8,125                594              6,294
       Prepaid expenses ...........................................              (328)            (1,030)               691
       Other assets and liabilities, net ..........................             9,767             (8,878)            10,474
       Accounts payable and accrued expenses ......................            (6,957)             4,736            (23,069)
       Income taxes payable .......................................             2,066             (1,035)            (9,096)
                                                                           ----------         ----------         ----------
          Net cash provided by operating activities ...............            80,377             67,727             48,091
Investing activities
    Purchase of property, plant and equipment .....................           (50,143)           (30,477)           (91,139)
    Proceeds from sale of property, plant and equipment ...........             1,423              1,416                875
                                                                           ----------         ----------         ----------
          Net cash used in investing activities ...................           (48,720)           (29,061)           (90,264)
Financing activities
  Payments on long-term debt ......................................            (2,250)            (3,250)           (10,000)
  Advances (payments) on revolving line of credit, net ............           (25,050)           (36,100)            52,475
  Issuance of long-term debt ......................................                --              7,500                 --
  Issuance of common stock ........................................                --                349                 20
  Purchase and retirement of treasury stock .......................                --             (2,781)              (205)
  Dividends paid ..................................................            (5,071)            (5,062)            (5,015)
                                                                           ----------         ----------         ----------
          Net cash provided by (used in) financing activities .....           (32,371)           (39,344)            37,275
                                                                           ----------         ----------         ----------
Decrease in cash ..................................................              (714)              (678)            (4,898)
Cash and cash equivalents at beginning of year ....................             9,259             8,545              7,867
                                                                           ----------         ----------         ----------
          Cash and cash equivalents at end of year ................        $    8,545         $    7,867         $    2,969
                                                                           ==========         ==========         ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                              AVONDALE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

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

         Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. The Company matches 25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $3.5 million, $7.3 million and $0.1 million for fiscal 1999, 2000 and 2001, respectively.

         Self-insurance Programs: The Company maintains self-insurance programs which provide workers' compensation benefits, long-term disability benefits for claims incurred prior to January 1, 2001, and medical and dental benefits for its associates. Workers' compensation insurance is purchased to provide coverage up to statutory limits, in excess of a self-insurance retention of $350,000 per occurrence. Long-term disability benefits for claims incurred subsequent to January 1, 2001 are covered by a purchased insurance policy.

         Self-insurance reserves for workers' compensation benefits are recorded based on actuarial estimates. Self-insurance reserves for long-term disability benefits relating to claims incurred prior to January 1, 2001 and medical and dental benefits are recorded based on the estimates of management taking into consideration claims payment experience and current conditions which may affect future experience. Actual experience may differ from those estimates.

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

         Fair Value of Financial Instruments: The carrying values of cash, accounts receivable, certain other assets, accounts payable and accrued expenses approximate reasonable estimates of their fair values at August 25, 2000 and August 31, 2001. See Notes 5 and 9 for disclosures related to the fair values of interest rate swap agreements and long-term debt.

         Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (in thousands):

                                                            1999            2000             2001
                                                          --------        --------        --------
Weighted average shares outstanding -
      Basic ......................................          12,677          12,652          12,536
Effect of employee and director stock options ....             257             174             128
                                                          --------        --------        --------
Weighted average shares outstanding -
      Diluted ....................................          12,934          12,826          12,664
                                                          ========        ========        ========

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

         Recent Accounting Pronouncements: In June 2001, The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and other Intangible Assets". Statement No. 141 prohibits the pooling of interest method of accounting for business combinations initiated after June 2001. Statement No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to testing for impairment on an annual basis, or as events occur that would reduce the fair value of such asset below its carrying value. The Company plans to adopt Statement No. 142 in the first quarter of fiscal 2003. Management does not believe the adoption of these statements will have a material effect on the Consolidated Financial Statements of the Company.

         In June 2001, The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt Statement No. 143 in the first quarter of fiscal 2003. Management has determined the adoption of this statement will not have a material effect on the Consolidated Financial Statements of the Company.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt Statement No. 144 in the first quarter of fiscal 2003. Management does not believe the adoption of this statement will have a material effect on the Consolidated Financial Statements of the Company.

         Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the year (9%, 7% and 7% of total revenues in fiscal 1999, 2000 and 2001, respectively) on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company.

         The credit status of each customer is approved and monitored by the Company. Sales to V.F. Corporation and its affiliates represented 16% of net sales for fiscal 1999, 15% of net sales for fiscal 2000 and 17% of net sales for fiscal 2001.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition", to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. The Bulletin clarifies basic criteria for the culmination of the earnings process and was effective during fiscal year 2001. The adoption of Staff Accounting Bulletin 101 did not have a material effect on the Consolidated Financial Statements of the Company.

         In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board finalized Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", requiring amounts billed to a customer in a sales transaction for shipping and handling be classified as revenues. The Company adopted this accounting treatment during the first quarter of fiscal 2001 and reclassified prior years to conform to the current year presentation. As a result, sales and cost of goods sold increased by $10.1 million for fiscal 1999, $10.0 million for fiscal 2000 and $7.0 million for fiscal 2001.

         2. Facility Restructuring: During the fourth quarter of fiscal 1999, the Company recorded pretax charges of $6.2 million to consolidate manufacturing facilities and dispose of certain inefficient equipment in its Graniteville, South Carolina and Augusta, Georgia operations.

         3. Segment Information: The Company operates principally in three segments: apparel fabrics, yarns and other sales. Apparel fabrics manufactures and markets cotton and cotton-blend fabrics used in the manufacture of jeans, sportswear and utilitywear. Yarns manufactures and markets cotton and cotton-blend yarns to customers in the knitting and weaving industries. Other sales include the manufacturing and marketing of a variety of greige and specialty fabrics to apparel, home furnishings, industrial, military and recreational product manufacturers, and revenues from the Company's trucking operation. The unallocated amounts reflect expenses, assets and capital expenditures for centralized transportation, warehouse and administrative services (in thousands).

         In conjunction with the adoption of Emerging Issues Task Force issue No. 00-10, the Company amended reported revenues of the segments to classify as revenues the shipping and handling charges billed to customers. In addition, certain prior year segment information has been reclassified to conform to the current year's presentation.

                                                                  1999               2000               2001
                                                               ----------         ----------         ----------
     Revenues:
          Apparel fabrics .............................        $  641,341         $  616,436         $  604,168
          Yarns .......................................           250,284            231,748            236,842
          Other .......................................            81,042             86,091             78,570
                                                               ----------         ----------         ----------
                                                                  972,667            934,275            919,580
           Less intersegment sales ....................            81,719             97,731            146,812
                                                               ----------         ----------         ----------
             Total ....................................        $  890,948         $  836,544         $  772,768
                                                               ==========         ==========         ==========

     Income:
          Apparel fabrics .............................        $   71,914         $   85,887         $   46,953
          Yarns .......................................               861              7,942               (357)
          Other .......................................             7,064             10,100              3,390
          Unallocated .................................           (34,501)           (26,061)           (22,093)
                                                               ----------         ----------         ----------
             Total operating income ...................            45,338             77,868             27,893

          Interest expense ............................            22,998             20,249             20,396
          Discounts and expenses on sales of
               receivables ............................             5,590              5,578              4,935
          Other expenses, net .........................               457                458                765
                                                               ----------         ----------         ----------
             Income before income taxes ...............        $   16,293         $   51,583         $    1,797
                                                               ==========         ==========         ==========

     Identifiable Assets:
          Apparel fabrics .............................        $  305,533         $  308,306         $  298,399
          Yarns .......................................            73,843             73,658             92,972
          Other .......................................            27,373             27,653             23,022
          Unallocated .................................            32,983             29,091             40,425
                                                               ----------         ----------         ----------
             Total ....................................        $  439,732         $  438,708         $  454,818
                                                               ==========         ==========         ==========

     Depreciation and Amortization:
          Apparel fabrics .............................        $   26,143         $   26,653         $   31,396
          Yarns .......................................            10,324             10,162              8,968
          Other .......................................             3,634              3,924              3,937
          Unallocated .................................             2,700              2,099              2,098
                                                               ----------         ----------         ----------
             Total ....................................        $   42,801         $   42,838         $   46,399
                                                               ==========         ==========         ==========

                                                                  1999               2000               2001
                                                               ----------         ----------         ----------
     Capital Expenditures:
          Apparel fabrics .............................        $   34,104         $   18,698         $   46,302
          Yarns .......................................            12,560              8,377             41,855
          Other .......................................             1,485              2,564              1,994
          Unallocated .................................             1,994                838                988
                                                               ----------         ----------         ----------
             Total ....................................        $   50,143         $   30,477         $   91,139
                                                               ==========         ==========         ==========

     Geographic Sales Information:
          United States ...............................        $  830,367         $  753,445         $  661,647
          All Other ...................................            60,581             83,099            111,121
                                                               ----------         ----------         ----------
             Total ....................................        $  890,948         $  836,544         $  772,768
                                                               ==========         ==========         ==========

         4. Comprehensive Income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows:

                                                                            2000             2001
                                                                         ---------        ---------
          Net income                                                     $  33,003        $   1,257
          Cumulative effect of adoption of Statement of
          Financial Accounting Standards No. 133,
             net of income taxes                                                --              427
          Change in fair value of interest rate swaps, net of
             income taxes                                                       --             (988)
                                                                         ---------        ---------
          Comprehensive income                                           $  33,003        $     696
                                                                         =========        =========

         5. Derivatives: The Company has adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value of the derivative instruments be recorded as unrealized gains or losses in either net income or other comprehensive income depending on whether specific hedge accounting criteria are met.

         Upon adoption of Statement No. 133, the Company recorded the fair value of the interest rate swap agreements, approximately $427,000 net of income taxes, in other assets and accumulated other comprehensive income at the beginning of fiscal 2001. For the fiscal year ended August 31, 2001, a decline in fair value of approximately $988,000, net of income taxes, was recorded as an unrealized loss in other comprehensive income.

         6. Receivables Securitization Facility: Under an agreement with a bank (the "Agreement"), as amended April 25, 2001, and which expires November 15, 2002, the Company may sell an undivided interest in a defined pool of revolving trade accounts receivable (the "Receivables") held by Avondale Receivables Company. The Receivables are transferred to a trust at a discount, and the trust then sells variable funding certificates to lending institutions or other investors representing undivided ownership interests in a defined portion of the Receivables. Such certificates do not represent obligations of, or interests in, and are not guaranteed or insured by, the Company. The proceeds from the issuance of the certificates are remitted to the Company.

         The Company retains a residual interest in the Receivables in an amount equal to the excess of the Receivables over the certificates sold. Such residual interest is included in accounts receivable in the Consolidated Balance Sheets. The carrying value of the residual interest approximates fair value due to the short period of time required to collect the underlying receivables. All losses, credits or other adjustments relating to the Receivables constitute deductions applicable to the Company's residual interest in the Receivables. Accordingly, the Company maintains an allowance for such deductions based upon the expected collectibility of the Receivables. At August 25, 2000 and August 31, 2001, an allowance of $4.8 million and $4.6 million, respectively, related to the Receivables is included in other accrued expenses in the Consolidated Balance Sheets.

         The Agreement requires the Company to maintain sufficient levels of Receivables to collateralize the outstanding certificates. The Agreement also contains various covenants, representations and warranties customary to the operation of such securitization programs, but does not include financial covenants. The Agreement contains cross defaults to other debt obligations of the Company. The Company, as agent for the trust, is responsible for the collection and administrative processing of the Receivables. No servicing asset or liability has been recorded since the cost to service the receivables approximates the servicing income.

         Under the amended Agreement, the trust may issue certificates of up to $100.0 million. Certificates of $86.0 million and $66.0 million, respectively, were outstanding at August 25, 2000 and August 31, 2001. Accounts receivable in the Consolidated Balance Sheets have been reduced by approximately $87.1 million and $67.2 million, respectively, representing the face amount of the outstanding receivables sold at those dates. During fiscal 2001, the Company received approximately $802.0 million from the sale of receivables under the facility.

         For the fiscal years ended August 27, 1999, August 25, 2000 and August 31, 2001, discounts of $5.6 million, $5.6 million and $4.9 million, respectively, on sales of Receivables have been included in discounts and expenses on sales of receivables in the Consolidated Statements of Income. The Company sells the Receivables as an alternative to incurring additional debt. Viewed on this basis, the Company's ongoing cost of the facility at August 31, 2001 is equal to the Eurodollar rate (adjusted for any reserves) plus 0.40% or the bank's base rate of interest.

         7. Inventories: Components of inventories are as follows (in thousands):

                                                                         AUGUST 25,       AUGUST 31,
                                                                         2000   998        2001
                                                                         ----------       ----------
          Finished goods ..........................................      $  34,179        $  33,955
          Work in process .........................................         39,462           39,470
          Raw materials ...........................................         15,088           11,713
          Dyes and chemicals ......................................          5,872            5,058
                                                                         ---------        ---------
                                                                            94,601           90,196
          Premium (net of market adjustment) to adjust ............
            Carrying value to LIFO basis ..........................          4,700            2,750
                                                                         ---------        ---------
                                                                            99,301           92,946
          Supplies at average cost ................................          6,664            6,725
                                                                         ---------        ---------
                                                                         $ 105,965        $  99,671
                                                                         =========        =========

         8. Income Taxes: Provision for income taxes is composed of the following (in thousands):


                                                                       1999              2000             2001
                                                                    ---------         ---------         --------
          Current:
            Federal ........................................        $   7,029         $  14,193         $ (5,195)
            State ..........................................            1,093             2,206             (808)
                                                                    ---------         ---------         --------
                                                                        8,122            16,399           (6,003)
          Deferred:
            Federal ........................................           (1,603)            1,888            5,662
            State ..........................................             (249)              293              881
                                                                    ---------         ---------         --------
                                                                       (1,852)            2,181            6,543
                                                                    ---------         ---------         --------
                                                                    $   6,270         $  18,580         $    540
                                                                    =========         =========         ========

         The following table shows the reconciliation of federal income tax expense at the statutory rate on income before income taxes to reported income tax expense (in thousands):



                                                                      1999            2000            2001
                                                                    --------        --------         ------
     Federal income taxes ..................................        $  5,702        $ 18,055         $  629
     State income taxes, net of federal tax benefit ........             492           1,344            (54)
     Other .................................................              76            (819)           (35)
                                                                    --------        --------         ------
                                                                    $  6,270        $ 18,580         $  540
                                                                    ========        ========         ======

         At August 31, 2001, income taxes refundable represents the portion of estimated income taxes paid during the first half of fiscal 2001 which became refundable as a result of the decline in earnings experienced in the second half of the fiscal year. The Company expects to receive approximately $5.0 million of the refund in early fiscal 2002.

         The Company made income tax payments of $4.6 million, $17.3 million and $6.1 million during fiscal 1999, 2000 and 2001, respectively.

         Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company's year-end deferred tax liabilities and assets are as follows (in thousands):


                                                                         AUGUST 25,       AUGUST 31,
                                                                            2000             2001
                                                                         ----------       ----------
          Deferred tax liabilities:
            Depreciation .........................................       $  25,710        $  28,523
            Inventory valuation ..................................           7,576            7,752
            Goodwill .............................................           2,214            2,072
            Other ................................................           3,320            2,380
                                                                         ---------        ---------
                                                                            38,820           40,727
          Deferred tax assets:
            Employee benefit programs ............................           8,948            7,911
            Receivable reserves ..................................           3,155            2,910
            Other ................................................           3,369               15
                                                                         ---------        ---------
                                                                            15,472           10,836
                                                                         ---------        ---------
          Net deferred tax liabilities ...........................       $  23,348        $  29,891
                                                                         =========        =========

         9. Long-Term Debt: Long-term debt consists of the following (in thousands):


                                                                                   AUGUST 25,         AUGUST 31,
                                                                                      2000              2001
                                                                                   ----------         ----------
Revolving credit facility, interest tied to banks' base rate or
alternative rates, 4.75% - 9.5% in 2001, due  January 2004.................        $   50,175         $  102,650

Industrial revenue bonds, floating rate, 1.85% - 5.75% in
2001, due in various installments through 2004.............................            12,500              2,500

Senior subordinated notes, 10.25%, due may 1, 2006.........................           125,000            125,000
                                                                                   ----------         ----------
                                                                                      187,675            230,150
Less current portion.......................................................            (2,500)              (500)
                                                                                   ----------         ----------
                                                                                   $  185,175         $  229,650
                                                                                   ==========         ==========

         The Company maintains a secured revolving credit facility with a group of banks, amended effective August 30, 2001 to revise certain financial covenants and adjust interest rate pricing, which provides aggregate borrowing availability of a maximum of $125 million through January 2004. Under the terms of this agreement, the Company can designate an interest rate tied to the Eurodollar rate (adjusted for any reserves) or the banks' base rate, or at alternative rates negotiated with the lead bank, for specified time periods. A commitment fee is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company's assets. Covenants of the credit agreement require the Company to maintain certain cash flow ratios and debt to equity ratios, and contain restrictions on payment of dividends. Under the most restrictive of these covenants, $20.6 million of retained earnings was available for payment of dividends at August 31, 2001.

         The Company uses interest rate swap agreements to effectively convert a portion of its outstanding revolving credit facility and industrial revenue bonds to a fixed rate basis, thus reducing the impact of interest rate changes on future income. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 31, 2001, the Company had interest rate swap agreements with notional amounts aggregating $35 million providing an effective weighted average interest rate of 5.3% on that equivalent portion of the revolving credit facility. See
Note 5 for disclosures related to the fair market value of the interest rate swap agreements at August 31, 2001.

         During fiscal 2000, the Company issued $7.5 million of floating rate, industrial revenue bonds in connection with a linked ring spinning modernization program at a facility in Rockford, Alabama. These bonds were repaid during fiscal 2001 without penalty.

         The remaining industrial revenue bond represents a capital lease obligation. This lease obligation is secured by a letter of credit agreement with a bank. The letter of credit agreement is, in turn, secured by the property, plant and equipment at three plant locations, which had a carrying value of approximately $17.7 million at August 31, 2001. Covenants of the letter of credit agreement substantially adopt the restrictive covenant provisions of the revolving credit facility.

         Avondale Mills has $125 million of 10.25% senior subordinated notes outstanding which mature on May 1, 2006. The notes are unsecured and the guarantee of these notes by the Company is subordinated to all existing and future senior indebtedness of the Company. Interest on the notes is due on May 1 and November 1 of each year. At August 25, 2000 and August 31, 2001, the market value of the notes was approximately $119 million and $116 million, respectively. The Company does not anticipate settlement of the notes at fair value and currently expects the notes to remain outstanding through maturity.

         The senior subordinated notes are redeemable at the Company's option, in whole or in part, at a scheduled redemption price of 105.125%, which declines in intervals to 100% in 2004 and thereafter.

         The indenture under which the senior subordinated notes were issued contains, among other things, certain restrictive covenants which apply to Avondale Mills on issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

         At August 31, 2001, the Company was in compliance with the covenants of the revolving credit facility, subordinated note indenture and letter of credit agreements.

         The carrying value of the Company's revolving credit facility and industrial revenue bonds approximates fair value.

         Aggregate maturities of long-term debt are as follows (in thousands):

         2002    ..............................................................             $    500
         2003    ..............................................................                1,000
         2004    ..............................................................              103,650
         2005    ..............................................................                   --
         2006  ................................................................              125,000
         Thereafter through 2010...............................................                   --
                                                                                            --------
                                                                                            $230,150
                                                                                            ========

         In connection with the Company's borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $21.9 million , $19.3 million and $19.6 million in fiscal 1999, 2000 and 2001, respectively.

         10. Postretirement Benefits: The estimated cost of postretirement benefits is recorded ratably over the service lives of the associates expected to receive such benefits. The Company provides certain life and medical insurance benefits granted in 1964 to a closed group of associates, the majority of whom have retired, who were in designated positions of management and met certain age requirements at the time of grant. Certain medical benefits are also provided to two closed groups of early retirees as a result of the acquisition of the textile business of Graniteville Company in fiscal 1996. In addition, current associates (and their covered dependents) that retire on or after age 55 with at least 15 years of service are eligible for continued medical coverage through age 65. Benefits are paid from the general assets of the company.

         Changes in the accumulated postretirement benefit obligation were as follows (in thousands):


                                                                            2000            2001
                                                                         ---------        ---------
          Beginning balance......................................        $   7,356        $   7,901
            Service cost.........................................               95               95
            Interest cost........................................              677              576
            Amortization of prior service cost...................              332              332
            Benefits paid........................................             (516)            (486)
            Actuarial gain.......................................              (43)            (204)
                                                                         ---------        ---------
          Ending balance.........................................        $   7,901        $   8,214
                                                                         =========        =========

         Components of the accrued postretirement benefit obligation included in other long-term liabilities in the accompanying Consolidated Balance Sheets were as follows (in thousands):

                                                                         AUGUST 25,       AUGUST 31,
                                                                            2000            2001
                                                                         ----------       ----------
          Accumulated post retirement
            benefit obligation......................................     $  (7,438)       $  (7,623)
          Unrecognized prior service cost...........................         2,324            1,992
          Unrecognized net gain.....................................        (2,787)          (2,583)
                                                                         ---------        ---------
          Accrued postretirement benefit liability..................     $  (7,901)       $  (8,214)
                                                                         =========        =========

         The Company records postretirement benefit costs based on actuarial calculations using a weighted average discount rate of 8% for all years presented. Net postretirement benefit costs include the following components (in thousands):


                                                            1999             2000            2001
                                                          --------        ---------         -------
          Service cost ...........................        $    116        $      95         $    95
          Interest cost ..........................             624              677             576
          Net amortization .......................             332              332             332
          Recognized actuarial gain ..............              --              (43)           (204)
                                                          --------        ---------         -------
          Net postretirement benefit cost ........        $  1,072        $   1,061         $   799
                                                          ========        =========         =======

         A weighted average annual rate of increase in the per capita cost of covered health care benefits of 6.50% was assumed for 2001, decreasing gradually to 5% in 2004 and thereafter. An increase of 1% in the assumed health care cost rate of increase would not have a significant impact on the accumulated post retirement benefit obligation or the aggregate net periodic postretirement benefit cost.

         11. Common Stock: Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 20 votes with respect to matters submitted to a vote of shareholders. Each share of the Class B Common Stock is convertible at any time, at the option of its holder, into one share of Class A Common Stock. The Class B Common Stock will convert automatically into Class A Common Stock, and thereby lose its special voting rights, if such Class B Common Stock is sold or otherwise transferred to any person or entity other than certain designated transferees.

         During fiscal 2000 and 2001, the Company repurchased approximately 155,000 and 14,000 shares of Class A Common Stock, respectively, for aggregate purchase prices of $2.8 million and $205,000, pursuant to offers to sell made by various shareholders. All shares repurchased have been canceled and reinstated as authorized but unissued shares of Class A Common Stock.

         The Company maintains an employee Stock Option Plan that allows for the grant of non-qualified and incentive stock options. Under this Stock Option Plan, options to purchase up to 1,081,250 shares of Class A Common Stock may be granted to full-time employees, including executive officers of the Company. Activity under the plan is summarized as follows (option shares in thousands):

                                                                                      Grant Price Per Share
                                                                               ------------------------------------
                                                                               $ 12.50        $ 18.00        $19.00
                                                                               -------        -------        ------

     Stock options outstanding at August 27, 1999 ......................           505            325            --
        Options granted ................................................            --             --           110
        Options redeemed ...............................................           (30)            --            --
                                                                                ------         ------         -----
     Stock options outstanding at August 25, 2000 ......................           475            325           110
        Options exercised ..............................................            --             (1)           --
        Options ........................................................            --            (68)           --
                                                                                ------         ------         -----
     Stock options outstanding at August 31, 2001 ......................           475            256           110
                                                                                ======         ======         =====

     Average contractural life remaining in years ......................           3.3            4.8           8.3
                                                                                ======         ======         =====

     Stock options exercisable at August 31, 2001 ......................           475            256            --
                                                                                ======         ======         =====

         The exercise prices of the options granted approximated the fair market value of the Company's Common Stock on the dates of grant. Options forfeited by employees leaving the Company are reinstated as available for grant. All options granted vest ratably over five years and may be exercised for a period of ten years. At August 31, 2001, there were 114,000 stock options available for grant.

         The Company maintains a Stock Option Plan for Non-employee Directors, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 1999 and 2000, 12,000 non-qualified options were granted in each year and during fiscal 2001, 14,000 non-qualified options were granted. The exercise price of each grant was $22.00, $19.00 and $19.00 per share, respectively. At August 31, 2001, 50,000 non-qualified options remain outstanding and exercisable.

         Pro forma information regarding the effect on the Company's results of operations, assuming employee and non-employee director stock options had been accounted for under the fair value method of Financial Accounting Standards Board Statement No. 123, was calculated using the "minimum value" method which is permitted for companies with nonpublic equity. The following weighted average assumptions were used in these calculations for options granted in fiscal 1999, 2000 and 2001:

               Risk free interest rate..................................          4.2%
               Expected dividend yield..................................          2.2%
               Expected lives...........................................       8 years

         The total values of the options granted during fiscal 1999, 2000 and 2001 were computed as approximately $44,000, $332,000 and $53,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with Statement No. 123, the reported net income and net income per share would have decreased by the following pro forma amounts (in thousands, except per share data):

                                                   1999             2000            2001
                                                ---------        ---------        --------
     Net income:
          As reported ..................        $  10,023        $  33,003        $  1,257
          Pro forma ....................            9,805           32,413           1,204
     Net income per share:
          Basic
              As reported ..............        $     .79        $    2.61        $    .10
              Pro forma ................              .77             2.56             .10
          Diluted
              As reported ..............        $     .77        $    2.57        $    .10
              Pro forma ................              .76             2.53             .10

         Because the accounting provisions of Statement No. 123 only apply to options granted after December 1995, the pro forma compensation cost presented may not be representative of that to be expected in future years.

         12. Commitments and Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management's estimates of the costs of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on its future results of operations or financial position.

         On March 3, 1993, a case was filed in the Circuit Court of Jefferson County, Alabama by Joe and Darnell Sullivan and Tommy and Stella Fay Gould and other parties against the Alabama Power Company, Russell Corporation, the Company and certain other parties ("Sullivan"). The complaint alleged that the Company and such other parties negligently or willfully discharged industrial wastewater containing hazardous materials, which allegedly damaged the plaintiffs' real properties and caused mental anguish to the plaintiffs. The complaint sought an award of compensatory and punitive damages. After two years and eleven months of litigation, the plaintiffs amended their complaint to include class action claims and treatment. Although the Trial Court granted class certification, the Supreme Court of Alabama reversed the class certification order, and the case proceeded as to the individual claims of the five plaintiffs.

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

         On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision located on Lake Martin near Alexander City, Alabama, against Russell Corporation, Alabama Power and the Company. Sixteen individuals were dismissed from the case in August and September 2001, leaving eight remaining individual plaintiffs. The complaint, which must be tried under the provisions of the Alabama tort reform legislation enacted in 1999 which limits punitive damages, alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs' property, which allegedly interfered with the plaintiffs' use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of the appeal in the Sullivan case. Subsequent to the Alabama Supreme Court's actions with regard to the Sullivan case, plaintiff's counsel, which includes attorneys who acted as co-plaintiff's counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on certain narrow legal theories that the damages claimed in this action are sufficiently different from the Sullivan Case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court judge has allowed the case to proceed to the discovery phase, issuing a deadline of November, 2001 to complete discovery. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company's financial condition or results of operations.

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

         The Company leases certain of its facilities and equipment, primarily a warehouse, several sales offices and computer equipment. Future minimum rental payments required under such leases that have lease terms in excess of one year are as follows (in thousands):

          2002 ...............        $  1,860
          2003 ...............           1,639
          2004 ...............           1,550
          2005 ...............           1,458
          2006 ...............             983
          Thereafter .........           1,170
                                      --------
                                      $  8,660
                                      ========

         Rent expense for operating leases totaled $2.7 million, $2.3 million and $2.6 million for fiscal 1999, 2000 and 2001, respectively.

         Commitments for future additions to plant and equipment were approximately $5.1 million at August 31, 2001. Commitments for the purchase of raw materials were approximately $120.0 million at August 31, 2001.

         13. Subsequent events: In response to the highly competitive market conditions and continued oversupply of open-end yarns, in September and October 2001, the Company announced the closing of two separate open-end yarn manufacturing facilities located in North Carolina. Additionally, the Company implemented a program in September 2001 to reduce certain manufacturing overhead costs and selling, general and administrative expenses. In connection with these actions, the Company anticipates recording facility restructuring charges, severance and other non-operating costs of approximately $5.5 million during the first quarter of fiscal 2002.

         Consumption of the cotton purchased for the two yarn manufacturing facilities being closed will be shifted to the Company's remaining manufacturing facilities, delaying the Company's ability to fully realize the historically low cotton costs provided by the current marketplace.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills, are as follows:

NAME                                            AGE    POSITIONS HELD
----                                            ---    --------------
G. Stephen Felker........................        49    Chairman of the Board, President and Chief
                                                          Executive Officer of the Company and
                                                          Avondale Mills
Jack R. Altherr, Jr......................        52    Vice Chairman, Chief Financial Officer, and
                                                          Director of the Company and Avondale
                                                          Mills
T. Wayne Spraggins.......................        64    Vice President of Avondale Mills and
                                                       President, Manufacturing Operations
Keith M. Hull............................        48    Vice President of Avondale Mills and
                                                          President, Marketing and Sales
Craig S. Crockard........................        59    Vice President and Assistant Secretary of the
                                                          Company and Vice President, Planning and
                                                          Development of Avondale Mills
M. Delen Boyd............................        45    Vice President, Controller and Secretary of
                                                       the Company and Avondale Mills
Sharon L. Rodgers........................        45    Vice President, Human Resources of Avondale
                                                          Mills
Dale J. Boden(1).........................        44    Director of the Company and Avondale Mills
Kenneth H. Callaway(1)...................        46    Director of the Company and Avondale Mills
Robert B. Calhoun(1)(2)(3)...............        59    Director of the Company and Avondale Mills
Harry C. Howard(2).......................        72    Director of the Company and Avondale Mills
C. Linden Longino, Jr.(2)................        65    Director of the Company and Avondale Mills
James A. Rubright (2)....................        54    Director of the Company and Avondale Mills
John P. Stevens(1).......................        72    Director of the Company and Avondale Mills

----------
(1)      Member of Compensation Committee.
(2)      Member of Audit Committee.
(3) Mr. Calhoun has been elected a director of the Company pursuant to that certain shareholder's agreement dated as of April 29, 1996 by and among the Company and certain shareholders of the Company.

         G. Stephen Felker has served as Chairman of the Board of the Company since 1992, President and Chief Executive Officer of the Company since 1980, and in various other capacities since 1974. Mr. Felker has served as Chairman of the Board and Chief Executive Officer of Avondale Mills since 1986, when the Company acquired Avondale Mills, and President of Avondale Mills since 1995. Mr. Felker served as Chairman of the Georgia State Advisory Board of Wachovia Bank, N.A. from 1989 to 2000 and is currently a director of American Fibers and Yarns, Inc. and Rock-Tenn Company.

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

         Robert B. Calhoun has served as a director of the Company since August 1993 and of Avondale Mills since November 1991. He is presently a Managing Director and Co-founder of Monitor Clipper Partners. Mr. Calhoun is also President of Clipper Asset Management Corporation, the sole general partner of The Clipper Group, L.P., a private investment firm, since January 1991, and of Clipper Capital Corporation, the sole general partner of Clipper, an affiliated private investment firm, since 1993. From 1975 to 1991, Mr. Calhoun was a Managing Director of Credit Suisse First Boston Corporation, an investment banking firm. Mr. Calhoun is also a director of Interstate Bakeries Corporation and Lord Abbett Family of Funds.

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

         James A. Rubright has served as a director of the Company since November 2000. Mr. Rubright is Chairman and Chief Executive Officer of Rock-Tenn Company, an integrated paperboard and packaging company. Before joining Rock-Tenn Company, Mr. Rubright served as Executive Vice President of Sonat, Inc., an energy company, and as a partner in the law firm of King & Spalding. Mr. Rubright is also a director of Rock-Tenn Company and AGL Resources, Inc.

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

         The directors of the Company are elected annually by the shareholders of the Company. During the fiscal year ended August 31, 2001, the Board of Directors of the Company held four meetings.

         The Compensation Committee of the Board of Directors during fiscal 2001 consisted of John P. Stevens, Chairman of the Compensation Committee, Dale J. Boden, Robert B. Calhoun and Kenneth H. Callaway. None of the Members of the Compensation Committee is an employee of the Company. The Compensation Committee's principal responsibilities consist of establishing the compensation for the Company's Named Executive Officers and administering the Company's Stock Option Plan. During the fiscal year ended August 31, 2001, the Compensation Committee held one meeting. See Report on Executive Compensation.

         The Audit Committee of the Board of Directors during fiscal 2001 consisted of Harry C. Howard, Chairman of the Audit Committee, Robert B. Calhoun, C. Linden Longino, Jr., and James A. Rubright. None of the members of the Audit Committee is an employee of the Company. During the fiscal year ended August 31, 2001, the Audit Committee held two meetings.

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

         During fiscal 2001, the Company paid each non-employee director a quarterly fee of $5,250 plus reimbursement of out-of-pocket expenses.

         The Company adopted a stock option plan for its non-employee directors, effective September 1, 1997, under which 100,000 shares of the Company's Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 1999 and 2000, 12,000 non-qualified options were granted in each respective year. During fiscal 2001, 14,000 non-qualified options were granted. At August 31, 2001, 50,000 non-qualified options remained outstanding and exercisable.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 2001, 2000 and 1999 by the Company's Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                      ANNUAL COMPENSATION(1)
                                                      ---------------------------------------------------
                                                      FISCAL                                ALL OTHER
NAME AND PRINCIPAL POSITION                            YEAR    SALARY($)  BONUS($)(2)  COMPENSATION($)(3)
---------------------------                           ------   ---------  -----------  ------------------
G. Stephen Felker..................................    2001      800,016           --          2,983
  Chairman of the Board, President and Chief           2000      800,016    1,015,359          7,230
  Executive Officer                                    1999      800,016      236,898          2,210

Jack R. Altherr, Jr................................    2001      353,340           --          7,577
  Vice Chairman and Chief Financial Officer            2000      342,500      236,327          9,898
                                                       1999      326,668       54,822          5,133

T. Wayne Spraggins.................................    2001      294,680           --         15,875
  Vice President and President, Manufacturing          2000      285,836      190,664         15,030
  Operations                                           1999      272,516       38,999         10,442

Keith M. Hull......................................    2001      296,360           --          5,380
  Vice  President  and  President, Marketing and       2000      285,836      195,919          8,401
Sales
                                                       1999      272,516       38,933          3,705

Craig S. Crockard..................................    2001      133,768           --          4,800
  Vice President, Planning and Development             2000      129,176       53,806          7,188
                                                       1999      123,848       10,000          3,737

----------
(1) The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.
(2) Amounts shown include cash bonuses earned under the Company's management incentive plan, payments received in the Company's distribution of cash profit sharing to all eligible associates of the Company, payments received in lieu of profit sharing contributions under the Company's Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits, and such other payments as the Compensation Committee of the Board of Directors elects to make based upon the Company's and respective officer's performance.
(3) Amounts shown reflect for fiscal 1999, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,200 on behalf of each Named Executive Officer, (ii) life insurance premiums of $3,933, $9,242, $2,505 and $2,534 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Crockard, respectively and taxable income of $1,010 to Mr. Felker, in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 2000, (i) matching 401(k) contributions made by the Company to the

         Company's Associate Profit Sharing and Savings Plan of $1,275 on behalf of Messrs. Felker, Altherr, Spraggins and Hull, respectively, and $1,002 on behalf of Mr. Crockard, (ii) profit sharing contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $4,617 on behalf of Messrs. Felker, Altherr, Spraggins and Hull, respectively, and $3,590 on behalf of Mr. Crockard and (iii) life insurance premiums of $4,006, $9,138, $2,509, and $2,596 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Crockard, respectively, and taxable income of $1,339 to Mr. Felker in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 2001, (i) matching 401(k) contributions made by the Company to the Company's Associate Profit Sharing and Savings Plan of $1,275 on behalf of Messrs. Felker, Altherr, Spraggins and Hull respectively and $1,003 on behalf of Mr. Crockard, and (ii) life insurance premiums of $6,302, $14,600, $4,105, and $3,797 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Crockard, respectively, and taxable income of $1,708 to Mr. Felker in conjunction with a split dollar insurance agreement.

         Option Grants Table. The table below sets forth certain information relating to options granted during fiscal 2001 to each Named Executive Officer.

                               OPTION GRANTS TABLE

                                              INDIVIDUAL GRANTS                            POTENTIAL
                           --------------------------------------------------------    REALIZABLE VALUE
                                                % OF TOTAL                             AT ASSUMED ANNUAL
                                                  OPTIONS                               RATES OF STOCK
                                                GRANTED TO                                   PRICE
                         NUMBER OF SECURITIES    EMPLOYEES    EXERCISE                 APPRECIATION FOR
                           UNDERLYING OPTIONS    IN FISCAL   PRICE PER   EXPIRATION       OPTION TERM
                                                                                       -----------------
                                 GRANTED           YEAR        SHARE        DATE        5%          10%
                         --------------------   ----------   ---------   ----------    ---         -----
G. Stephen Felker....              --               --          --          --          --          --
Jack R. Altherr, Jr..              --               --          --          --          --          --
T. Wayne Spraggins...              --               --          --          --          --          --
Keith M. Hull........              --               --          --          --          --          --
Craig S. Crockard....              --               --          --          --          --          --

----------

         Aggregated Options Table. The table below sets forth certain information with respect to options held at the end of fiscal 2001 by each Named Executive Officer.

                            AGGREGATED OPTIONS TABLE

                                             NUMBER OF
                                         SHARES UNDERLYING                     VALUE OF
                                            UNEXERCISED                      UNEXERCISED
                                            OPTIONS AT                        OPTIONS AT
                                          FISCAL YEAR END                  FISCAL YEAR END
                                           EXERCISABLE/                      EXERCISABLE/
                                          UNEXERCISABLE                   UNEXERCISABLE(1)
                                         -----------------                ----------------
G. Stephen Felker...............          265,000/    0                    $960,000/  $0
Jack R. Altherr, Jr.............          125,000/    0                     400,000/   0
T. Wayne Spraggins..............           45,000/    0                      80,000/   0
Keith M. Hull...................           71,001/    0                     184,004/   0
Craig S. Crockard...............            2,000/8,000                           0/   0

----------

(1) All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on management's estimate of the fair market value of the Class A Common Stock at August 31, 2001.

         Long-Term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 2001 by each Named Executive Officer. No phantom units were awarded during fiscal 2001.

           LONG-TERM INCENTIVE PLANS -- UNITS HELD AT AUGUST 31, 2001


                                                    AGGREGATE                         ESTIMATED FUTURE
                                                  PHANTOM UNITS    PERIOD UNTIL        PAYOUTS FOR ALL
NAME                                                 HELD(1)      PAYOUT (YEARS)    PHANTOM UNITS HELD(2)
----                                              -------------   --------------    ---------------------
G. Stephen Felker.........................             150              15               $1,000,302
Jack R. Altherr, Jr.......................              90              13                  600,181
T. Wayne Spraggins........................              50               1                  333,434
Keith M. Hull.............................              90              16                  600,181
Craig S. Crockard.........................              --              --                       --

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

(2) There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 2001, of vested and non-vested phantom units held at the end of fiscal 2001 based on the results of the Company for the 10 fiscal quarters ended August 31, 2001.

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

         In light of the Company's compensation policy, the primary components of its executive compensation program for fiscal 2001 included base salaries, cash bonuses and stock options.

         Base Salary. Each executive officer's base salary, including the Chief Executive Officer's base salary, is determined based upon a number of factors including the executive officer's responsibilities, contribution to the achievement of the Company's business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer's salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 2001, the base salary of each Named Executive Officer other than the Chief Executive Officer was increased by 3.0% to 3.6% over each such executive officer's fiscal 2000 base salary. Mr. Felker's base salary has not been adjusted since November 1, 1995.

         Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus under the management incentive plan. The Company's management incentive plan is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company's management incentive plan, in fiscal 2001, certain executive officers were eligible to earn a cash bonus in an amount from 25% up to 125% of their respective base salaries depending on a number of factors including, without limitation, the Company's financial performance. In addition, the executive officers may receive payments in lieu of profit sharing contributions under the Company's Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits. No cash bonuses were earned in fiscal 2001.

         Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company's long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company's growth and profitability and individual grants are based on, among other things, the executive officer's responsibilities and individual performance. To encourage an executive officer's long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The creation of opportunities to own stock is considered the most significant component in an executive officer's compensation package. During fiscal 2001, no stock options were granted.

                                            John P. Stevens
                                            Dale J. Boden
                                            Robert B. Calhoun
                                            Kenneth H. Callaway

         THE FOREGOING REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS ANNUAL REPORT INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TOGETHER, THE "ACTS"), EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

         The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of November 1, 2001, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

                                          BENEFICIAL OWNERSHIP       BENEFICIAL OWNERSHIP
                                               OF CLASS A                 OF CLASS B           PERCENTAGE
                                              COMMON STOCK               COMMON STOCK              OF
                                           NUMBER      PERCENT       NUMBER       PERCENT       COMBINED
NAME OF BENEFICIAL OWNER(1)              OF SHARES    OF CLASS     OF SHARES      OF CLASS    VOTING POWER
---------------------------              ---------    --------     ---------      --------    ------------
G. Stephen Felker(2)...................   4,337,689        33.9%       978,939           100%        73.1%
Jack R. Altherr, Jr.(3)................     232,199         2.0%            --            --            *
T. Wayne Spraggins(4)..................     115,000            *            --            --            *
Keith M. Hull (5)......................     121,001            *            --            --            *
Craig S. Crockard (6)..................      10,077            *            --            --            *
Dale J. Boden(7).......................     113,500            *            --            --            *
Kenneth H. Callaway(8).................      18,000            *            --            --            *
Robert B. Calhoun(10)(11)..............   2,308,823        20.0%            --            --          7.4%
Harry C. Howard(12)....................      53,000            *            --            --            *
C. Linden Longino, Jr.(13).............      33,250            *            --            --            *
James A. Rubright (14).................       6,500            *            --            --            *
John P. Stevens(15)....................     111,000            *            --            --            *
The Clipper Group(10)(16)..............   2,277,523        19.7%            --            --          7.3%
Grayward Company(17)...................   3,497,740        30.3%            --            --         11.2%
Felker Investments, Ltd.(18)...........   2,093,750        18.1%            --            --          6.7%
Avondale Mills, Inc. Associate
  Profit Sharing and Savings Plan(19)..     600,000         5.2%            --            --          1.9%
All directors and executive
  officers As a group (16 persons).....   7,501,539        57.2%       978,939           100%        82.3%

----------
*        Less than 1%

(1) Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655.
(2) Includes (i) 2,093,750 shares of Class A Common Stock held of record by Felker Investments, Ltd., a partnership of which Mr. Felker is the general partner (as the general partner, Mr. Felker is deemed to beneficially own such shares under Rule 13d-3 under the Exchange Act),
         (ii) 978,939 shares of Class A Common Stock issuable upon conversion of the 978,939 shares of Class B Common Stock beneficially owned by Mr. Felker and (iii) 265,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Felker, which shares are deemed beneficially owned by Mr. Felker under Rule 13d-3 under the Exchange Act.
(3) Includes 125,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.

(4) Includes 45,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Spraggins, which shares are deemed beneficially owned by Mr. Spraggins under Rule 13d-3 under the Exchange Act.
(5) Includes 71,001 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.
(6) Includes 2,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Crockard, which shares are deemed beneficially owned by Mr. Crockard under Rules 13d-3 under the Exchange Act.
(7) Reflects (i) 8,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Boden, which shares are deemed beneficially owned by Mr. Boden under Rule 13d-3 under the Exchange Act, and (ii) 6,333 shares beneficially owned by Textile Capital Partners with respect to which Mr. Boden has shared voting and investment power, and (iii) 8,500 shares beneficially owned by Textile Capital Partners II with respect to which Mr. Boden has shared voting and investment power, and (iv) 90,000 shares beneficially owned by The Sterling Trust; Hilliard Lyons Trust Co. Trustee, with respect to which Mr. Boden is a beneficiary and has shared voting and investment power. Mr. Boden is the majority shareholder of Textile Capital Partners and, consequently is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by these entities.
(8) Includes 8,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Callaway, which shares are deemed beneficially owned by Mr. Callaway under Rule 13d-3 under the Exchange Act.
(9) The address of Mr. Calhoun is c/o Monitor Clipper Partners, Two Canal Park, Cambridge, MA 02141.
(10) Includes (i) 8,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Calhoun, which shares are deemed beneficially owned by Mr. Calhoun under Rule 13d-3 under the Exchange Act, (ii) shares beneficially owned by Clipper Capital Associates, L.P. ("CCA"), Clipper/Merchant Partners, L.P., Clipper Equity Partners I, L.P., Clipper/Merban L.P. ("Merban"), Clipper/European Re, L.P. and CS First Boston Merchant Investments 1995/96, L.P. ("Merchant"), (whose address is 650 Madison Avenue, 9th Floor, New York, New York 10022).
(11) CCA is the general partner of all of the Clipper Group partnerships other than Merchant. The general partner of CCA is Clipper Capital Associates, Inc. ("CCI"), and Mr. Calhoun is the sole stockholder and a director of CCI. Clipper, an affiliate of Mr. Calhoun, has sole voting and investment power with respect to the shares of Class A Common Stock beneficially owned by Merchant. As a result, each of Mr. Calhoun, CCA and CCI is deemed to beneficially own all shares of Class A Common Stock beneficially owned by the Clipper Group (other than Merchant), and Mr. Calhoun is deemed to beneficially own the shares of Class A Common Stock beneficially owned by Merchant. It is anticipated that Merban will beneficially own shares of Class A Common Stock representing approximately 5.9% of the outstanding Class A Common Stock and Clipper/Merchant Partners, L.P., will beneficially own shares of Class A Common Stock representing approximately 5.0% of the outstanding Class A Common Stock. Each of the other members of the Clipper Group will beneficially own less than 5.0% of the outstanding Class A Common Stock.
(12) Includes 8,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Howard, which shares are deemed beneficially owned by Mr. Howard under Rule 13d-3 under the Exchange Act.
(13) Includes (i) 8,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Longino, which shares are deemed beneficially owned by Mr. Longino under Rule 13d-3 under the Exchange Act.

(14) Includes 2,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Rubright, which shares are deemed beneficially owned by Mr. Rubright under Rules 13d-3 under the Exchange Act.
(15) Includes (i) 13,000 shares beneficially owned by Mr. Stevens' spouse, for which Mr. Stevens shares neither voting nor investment power, and
         (ii) 8,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Stevens, which shares are deemed beneficially owned by Mr. Stevens under Rule 13d-3 under the Exchange Act.
(16) Merchant Capital, Inc. ("Merchant Capital"), an affiliate of CS First Boston Corporation, is the general partner of Merchant and the 99% limited partner of Clipper/Merchant Partners, L.P. CS Holding, an affiliate of CS First Boston Corporation, is the indirect 99% limited partner of Merban. None of Merchant, Merchant Capital, CS First Boston Corporation and CS Holding is an affiliate of Clipper or CCA.
(17) Grayward Company's address is c/o SunTrust Bank, Nashville, N.A., P.O. Box 305110, Nashville, Tennessee 37230. Grayward Company is a trust of which SunTrust Bank, Nashville, N.A. serves as trustee. As trustee, SunTrust Bank, Nashville, N.A. is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by Grayward Company.
(18) The address of Felker Investments, Ltd. is c/o G. Stephen Felker, 506 South Broad Street, Monroe, Georgia 30655.
(19) The address of the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (the "Plan") is c/o Scudder Trust Company, P.O. Box 957, Salem, New Hampshire 03079. Scudder Trust Company serves as trustee for the Plan and, as such, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Kenneth H. Callaway, a director, is president of Calgati Chemical Company, Ltd. During fiscal 2001, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $497,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM  8-K.

     (a) 1.  Financial Statements.

         The following Consolidated Financial Statements of the Company and its consolidated subsidiaries and the Report of the Independent Public Accountants, included in the Registrant's Annual Report to Shareholders for the year ended August 31, 2001 are included in Part II, Item 8.

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of August 25, 2000 and August 31, 2001 Consolidated Statements of Income -- Fiscal Years Ended August 27, 1999, August 25, 2000 and August 31, 2001 Consolidated Statements of Shareholders' Equity -- Fiscal Years Ended August 27, 1999, August 25, 2000 and August 31, 2001 Consolidated Statements of Cash Flows -- Fiscal Years Ended August 27, 1999, August 25, 2000 and August 31, 2001 Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules of the Company.

         Schedule II -- Valuation and Qualifying Accounts

         3.  Exhibits.

  EXHIBIT
  NUMBER
  -------
    3.1       --    Restated and Amended Articles of Incorporation of Avondale Incorporated
                    (incorporated by reference to Exhibit 3.1 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 333-5455-01).
    3.3       --    Amended and restated bylaws of Avondale Incorporated, adopted as of January 17, 2000
                    (incorporated by reference to Exhibit 3.3 to Avondale Incorporated's Quarterly Report
                    on Form 10-Q for the period ended February 25, 2000, File
                    No. 333-5455-01).
    4.1       --    Indenture for the Notes between Avondale Incorporated, Avondale Mills, Inc. and The
                    Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
    4.8       --    Amendments to Letter of Credit Agreements, dated October
                    19, 1999, between and among Avondale Incorporated, Avondale
                    Mills, Inc. and SunTrust Bank, Atlanta related to Industrial
                    Development Board refunding revenue bonds issued to finance improvements at four Company manufacturing facilities
                    (incorporated by reference to Exhibit 4.8 to Avondale
                    Incorporated's 1999 annual report on Form 10-K, File No. 33-68412).
    4.9       --    Second Amended and Restated Credit Agreement, dated as of September 28, 2000, among
                    Avondale  Mills,  Inc.,  various  listed  banks and  Wachovia  Bank,  N.A.,  as agent.
                    (incorporated by reference to Exhibit 4.9 to Avondale Incorporated's 2000 annual report on
                    Form 10-K, File No. 33-68412)
    5.1       --    Charter of the Audit Committee of the Board of Directors,
                    adopted effective July 13, 2000 (Incorporated by reference to Exhibit 5.1 to Avondale Incorporated's 2000 annual report on Form 10-K, File No. 33-68412).
   10.1       --    Receivables Purchase Agreement, dated April 29, 1996, among Avondale Mills, Inc., as
                    Servicer, and Avondale Receivables Company (incorporated by reference to Exhibit


                    10.1 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.2       --    Pooling and Servicing Agreement, dated April 29, 1996, among Avondale Receivables
                    Company, Avondale Mills, Inc. and Manufacturers and Traders Trust Company
                    (incorporated by reference to Exhibit 10.2 to Avondale Incorporated's Registration
                    Statement on Form S-4, File No. 333-5455-01).
   10.3       --    Amendment No. 1 to Pooling and Service Agreement and Receivables Purchase Agreement;
                    Dated November 21, 1997, among Avondale Receivables Company, Avondale Mills, Inc.,
                    And  Manufacturers  and Traders Trust Company.  (Incorporated  by reference to Exhibit
                    10.3 to Avondale Incorporated's 1998 Annual Report on Form 10-K, File No. 33-68412).
   10.4       --    Amended and Restated Series 1996-1 Supplement to the Pooling and Servicing Agreement,
                    Dated November 21, 1997, among Avondale Receivables Company, Avondale Mills, Inc.
                    And  Manufacturers  and Traders Trust Company.  (Incorporated  by reference to Exhibit
                    10.4 to Avondale Incorporated's 1998 Annual Report on Form 10-K, File No. 33-68412).
   10.5       --    Amended and Restated Certificate Purchase Agreement, dated November 21, 1997, among
                    Avondale Receivables Company, Avondale Mills, Inc., the purchasers described therein
                    And First National Bank of Chicago,  as Agent.  (Incorporated  by reference to Exhibit
                    10.5 to Avondale Incorporated's 1998 Annual Report on Form 10-K, File No. 33-68412).
   10.6       --    Registration Rights Agreement, dated April 29, 1996 between Avondale Incorporated And the
                    Persons listed therein (incorporated by reference to Exhibit 10.8 to Avondale
                    Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
   10.7       --    Shareholders Agreement, dated April 29, 1996 among Avondale Incorporated, the Investors listed therein, the Shareholders listed therein and Clipper Capital Partners,
                    L.P., in its capacity as Purchaser Representative under the Agreement (incorporated by reference to Exhibit 10.9 to Avondale Incorporated's Registration Statement on Form S-4,
                    File No. 333-5455-01).
   10.10      --    Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
                    To Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.11      --    Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (incorporated by
                    Reference to Exhibit 10.13 to Avondale Incorporated's Registration Statement on Form
                    S-4, File No. 333-5455-01).
   10.12      --    Avondale Mills, Inc. Fiscal 2001 Management Incentive Plan for G. Stephen Felker.
   10.13      --    Avondale Mills, Inc. Fiscal 2001 Management Incentive Plan for Jack R. Altherr, Jr.
   10.14      --    Avondale Mills, Inc. Fiscal 2001 Management Incentive Plan for T. Wayne Spraggins.
   10.15      --    Avondale Mills, Inc. Fiscal 2001 Management Incentive Plan for Keith Hull.
   10.16      --    Avondale Mills, Inc. Fiscal 2001 Management Incentive Plan for Craig Crockard.
   10.17      --    Phantom Unit Awards to G. Stephen Felker (incorporated by reference to Exhibit 10.19
                    To Avondale Incorporated's Registration Statement on Form S-4, File No. 333-5455-01).
   10.18      --    Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit
                    10.21 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.19      --    Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit
                    10.23 to Avondale Incorporated's Registration Statement on Form S-4, File No.
                    333-5455-01).
   10.20      --    Phantom Unit Awards to Keith M. Hull (incorporated by reference to Exhibit 10.19
                    To Avondale Incorporated 's 1996 Annual Report on Form 10-K,File No. 33-68412).
   10.21      --    Supply Agreement dated March 31, 1996 between the Company and B.F. Goodrich
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

                    (incorporated  by reference to Exhibit  10.23 to Avondale  Incorporated's  1997 Annual
                    Report on Form 10-K, File No. 33-68412).
   10.23      --    Omnibus Amendment No. 1 to Amended and Reinstated Series 1996-1 Supplement to Pooling
                    and Servicing Agreement,  and Amended and Reinstated  Certificate Purchase Agreements,
                    dated April 25, 2000, among Avondale Receivables  Company,  Avondale Mills, Inc. and various banks.
   10.24      --    First Amendment to Second Amended and Reinstated Credit Agreement,  dated as of August
                    30, 2001, among Avondale Mills, Inc., various banks and Wachovia Bank, N.A., as agent.
   10.25      --    Amendment  No. 6 to Letter of Credit  Agreement,  dated August 30,  2001,  between and among Avondale  Incorporated,  Avondale Mills, Inc. and Suntrust Bank related to Development
                    Authority of Walton County Industrial Development Revenue Bonds.
   10.26      --    Consent and First Amendment  between Avondale Mills, Inc. and B.F.  Goodrich,  Partial
                    Assignment and Assumption of Supply  Agreement  between  Avondale  Mills,  Inc.,  B.F.
                    Goodrich  and Noveon,  Inc.  (formerly  B.F.  Goodrich  PMD Group) and  Amendment  and
                    Partial  Assignment of Supply Agreement,  between Avondale Mills,  Inc., B.F. Goodrich and C.H. Patrick & Co. (formerly CHP Acquisition Group,  Inc.), all dated February 28,
                    2001.
   12.1       --    Computation of Ratio of Earnings to Fixed Charges.

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

Date:   November 12, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

NAME                                                         TITLE                         DATE
----                                                         -----                         ----
/s/  G. STEPHEN FELKER                           Chairman of the Board,             November 12, 2001
----------------------                           President and Chief Executive
G. Stephen Felker                                Officer


PRINCIPAL FINANCIAL AND ACCOUNTING
OFFICER:

/s/  JACK R. ALTHERR, JR.                        Vice Chairman, Chief               November 12, 2001
-------------------------                        Financial Officer and
Jack R. Altherr, Jr.                             Director


DIRECTORS:

/s/  DALE J. BODEN                               Director                           November 12, 2001
------------------
Dale J. Boden

/s/  ROBERT B. CALHOUN                           Director                           November 12, 2001
----------------------
Robert B. Calhoun

/s/  KENNETH H. CALLAWAY                         Director                           November 12, 2001
------------------------
Kenneth H. Callaway

/s/  HARRY C. HOWARD                             Director                           November 12, 2001
--------------------
Harry C. Howard

/s/  C. LINDEN LONGINO, JR.                      Director                           November 12, 2001
---------------------------
C. Linden Longino, Jr.

/s/  JAMES A. RUBRIGHT                           Director                           November 12, 2001
-----------------------
James A. Rubright

/s/  JOHN P. STEVENS                             Director                           November 12, 2001
--------------------
John P. Stevens

                                                                    SCHEDULE  II

                              AVONDALE INCORPORATED

                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                VALUATION AND QUALIFYING ACCOUNTS (in thousands)


                                                                                  CHARGED                               (B)
                                                                  BALANCE AT      TO COSTS                            BALANCE
                                                                  BEGINNING         AND              (A)              AT END OF
                                          DESCRIPTION              PERIOD         EARNINGS        DEDUCTIONS           PERIOD
                                          -----------             ----------      --------        ----------          ---------
Year Ended August 27, 1999          Allowance for doubtful         $7,043         $1,464           $ (857)            $ 7,650
                                      accounts
Year Ended August 25, 2000          Allowance for doubtful          7,650            900             (747)              7,803
                                      accounts
Year Ended August 31, 2001          Allowance for doubtful          7,803            699           (1,306)              7,196
                                      accounts


(A) Deductions represent customer account balances written off during the period.

(B) At August 27, 1999, August 25, 2000, and August 31, 2001, the balance at end of period includes $5,035, $4,814, and $4,580 respectively, related to accounts receivable sold. These amounts are included in other accrued expenses in the Consolidated Balance Sheets.