Form 10-Q
period 2001-11-30
AVONDALE INC
filed 2002-01-09
CIK 911634

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED NOVEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Description                                As Of                         Shares Outstanding
   --------------------                      -----------------                   ------------------
   Class A Common Stock                      November 30, 2001                   11,551,737 Shares
   Class B Common Stock                      November 30, 2001                      978,939 Shares

                               INDEX TO FORM 10-Q

                             AVONDALE INCORPORATED


                                                                                                                PAGE
                                                                                                              REFERENCE
                                                                                                              ---------

PART I - FINANCIAL INFORMATION (UNAUDITED)

        Item 1:     Financial Statements

                    Condensed Consolidated Balance Sheets at August 31, 2001 and November 30, 2001........        1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    November 24, 2000 and November 30, 2001...............................................        2

                    Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
                    November 24, 2000 and November 30, 2001...............................................        3

                    Notes to Condensed Consolidated Financial Statements..................................        4

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................        7

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................       10

PART II - OTHER INFORMATION


        Item 1:     Legal Proceedings ....................................................................       11

        Item 2:     Changes in Securities and Use of Proceeds.............................................       11

        Item 3:     Defaults upon Senior Securities.......................................................       11

        Item 4:     Submission of Matters to a Vote of Security Holders...................................       11

        Item 5:     Other Information.....................................................................       11

        Item 6:     Exhibits and Reports on Form 8-K......................................................       11

        Signature   ......................................................................................       12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             AVONDALE INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          AUG. 31,             NOV. 30,
                                                                            2001                 2001
                                                                         ---------             ---------

                          ASSETS
Current assets
    Cash                                                                 $   2,969             $   2,348
    Accounts receivable, less allowance for doubtful accounts
       of $2,616 in fiscal 2001 and $2,930 in fiscal 2002                   46,573                38,048
    Inventories                                                             99,671                90,224
    Prepaid expenses                                                         1,409                 1,486
    Income taxes refundable                                                  6,721                 4,068
                                                                         ---------             ---------
       Total current assets                                                157,343               136,174

Assets held for sale                                                            --                 4,205

Property, plant and equipment
    Land                                                                     8,400                 6,635
    Buildings                                                               91,383                81,220
    Machinery and equipment                                                566,279               521,935
                                                                         ---------             ---------

                                                                           666,062               609,790
    Less accumulated depreciation                                         (379,228)             (338,884)
                                                                         ---------             ---------
                                                                           286,834               270,906
Other assets                                                                10,641                10,047
                                                                         ---------             ---------
                                                                         $ 454,818             $ 421,332
                                                                         =========             =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                     $  24,147             $  21,110
    Accrued compensation, benefits and related expenses                     10,194                11,388
    Accrued interest                                                         4,595                 1,352
    Other accrued expenses                                                  14,248                15,181
    Long-term debt due in one year                                             500                   500
                                                                         ---------             ---------
       Total current liabilities                                            53,684                49,531

Long-term debt                                                             229,650               213,125
Deferred income taxes and other long-term liabilities                       45,483                42,680
Shareholders' equity
    Preferred stock
       $.01 par value; 10,000 shares authorized                                 --                    --
    Common stock
       Class A, $.01 par value; 100,000 shares
          authorized, 11,552 issued and outstanding                            115                   115
       Class B, $.01 par value; 5,000 shares
          authorized, 979 issued and outstanding                                10                    10
    Capital in excess of par value                                          39,669                39,669
    Accumulated other comprehensive loss                                      (561)                 (914)
    Retained earnings                                                       86,768                77,116
                                                                         ---------             ---------
      Total shareholders' equity                                           126,001               115,996
                                                                         ---------             ---------
                                                                         $ 454,818             $ 421,332
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

                             AVONDALE INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THIRTEEN WEEKS ENDED
                                                         -----------------------------
                                                         NOV. 24,            NOV. 30,
                                                           2000                2001
                                                         --------            ---------

Net sales                                                $200,537            $ 149,074

Operating costs and expenses
    Cost of goods sold                                    165,680              130,915
    Depreciation                                           10,843               11,790

    Selling and administrative expenses                     9,757                7,449

     Facility restructuring charges                            --                6,500
                                                         --------            ---------

       Operating income (loss)                             14,257               (7,580)

Interest expense                                            4,989                5,314
Discount and expenses on sales of receivables               1,533                  571
Other expenses, net                                           162                   (1)
                                                         --------            ---------

     Income (loss) before income taxes                      7,573              (13,464)

Provision for (benefit of) income taxes                     2,770               (5,065)
                                                         --------            ---------

       Net income (loss)                                 $  4,803            $  (8,399)
                                                         ========            =========


Per share data:
       Net income (loss)-basic                           $    .38            $    (.67)
                                                         ========            =========
       Net income (loss)-diluted                         $    .38            $    (.67)
                                                         ========            =========
       Dividends declared                                $    .10            $     .10
                                                         ========            =========

                 The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                             AVONDALE INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           THIRTEEN WEEKS ENDED
                                                                                      -----------------------------
                                                                                      NOV. 24,             NOV. 30,
                                                                                        2000                 2001
                                                                                      --------             --------

Operating activities
    Net income (loss)                                                                 $  4,803             $ (8,399)
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                 11,029               11,944
          Provision for (benefit of) deferred income taxes                                 376               (2,724)
          Loss on disposal of equipment and facility restructuring charges                  --                4,710
          Sales of accounts receivable, net                                             (2,000)              (8,500)
          Changes in operating assets and liabilities                                  (11,512)              24,903
                                                                                      --------             --------

            Net cash provided by operating activities                                    2,696               21,934

Investing activities
    Purchases of property, plant and equipment                                         (12,776)              (4,987)
    Proceeds from sale of property, plant and equipment                                     10                  210
                                                                                      --------             --------

            Net cash used in investing activities                                      (12,766)              (4,777)

Financing activities
    Net advances (payments) on revolving line of credit                                 10,625              (16,525)
    Issuance of common stock                                                                20                   --
    Dividends paid                                                                      (1,272)              (1,253)
                                                                                      --------             --------

            Net cash provided by (used in) financing activities                          9,373              (17,778)
                                                                                      --------             --------

Decrease in cash                                                                          (697)                (621)

Cash at beginning of period                                                              7,867                2,969
                                                                                      --------             --------

Cash at end of period                                                                 $  7,170             $  2,348
                                                                                      ========             ========

              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                             AVONDALE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               NOVEMBER 30, 2001


         1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year financial statement amounts have been reclassified to conform with the current year's presentation. The August 31, 2001 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 31, 2001 Audited Consolidated Financial Statements.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen weeks ended November 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2002.

         2. Inventories: Components of inventories are as follows (amounts in thousands):


                                               AUG. 31,           NOV. 30,
                                                 2001               2001
                                               --------           --------

Finished goods                                 $33,955            $30,933
Work in process                                 39,470             33,183
Raw materials                                   11,713             10,681
Dyes and chemicals                               5,058              5,426
                                               -------            -------
Inventories at FIFO                             90,196
                                                                   80,223

Premium to adjust carrying value to
     LIFO basis                                  2,750              3,350
                                               -------            -------

                                                92,946             83,573
Supplies at average cost                         6,725              6,651
                                               -------            -------

                                               $99,671            $90,224
                                               =======            =======

                             AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)
                               NOVEMBER 30, 2001


         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at November 30, 2001 and the related impact on the statement of income for the thirteen weeks then ended has been determined using estimated quantities and costs as of the fiscal 2002 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):


                                                            THIRTEEN WEEKS ENDED
                                                         ------------------------
                                                         NOV. 24,        NOV. 30,
                                                           2000            2001
                                                         --------        --------

Weighted average shares outstanding - basic               12,545          12,536
Effect of employee stock options                             176              --
                                                          ------          ------
Weighted average shares outstanding -  diluted            12,721          12,536
                                                          ======          ======


         4. Segment Information: Condensed segment information is as follows (amounts in thousands):


                                                          THIRTEEN WEEKS ENDED
                                                     -------------------------------
                                                      NOV. 24,              NOV. 30,
                                                        2000                  2001
                                                     ---------             ---------

Revenues:
    Apparel fabrics                                  $ 158,311             $ 120,906
    Yarns                                               56,109                45,242
    Other                                               21,345                15,796
                                                     ---------             ---------

                                                       235,765               181,944
    Less intersegment sales                             35,228                32,870
                                                     ---------             ---------
        Total                                        $ 200,537             $ 149,074
                                                     =========             =========

Income (loss):
    Apparel fabrics                                  $  21,886             $   5,649
    Yarns                                                 (294)               (2,706)
    Other                                                1,819                   195
    Facility restructuring charges                          --                (6,500)
    Unallocated                                         (9,154)               (4,218)
                                                     ---------             ---------
        Total operating income (loss)                   14,257                (7,580)
    Interest expense                                     4,989                 5,314
    Discount and expenses on sales of
         receivables                                     1,533                   571
    Other expense, net                                     162                    (1)
                                                     ---------             ---------
        Income (loss) before income taxes            $   7,573             $ (13,464)
                                                     =========             =========

                             AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)
                               NOVEMBER 30, 2001


         5. Comprehensive income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows:


                                                                THIRTEEN WEEKS ENDED
                                                            ---------------------------
                                                            NOV. 24,           NOV. 30,
                                                              2000              2001
                                                            --------           --------

Net income (loss)                                           $ 4,803             $(8,399)
Change in fair value of interest rate swaps, net
   of income taxes                                             (125)               (353)
                                                            -------             -------
Comprehensive income (loss)                                 $ 4,678             $(8,752)
                                                            =======             =======


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

         For discussion of certain legal proceedings to which the Company is a party, see Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company's financial condition or results of operations.

         7. Facility restructuring charges: In response to the highly competitive market conditions and continued oversupply of open-end yarns, in September and October 2001, the Company announced the closing of two separate open-end yarn manufacturing facilities located in North Carolina. The Company expects to complete these closings by January 2002. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.3 million during the thirteen weeks ended November 30, 2001. Additionally, the Company implemented a program in September 2001 to reduce certain manufacturing overhead costs and selling, general and administrative expenses. In conjunction with these actions and the two plant closings, the Company recorded severance expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions. At November 30, 2001, accruals of approximately $0.8 million related to the facility restructuring costs, and $0.6 million related to severance expense remain outstanding and are included in other accrued expenses in the consolidated balance sheets.

         At November 30, 2001, the two closed plant facilities and certain real estate properties and other equipment have been identified as available for sale and are included in assets held for sale in the consolidated balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 30, 2001 Compared to Thirteen Weeks Ended November 24, 2000

         NET SALES. Net sales decreased 25.6% to $149.1 million for the thirteen weeks ended November 30, 2001 from $200.5 million for the thirteen weeks ended November 24, 2000. Retail sales of apparel, already suffering from weak consumer demand, softened further following the tragic events of September 11, 2001 and subsequent developments. With the resulting decline in consumer confidence and expecting poor demand for products made using apparel fabrics and yarns, apparel producers and retailers targeted production and inventory levels far below those normal for the holiday season. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. The Company expects these conditions to continue into the second quarter of fiscal 2002, negatively impacting both pricing and unit volume of the Company's products.

         OPERATING LOSS. An operating loss of $7.6 million was experienced for the thirteen weeks ended November 30, 2001 compared to an operating income of $14.3 million for the thirteen weeks ended November 24, 2000, reflecting lower average selling prices for certain products, the negative impact of reduced volumes on unit cost absorption and operational efficiencies, and the facility restructuring charges recorded on closing two open-end yarn manufacturing facilities. Cost of goods sold decreased 21.0% to $130.9 million for the thirteen weeks ended November 30, 2001 from $165.7 million for the thirteen weeks ended November 24, 2000, primarily reflecting the reduction in unit sales. Cost of goods sold as a percentage of net sales increased to 87.8% for the thirteen weeks ended November 30, 2001 from 82.6% for the thirteen weeks ended November 24, 2000.

         Selling and administrative expenses decreased 24.5% to $7.4 million for the thirteen weeks ended November 30, 2001 from $9.8 million for the thirteen weeks ended November 24, 2000. This decrease reflected the impact of a program initiated in September 2001 to reduce selling, general and administrative staffing and related expenses, and a reduction in certain associate benefits and performance based incentives corresponding to the decline in operating income for the period. Selling and administrative expenses as a percentage of net sales increased to 5.0% for the thirteen weeks ended November 30, 2001 from 4.9% for the thirteen weeks ended November 24, 2000.

         SEGMENT PERFORMANCE. Apparel fabric sales decreased 23.6% to $120.9 million for the thirteen weeks ended November 30, 2001 from $158.3 million for the thirteen weeks ended November 24, 2000. The decline in sales reflected a 23.8% decrease in yards sold as demand for denim and bottom-weight fabrics weakened. Average selling prices were essentially flat for the respective periods. Operating income for apparel fabrics decreased 74.4% to $5.6 million for the thirteen weeks ended November 30, 2001 from $21.9 million for the thirteen weeks ended November 24, 2000, primarily due to the reduced unit volumes.

         Yarn sales, including intracompany sales to the fabric operations, decreased 19.4% to $45.2 million for the thirteen weeks ended November 30, 2001 from $56.1 million for the thirteen weeks ended November 24, 2000, reflecting a 16.6% decrease in pounds sold and a 3.3% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. The yarn operations produced a loss of $2.7 million for the thirteen weeks ended November 30, 2001 compared to a loss of $0.3 million for the thirteen weeks ended November 24, 2000, primarily as a result of the reduced unit volumes and lower average selling prices.

         Other sales, which include sales of greige and specialty fabrics and revenues from the Company's trucking operation, decreased 25.8% to $15.8 million for the thirteen weeks ended November 30, 2001 from $21.3 million for the thirteen weeks ended November 24, 2000. The decrease in other sales was primarily attributable to continued softness in the greige and specialty fabrics markets. Operating income decreased 88.9% to $0.2 million for the thirteen weeks ended November 30, 2001 from $1.8 million for the thirteen weeks ended November 24, 2000, primarily due to the lower unit volumes.

         Inter-segment sales decreased 6.5% to $32.9 million for the thirteen weeks ended November 30, 2001 from $35.2 million for the thirteen weeks ended November 24, 2000, reflecting the decrease in consumption of internally produced yarns and greige fabrics within the Company's apparel fabrics operation.

         INTEREST EXPENSE, NET. Net interest expense increased 6.0% to $5.3 million for the thirteen weeks ended November 30, 2001 from $5.0 million for the thirteen weeks ended November 24, 2000. The increase was primarily the result of a higher average balance of borrowings outstanding during the thirteen weeks ended November 30, 2001.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sales of receivables were $0.6 million for the thirteen weeks ended November 30, 2001 compared to $1.5 million for the thirteen weeks ended November 24, 2000. This decrease was attributable to a net decrease in the amount of accounts receivable sold under the facility, reflecting the overall decline in net sales of the Company, and to lower market interest rates and the resulting decline in discounts incurred on the receivables sold.

         PROVISION FOR INCOME TAXES. A benefit from income taxes of $5.1 million was recorded for the thirteen weeks ended November 30, 2001, reflecting the loss before income taxes, compared to a provision for income taxes of $2.8 million for the thirteen weeks ended November 24, 2000.

         FACILITY RESTRUCTURING CHARGES. In response to the highly competitive market conditions and continued oversupply of open-end yarns, in September and October 2001, the Company announced the closing of two separate open-end yarn manufacturing facilities located in North Carolina. The Company expects to complete these closings by January 2002. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.3 million during the thirteen weeks ended November 30, 2001. Additionally, the Company implemented a program in September 2001 to reduce certain manufacturing overhead costs and selling, general and administrative expenses. In conjunction with these actions and the two plant closings, the Company recorded severance expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions. At November 30, 2001, accruals of approximately $0.8 million related to the facility restructuring costs, and $0.6 million related to severance expense remain outstanding and are included in other accrued expenses in the consolidated balance sheets.

         At November 30, 2001, the two closed plant facilities and certain real estate properties and other equipment have been identified as available for sale and are included in assets held for sale in the consolidated balance sheets.

         The consumption of cotton purchased for the two yarn manufacturing facilities being closed will be shifted to the Company's remaining manufacturing facilities, delaying the Company's ability to fully realize the historically low cotton costs provided by the current marketplace.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $21.9 million for the thirteen weeks ended November 30, 2001. Principal working capital changes included a $17.0 million decrease in accounts receivable, a $8.5 million decrease in accounts receivable sold under the securitization facility, a $9.4 million decrease in inventories, a $2.7 million decrease in income taxes refundable, and a $4.3 million decrease in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $5.0 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $16.5 million net decrease in borrowings under the revolving credit facility and payment of $1.3 million in dividends on outstanding common stock.

         At November 30, 2001, the Company had borrowings of $86.1 million outstanding under its revolving line of credit and $38.9 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $5.0 million for the thirteen weeks ended November 30, 2001, were used primarily to complete the "linked" ring spinning and other modernization projects initiated in fiscal 2001. Having completed these major modernization projects, management estimates that capital expenditures for the balance of fiscal 2002 will be approximately $10 million.

         Management believes that cash generated from operations, together with the borrowings available under its revolving line of credit and proceeds from sales of trade receivables, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.


FORWARD LOOKING STATEMENTS

         Statements herein regarding anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on selling prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting raw material costs. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):


                                                            THIRTEEN WEEKS ENDED
                                                         ---------------------------
                                                         NOV. 24,           NOV. 30,
                                                          2000               2001
                                                         -------            --------

Net income (loss)                                        $ 4,803            $ (8,399)
Interest expense                                           4,989               5,314
Discount and expenses on sales of receivables              1,533                 571
Provision for (benefit of) income taxes                    2,770              (5,065)
Depreciation and amortization                             11,029              11,944
Facility restructuring non cash charges                       --               4,838
Net change in allowance to adjust carrying
     value of inventory to LIFO basis                        800                (600)
                                                         -------            --------
EBITDA                                                   $25,924            $  8,603
                                                         =======            ========


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For discussion of certain market risks related to the Company, see Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for fiscal year ended August 31, 2001.

                             AVONDALE INCORPORATED


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Shareholders on November 15, 2001.

         (b) Nine directors were elected at the Annual Meeting to serve until the Annual Meeting of Shareholders in 2002. The names of these Directors are as follows:
                  G. Stephen Felker
                  Jack R. Altherr, Jr.
                  Dale J. Boden
                  Robert B. Calhoun
                  Kenneth H. Callaway
                  Harry C. Howard
                  C. Linden Longino, Jr.
                  James A. Rubright
                  John P. Stevens

         (c) The Company had outstanding shares of Class A Common Stock and Class B Common Stock having an aggregate of 31,130,517 votes entitled to be cast at the Annual Meeting. Of such aggregate outstanding votes, 172,536 votes were not present at the Annual Meeting in person or by proxy. The remaining outstanding 30,957,981 votes were present at the Annual Meeting in person or by proxy, and voted for the 9 directors that were elected at the Annual Meeting. There were no abstentions or broker non-votes and no votes were withheld.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  1. On October 12, 2001, the Company filed a current report on Form 8-K regarding its press release announcing sales and earnings for the fiscal year ended August 31, 2001

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AVONDALE INCORPORATED


                                             By: /s/   JACK R. ALTHERR, JR.
                                                -------------------------------
                                                Jack R. Altherr, Jr.
                                                Vice Chairman and
                                                Chief Financial Officer


Date: January 9, 2002