Form 10-Q
period 2002-03-01
AVONDALE INC
filed 2002-04-12
CIK 911634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 1, 2002

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Description                   As Of             Shares Outstanding
   -----------------------       ------------------      ------------------
   Class A Common Stock           April 10, 2002         11,551,737  Shares
   Class B Common Stock           April 10, 2002            978,939  Shares

================================================================================

INDEX TO FORM  10-Q

                              AVONDALE INCORPORATED

                                                                                                                PAGE
PART  I  -  FINANCIAL INFORMATION  (UNAUDITED)                                                                REFERENCE
            ---------------------                                                                             ---------

        Item 1:     Financial Statements

                    Condensed Consolidated Balance Sheets at August 31, 2001 and March 1, 2002............        1

                    Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
                    February 23, 2001 and March 1, 2002...................................................        2

                    Condensed Consolidated Statements of Income for the Twenty-Six Weeks Ended
                    February 23, 2001 and March 1, 2002...................................................        3

                    Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
                    February 23, 2001 and March 1, 2002...................................................        4

                    Notes to Condensed Consolidated Financial Statements..................................        5

        Item 2:     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................        8

        Item 3:     Quantitative and Qualitative Disclosures about Market Risk............................       12

PART  II  -  OTHER INFORMATION


        Item 1:     Legal Proceedings ....................................................................       13

        Item 2:     Changes in Securities and Use of Proceeds.............................................       13

        Item 3:     Defaults upon Senior Securities.......................................................       13

        Item 4:     Submission of Matters to a Vote of Security Holders...................................       13

        Item 5:     Other Information.....................................................................       13

        Item 6:     Exhibits and Reports on Form 8-K......................................................       13

        Signature   ......................................................................................       14

PART I  -  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                              AVONDALE INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        AUG. 31,            MARCH 1,
                                                                          2001                2002
                                                                       ---------           ---------
                                     ASSETS
Current Assets
    Cash                                                               $   2,969           $   1,686
    Accounts receivable, less allowance for doubtful accounts
       of $2,616 in fiscal 2001 and $3,056 in fiscal 2002                 46,573              46,355
    Inventories                                                           99,671              88,182
    Prepaid expenses                                                       1,409               2,325
    Income taxes refundable                                                6,721               7,218
                                                                       ---------           ---------
        Total current assets                                             157,343             145,766

Assets held for sale                                                          --               4,474

Property, plant and equipment
    Land                                                                   8,400               6,635
    Buildings                                                             91,383              81,717
    Machinery and equipment                                              566,279             526,219
                                                                       ---------           ---------
                                                                         666,062             614,571
    Less accumulated depreciation                                       (379,228)           (351,980)
                                                                       ---------           ---------
                                                                         286,834             262,591
Other assets                                                              10,641               9,678
                                                                       ---------           ---------
                                                                       $ 454,818           $ 422,509
                                                                       =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                    $  24,147           $  23,621
   Accrued compensation, benefits and related expenses                    10,194               8,735
   Accrued interest                                                        4,595               4,313
   Other accrued expenses                                                 14,248              13,435
   Long-term debt due in one year                                            500                 500
                                                                       ---------           ---------
          Total current liabilities                                       53,684              50,604

Long-term debt                                                           229,650             213,525
Deferred income taxes and other long-term liabilities                     45,483              44,005
Shareholders' equity
    Preferred stock
         $.01 par value; 10,000 shares authorized                             --                  --
    Common stock
         Class A, $.01 par value; 100,000 shares
             authorized, 11,552 issued and outstanding                       115                 115
         Class B, $.01 par value;  5,000 shares
             authorized, 979 issued and outstanding                           10                  10
    Capital in excess of par value                                        39,669              39,669
    Accumulated other comprehensive loss                                    (561)               (798)
    Retained earnings                                                     86,768              75,379
                                                                       ---------           ---------
         Total shareholders' equity                                      126,001             114,375
                                                                       ---------           ---------
                                                                       $ 454,818           $ 422,509
                                                                       =========           =========


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THIRTEEN WEEKS ENDED
                                                       -----------------------------
                                                        FEB. 23,           MARCH 1,
                                                          2001               2002
                                                       ---------           ---------

Net sales                                              $ 190,518           $ 143,564

Operating costs and expenses
      Cost of goods sold                                 160,671             123,771

      Depreciation                                        11,253              11,200

      Selling and administrative expenses                  9,290               6,728
                                                       ---------           ---------

           Operating income                                9,304               1,865

Interest expense                                           5,063               4,860
Discount and expenses on sales of receivables              1,316                 345
Other income, net                                            (35)               (138)
                                                       ---------           ---------

      Income (loss) before income taxes                    2,960              (3,202)

Provision for (benefit of) income taxes                    1,080              (1,465)
                                                       ---------           ---------

           Net income (loss)                           $   1,880           $  (1,737)
                                                       =========           =========


Per share data:
           Net income (loss)-basic                     $     .15           $    (.14)
                                                       =========           =========

           Net income (loss)-diluted                   $     .15           $    (.14)
                                                       =========           =========

           Dividends declared                          $     .10           $      --
                                                       =========           =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          TWENTY-SIX WEEKS ENDED
                                                       ---------------------------
                                                       FEB. 23,           MARCH 1,
                                                         2001               2002
                                                       --------          ---------

Net sales                                              $391,055          $ 292,638

Operating costs and expenses
      Cost of goods sold                                326,351            254,686

      Depreciation                                       22,096             22,990

      Selling and administrative expenses                19,047             14,177

      Facility restructuring charges                         --              6,500
                                                       --------          ---------

           Operating income (loss)                       23,561             (5,715)

Interest expense                                         10,052             10,174
Discount and expenses on sales of receivables             2,849                916
Other expense (income), net                                 127               (139)
                                                       --------          ---------

      Income (loss) before income taxes                  10,533            (16,666)

Provision for (benefit of) income taxes                   3,850             (6,530)
                                                       --------          ---------

           Net income (loss)                           $  6,683          $ (10,136)
                                                       ========          =========


Per share data:
           Net income (loss)-basic                     $    .53          $    (.81)
                                                       ========          =========

           Net income (loss)-diluted                   $    .53          $    (.81)
                                                       ========          =========

           Dividends declared                          $    .20          $     .10
                                                       ========          =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         TWENTY SIX WEEKS ENDED
                                                                                       ---------------------------
                                                                                       FEB. 23,           MARCH 1,
                                                                                         2001               2002
                                                                                       --------           --------
  Operating activities
       Net income (loss)                                                               $  6,683           $(10,136)
       Adjustments to reconcile net income to net
            cash provided by operating activities:
              Depreciation and amortization                                              22,454             23,291
              Benefit of deferred income taxes                                             (318)            (2,276)
              Loss (gain) on disposal of equipment and facility
                restructuring charges                                                      (198)             4,709
              Sale of accounts receivable, net                                           (9,000)           (10,500)
              Changes in operating assets and liabilities                               (21,421)            18,505
                                                                                       --------           --------

             Net cash provided by (used in) operating activities                         (1,800)            23,593

  Investing activities
       Purchases of property, plant and equipment                                       (36,319)            (7,708)
       Proceeds from sale of property, plant and equipment                                  297                210
                                                                                       --------           --------

             Net cash used in investing activities                                      (36,022)            (7,498)

  Financing activities
       Net advances (payments) on revolving line of credit                               34,450            (16,125)
       Issuance of common stock                                                              20                 --
       Purchase and retirement of common stock                                             (204)                --
       Dividends paid                                                                    (2,509)            (1,253)
                                                                                       --------           --------

             Net cash provided by (used in) financing activities                         31,757            (17,378)
                                                                                       --------           --------

Decrease in cash                                                                         (6,065)            (1,283)

Cash at beginning of period                                                               7,867              2,969
                                                                                       --------           --------

Cash at end of period                                                                  $  1,802           $  1,686
                                                                                       ========           ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AVONDALE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MARCH 1, 2002



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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the twenty-six weeks ended March 1, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2002.


         2. Inventories: Components of inventories are as follows (amounts in thousands):


                                                      AUG. 31,         MARCH 1,
                                                        2001             2002
                                                      -------          -------

         Finished goods                               $33,955          $29,390
         Work in process                               39,470           33,771
         Raw materials                                 11,713            8,991
         Dyes and chemicals                             5,058            5,648
                                                      -------          -------
         Inventories at FIFO                           90,196           77,800

         Premium to adjust carrying value to
              LIFO basis                                2,750            3,950
                                                      -------          -------

                                                       92,946           81,750
         Supplies at average cost                       6,725            6,432
                                                      -------          -------

                                                      $99,671          $88,182
                                                      =======          =======

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                  MARCH 1, 2002


         Valuation of the Company's inventories under the last-in, first-out
(LIFO) method at March 1, 2002 and the related impact on the statement of income for the twenty-six weeks then ended has been determined using estimated quantities and costs as of the fiscal 2002 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

         3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

                                                                 THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                               -------------------------       -------------------------
                                                               FEB. 23,        MARCH 1,        FEB. 23,        MARCH 1,
                                                                 2001            2002            2001            2002
                                                               --------        -------         --------        --------

         Weighted average shares outstanding -basic             12,536          12,531          12,541          12,531
         Effect of employee stock options                          145              --             160              --

                                                                ------          ------          ------          ------
         Weighted average shares outstanding - diluted          12,681          12,531          12,701          12,531
                                                                ======          ======          ======          ======

         4. Segment Information: Condensed segment information is as follows (amounts in thousands):

                                                                       TWENTY-SIX WEEKS ENDED
                                                                   -----------------------------
                                                                    FEB. 23,           MARCH 1,
                                                                      2001               2002
                                                                   ---------           ---------

         Revenues:
             Apparel fabrics                                       $ 306,909           $ 243,512
             Yarns                                                   117,196              87,033
             Other                                                    40,056              31,899
                                                                   ---------           ---------
                                                                     464,161             362,444
             Less intersegment sales                                  73,106              69,806
                                                                   ---------           ---------
                     Total                                         $ 391,055           $ 292,638
                                                                   =========           =========

         Income (loss):
             Apparel fabrics                                       $  34,817           $  12,755
             Yarns                                                     1,046              (5,116)
             Other                                                     3,417                 685
             Facility restructuring charges                               --              (6,500)
             Unallocated                                             (15,719)             (7,539)
                                                                   ---------           ---------
                     Total operating income (loss)                    23,561              (5,715)
             Interest expense                                         10,052              10,174
             Discount and expenses on sale of receivables              2,849                 916
             Other expense (income), net                                 127                (139)
                                                                   ---------           ---------
                     Income (loss) before income taxes             $  10,533           $ (16,666)
                                                                   =========           =========

                              AVONDALE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                                  MARCH 1, 2002



         5. Comprehensive income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows:

                                                                        TWENTY-SIX WEEKS ENDED
                                                                      --------------------------
                                                                      FEB. 23,          MARCH 1,
                                                                        2001              2002
                                                                      -------           --------

         Net income (loss)                                            $ 6,683           $(10,136)
         Change in fair value of interest rate swaps, net of
             income taxes                                                (627)              (237)
                                                                      -------           --------
         Comprehensive income (loss)                                  $ 6,056           $(10,373)
                                                                      =======           ========

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

         7. Facility Restructuring: In response to the highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.3 million during the thirteen weeks ended November 30, 2001. Additionally, the Company implemented a program in September 2001 to reduce certain manufacturing overhead costs and selling, general and administrative expenses. In conjunction with these actions and the two plant closings, the Company recorded severance expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions. At March 1, 2002, accruals of approximately $300,000 related to the facility restructuring costs, and $50,000 related to severance expense, remain outstanding and are included in other accrued expenses in the consolidated balance sheets.

         At March 1, 2002, the two closed plant facilities and certain real estate properties and other equipment have been identified as available for sale and are included in assets held for sale in the consolidated balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 1, 2002 Compared to Thirteen Weeks Ended February 23, 2001

         NET SALES. Net sales decreased 24.6% to $143.6 million for the thirteen weeks ended March 1, 2002 from $190.5 million for the thirteen weeks ended February 23, 2001. Retail sales of apparel continued to reflect weak consumer demand and a general decline in consumer confidence following the tragic events of September 11, 2001 and subsequent developments. Expecting reduced demand for products made using apparel fabrics and yarns, apparel producers and retailers targeted production and inventory levels far below those normal for the holiday season. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. While the Company expects these conditions to continue into the third quarter of fiscal 2002, negatively impacting pricing, improvement in unit volume of the Company's products is anticipated.

         OPERATING INCOME. Operating income was $1.9 million for the thirteen weeks ended March 1, 2002 compared to $9.3 million for the thirteen weeks ended February 23, 2001, reflecting lower average selling prices for most products and the negative impact of reduced volumes on unit cost absorption and operational efficiencies. Cost of goods sold decreased 23.0% to $123.8 million for the thirteen weeks ended March 1, 2002 from $160.7 million for the thirteen weeks ended February 23, 2001, reflecting the reduction in unit sales and lower raw material costs. Cost of goods sold as a percentage of net sales increased to 86.2% for the thirteen weeks ended March 1, 2002 from 84.4% for the thirteen weeks ended February 23, 2001.

         Selling and administrative expenses decreased 28.0% to $6.7 million for the thirteen weeks ended March 1, 2002 from $9.3 million for the thirteen weeks ended February 23, 2001. This decrease reflected the impact of a program initiated in September 2001 to reduce selling, general and administrative staffing and related expenses, and a reduction in certain associate benefits and performance based incentives corresponding to the decline in operating income for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.7% for the thirteen weeks ended March 1, 2002 from 4.9% for the thirteen weeks ended February 23, 2001.

         SEGMENT PERFORMANCE. Apparel fabric sales decreased 17.5% to $122.6 million for the thirteen weeks ended March 1, 2002 from $148.6 million for the thirteen weeks ended February 23, 2001. The decline in sales reflected a 16.4% decrease in yards sold as weak demand for denim and bottom-weight fabrics continued. Average selling prices declined 1.3% for the respective periods. Operating income for apparel fabrics decreased 45.0% to $7.1 million for the thirteen weeks ended March 1, 2002 from $12.9 million for the thirteen weeks ended February 23, 2001, primarily due to the reduced unit volumes and lower average selling prices.

         Yarn sales, including intracompany sales to the fabric operations, decreased 31.6% to $41.8 million for the thirteen weeks ended March 1, 2002 from $61.1 million for the thirteen weeks ended February 23, 2001, reflecting the closing of two open-end yarn plants in North Carolina, a 23.0% decrease in pounds sold and an 11.1% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. The yarn operations produced an operating loss of $2.4 million for the thirteen weeks ended March 1, 2002 compared to an operating income of $1.4 million for the thirteen weeks ended February 23, 2001, primarily as a result of the reduced unit volumes and lower average selling prices.

         Other sales, which include sales of greige and specialty fabrics and revenues from the Company's trucking operation, decreased 13.9% to $16.1 million for the thirteen weeks ended March 1, 2002 from $18.7 million for the thirteen weeks ended February 23, 2001. The decrease in other sales was primarily attributable to continued softness in the greige and specialty fabrics markets. Operating income decreased 68.8% to $0.5 million for the thirteen weeks ended March 1, 2002 from $1.6 million for the thirteen weeks ended February 23, 2001, primarily due to lower unit volumes.

         Inter-segment sales decreased 2.6% to $36.9 million for the thirteen weeks ended March 1, 2002 from $37.9 million for the thirteen weeks ended February 23, 2001, reflecting the decrease in consumption of internally produced yarns within the Company's apparel fabrics operation.

         INTEREST EXPENSE, NET. Net interest expense decreased 3.9% to $4.9 million for the thirteen weeks ended March 1, 2002 from $5.1 million for the thirteen weeks ended February 23, 2001. The decrease was primarily the result of a lower average balance of borrowings outstanding during the thirteen weeks ended March 1, 2002.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sales of receivables were $0.3 million for the thirteen weeks ended March 1, 2002 compared to $1.3 million for the thirteen weeks ended February 23, 2001. This decrease was attributable to a net decrease in the amount of accounts receivable sold under the facility, reflecting the overall decline in net sales of the Company, and to lower market interest rates and the resulting decline in discounts incurred on the receivables sold.

         PROVISION FOR (BENEFIT OF) INCOME TAXES. An income tax benefit of $1.5 million was recorded for the thirteen weeks ended March 1, 2002, reflecting the loss before income taxes, compared to a provision for income taxes of $1.1 million for the thirteen weeks ended February 23, 2001.


Twenty-Six Weeks Ended March 1, 2002 Compared to Twenty-Six Weeks Ended February 23, 2001

         NET SALES. Net sales decreased 25.2% to $292.6 million for the twenty-six weeks ended March 1, 2002 from $391.1 million for the twenty-six weeks ended February 23, 2001. Retail sales of apparel, already suffering from weak consumer demand, softened further following the tragic events of September 11, 2001 and subsequent developments. With the resulting decline in consumer confidence and expecting reduced demand for products made using apparel fabrics and yarns, apparel producers and retailers targeted production and inventory levels far below those normal for the holiday season. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. While the Company expects these conditions to continue into the third quarter of fiscal 2002, negatively impacting pricing, improvement in unit volume of the Company's products is anticipated.

         OPERATING INCOME (LOSS). An operating loss of $5.7 million was experienced for the twenty-six weeks ended March 1, 2002 compared to an operating income of $23.6 million for the twenty-six weeks ended February 23, 2001, reflecting lower average selling prices for most products, the negative impact of reduced volumes on unit cost absorption and operational efficiencies, and the facility restructuring charges recorded upon the closing of two open-end yarn manufacturing facilities. Cost of goods sold decreased 22.0% to $254.7 million for the twenty-six weeks ended March 1, 2002 from $326.4 million for the twenty-six weeks ended February 23, 2001, reflecting the reduction in unit sales and lower raw material costs. Cost of goods sold as a percentage of net sales increased to 87.0% for the twenty-six weeks ended March 1, 2002 from 83.5% for the twenty-six weeks ended February 23, 2001.

         Selling and administrative expenses decreased 25.3% to $14.2 million for the twenty-six weeks ended March 1, 2002 from $19.0 million for the twenty-six weeks ended February 23, 2001. This decrease reflected the impact of a program initiated in September 2001 to reduce selling, general and administrative staffing and related expenses, and a reduction in certain associate benefits and performance based incentives corresponding to the decline in operating income for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.8% for the twenty-six weeks ended March 1, 2002 from 4.9% for the twenty-six weeks ended February 23, 2001.

         SEGMENT PERFORMANCE. Apparel fabric sales decreased 20.7% to $243.5 million for the twenty-six weeks ended March 1, 2002 from $306.9 million for the twenty-six weeks ended February 23, 2001. The decline in sales reflected a 20.2% decrease in yards sold as demand for denim and bottom-weight fabrics weakened. Average selling prices declined 0.6% for the respective periods. Operating income for apparel fabrics decreased 63.1% to $12.8 million for the twenty-six weeks ended March 1, 2002 from $34.7 million for the twenty-six weeks ended February 23, 2001, primarily due to the reduced unit volumes.

         Yarn sales, including intracompany sales to the fabric operations, decreased 25.8% to $87.0 million for the twenty-six weeks ended March 1, 2002 from $117.2 million for the twenty-six weeks ended February 23, 2001, reflecting the closing of two open-end yarn plants in North Carolina, a 19.9% decrease in pounds sold and a 7.3% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. The yarn operations produced an operating loss of $5.1 million for the twenty-six weeks ended March 1, 2002 compared to an operating income of $1.1 million for the twenty-six weeks ended February 23, 2001, primarily as a result of the reduced unit volumes and lower average selling prices.

         Other sales, which include sales of greige and specialty fabrics and revenues from the Company's trucking operation, decreased 20.5% to $31.9 million for the twenty-six weeks ended March 1, 2002 from $40.1 million for the twenty-six weeks ended February 23, 2001. The decrease in other sales was primarily attributable to continued softness in the greige and specialty fabrics markets. Operating income decreased 79.4% to $0.7 million for the twenty-six weeks ended March 1, 2002 from $3.4 million for the twenty-six weeks ended February 23, 2001, primarily due to the lower unit volumes.

         Inter-segment sales decreased 4.5% to $69.8 million for the twenty-six weeks ended March 1, 2002 from $73.1 million for the twenty-six weeks ended February 23, 2001, reflecting the decrease in consumption of internally produced yarns within the Company's apparel fabrics operation.

         INTEREST EXPENSE, NET. Net interest expense increased 1.0% to $10.2 million for the twenty-six weeks ended March 1, 2002 from $10.1 million for the twenty-six weeks ended February 23, 2001. The increase was primarily the result of a higher average balance of borrowings outstanding during the twenty-six weeks ended March 1, 2002.

         DISCOUNT AND EXPENSES ON SALE OF RECEIVABLES. Discount and expenses on sales of receivables were $0.9 million for the twenty-six weeks ended March 1, 2002 compared to $2.8 million for the twenty-six weeks ended February 23, 2001. This decrease was attributable to a net decrease in the amount of accounts receivable sold under the facility, reflecting the overall decline in net sales of the Company, and to lower market interest rates and the resulting decline in discounts incurred on the receivables sold.

         PROVISION FOR (BENEFIT OF) INCOME TAXES. An income tax benefit of $6.5 million was recorded for the twenty-six weeks ended March 1, 2002, reflecting the loss before income taxes, compared to a provision for income taxes of $3.9 million for the twenty-six weeks ended February 23, 2001.

         FACILITY RESTRUCTURING CHARGES. In response to the highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.3 million during the twenty-six weeks ended November 30, 2001. Additionally, the Company implemented a program in September 2001 to reduce certain manufacturing overhead costs and selling, general and administrative expenses. In conjunction with these actions and the two plant closings, the Company recorded severance expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions. At March 1, 2002, accruals of approximately $300,000 related to the facility restructuring costs, and $50,000 related to severance expense, remain outstanding and are included in other accrued expenses in the consolidated balance sheets.

         At March 1, 2002, the two closed plant facilities and certain real estate properties and other equipment have been identified as available for sale and are included in assets held for sale in the consolidated balance sheets.

         The consumption of cotton purchased for the two yarn manufacturing facilities being closed will be shifted to the Company's remaining manufacturing facilities, delaying the Company's ability to fully realize the historically low cotton costs provided by the current marketplace.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $23.6 million for the twenty-six weeks ended March 1, 2002. Principal working capital changes included a $10.7 million decrease in accounts receivable, a $10.5 million decrease in accounts receivable sold under the securitization facility, an $11.5 million decrease in inventories, and a $3.1 million decrease in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $7.7 million made in connection with the ongoing modernization of the Company's manufacturing facilities. Financing activities included a $16.1 million net decrease in borrowings under the revolving credit facility and payment of $1.3 million in dividends on outstanding common stock.

         At March 1, 2002, the Company had borrowings of $86.5 million outstanding under its revolving line of credit and $37.3 million of borrowing availability thereunder.

         The Company's capital expenditures, aggregating $7.7 million for the twenty-six weeks ended March 1, 2002, were used primarily to complete the "linked" ring spinning and other modernization projects initiated in fiscal 2001. Having completed these major modernization projects, management estimates that capital expenditures for the balance of fiscal 2002 will be approximately $6 million.

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

OTHER DATA

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                                 TWENTY-SIX WEEKS ENDED
                                                               --------------------------
                                                               FEB. 23,         MARCH 1,
                                                                 2001             2002
                                                               -------          --------

         Net income (loss)                                     $ 6,683          $(10,136)
         Interest expense                                       10,052            10,174
         Discount and expenses on sale of receivables            2,849               916
         Provision for (benefit of) income taxes                 3,850            (6,530)
         Depreciation and amortization                          22,454            23,291
         Facility restructuring non cash charges                    --             4,838
         Net change in allowance to adjust carrying
              value of inventory to LIFO basis                   1,000            (1,200)
                                                               -------          --------

         EBITDA                                                $46,888          $ 21,353
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

                  None

Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.27 - Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 6, 2002, among Avondale Mills, Inc., various listed banks and Wachovia Bank, N.A., as agent.

                           10.28 - Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 1, 2002, among Avondale Mills, Inc., various listed banks and Wachovia Bank, N.A. as agent.

                  (b)      Reports on Form 8-K

                           None

                                    SIGNATURE





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  AVONDALE INCORPORATED



                             By:  /S/ JACK R. ALTHERR, JR.
                                  ----------------------------------------------
                                      Jack R. Altherr, Jr.
                                      Vice Chairman and Chief Financial Officer


Date:      /s/ April 12, 2002
           ------------------