Form 10-Q
period 2002-05-31
AVONDALE INC
filed 2002-07-15
CIK 911634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended May 31, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From______________ to_______________

Commission file number 33-68412

AVONDALE INCORPORATED

(Exact name of registrant as specified in its charter)

Georgia	58-0477150
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

506 South Broad Street Monroe, Georgia	30655 (Zip code)
(Address of principal executive offices)

     Registrant’s telephone number, including area code:   (770) 267-2226

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding

Class A Common Stock	July 10, 2002	11,551,737	Shares
Class B Common Stock	July 10, 2002	978,939	Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

		May 31,
	Aug. 31,	2002
	2001	(unaudited)

ASSETS
Current Assets
Cash	$2,969	$3,233
Accounts receivable, less allowance for doubtful accounts of $2,616 in fiscal 2001 and $2,900 in fiscal 2002	46,573	48,435
Inventories	99,671	89,937
Prepaid expenses	1,409	1,582
Income taxes refundable	6,721	5,472

Total current assets	157,343	148,659
Assets held for sale	—	3,932
Property, plant and equipment	8,400	6,634
Land Buildings	91,383	81,615
Machinery and equipment	566,279	520,409

	666,062	608,658
Less accumulated depreciation	(379,228)	(355,404)

	286,834	253,254
Other assets	10,641	9,833
	$454,818	$415,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,147	$29,741
Accrued compensation, benefits and related expenses	10,194	11,069
Accrued interest	4,595	1,626
Other accrued expenses	14,248	14,665
Long-term debt due in one year	500	500

Total current liabilities	53,684	57,601
Long-term debt	229,650	196,400
Deferred income taxes and other long-term liabilities	45,483	44,207
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized, 11,552 issued and outstanding	115	115
Class B, $.01 par value; 5,000 shares authorized, 979 issued and outstanding	10	10
Capital in excess of par value	39,669	39,669
Accumulated other comprehensive loss	(561)	(756)
Retained earnings	86,768	78,432

Total shareholders’ equity	126,001	117,470

	$454,818	$415,678

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Thirteen Weeks Ended

	May 25,	May 31,
	2001	2002

Net sales	$203,406	$182,525
Operating costs and expenses
Cost of goods sold	177,534	152,124
Depreciation	11,714	11,005
Selling and administrative expenses	8,297	7,417
Facility and restructuring charges	—	500

Operating income	5,861	11,479
Interest expense	5,104	5,168
Discount and expenses on sales of receivables	1,204	398
Other, net	344	(243)

Income (loss) before income taxes	(791)	6,156
Provision for (benefit of) income taxes	(264)	1,850

Net income (loss)	$(527)	$4,306

Per share data:
Net income (loss)-basic	$(.04)	$.34

Net income (loss)-diluted	$(.15)	$.34

Dividends declared	$.10	$.10

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Thirty-nine Weeks Ended

	May 25,	May 31,
	2001	2002

Net sales	$594,461	$475,163
Operating costs and expenses
Cost of goods sold	503,885	406,810
Depreciation	33,810	33,995
Selling and administrative expenses	27,344	21,594
Facility restructuring charges	—	7,000

Operating income	29,422	5,764
Interest expense	15,156	15,342
Discount and expenses on sales of receivables	4,053	1,314
Other, net	471	(382)

Income (loss) before income taxes	9,742	(10,510)
Provision for (benefit of) income taxes	3,586	(4,680)

Net income (loss)	$6,156	$(5,830)

Per share data:
Net income (loss)-basic	$.49	$(.47)

Net income (loss)-diluted	$.49	$(.47)

Dividends declared	$.30	$.20

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Thirty-nine Weeks Ended

	May 25,	May 31,
	2001	2002

Operating activities
Net income (loss)	$6,156	$(5,830)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,347	34,437
Provision for (benefit of) deferred income taxes	251	(1,807)
Loss on disposal of equipment and facility restructuring charges	468	4,652
Sale of accounts receivable, net	(3,000)	4,000
Changes in operating assets and liabilities	(17,169)	9,142

Net cash provided by operating activities	21,053	44,594
Investing activities
Purchases of property, plant and equipment	(74,777)	(9,674)
Proceeds from sale of property, plant and equipment	874	1,100

Net cash used in investing activities	(73,903)	(8,574)
Financing activities
Net advances (payments) on revolving line of credit	51,225	(33,250)
Issuance of common stock	20	—
Purchase and retirement of common stock	(204)	—
Dividends paid	(3,762)	(2,506)

Net cash provided by (used in) financing activities	47,279	(35,756)

Increase (decrease) in cash	(5,571)	264
Cash at beginning of period	7,867	2,969

Cash at end of period	$2,296	$3,233

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
May 31, 2002

     1.     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiaries, Avondale Mills, Inc. and Avondale Receivables Company (collectively, the “Company”). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year financial statement amounts have been reclassified to conform with the current year’s presentation. The August 31, 2001 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 31, 2001 Audited Consolidated Financial Statements.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirty-nine weeks ended May 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2002.

     2.     Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 31,	May 31,
	2001	2002

Finished goods	$33,955	$29,442
Work in process	39,470	35,141
Raw materials	11,713	8,261
Dyes and chemicals	5,058	6,199

Inventories at FIFO	90,196	79,043
Premium to adjust carrying value to LIFO basis	2,750	4,550

	92,946	83,593
Supplies at average cost	6,725	6,344

	$99,671	$89,937

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 31, 2002

     Valuation of the Company’s inventories under the last-in, first-out (LIFO) method at May 31, 2002 and the related impact on the statement of income for the thirty-nine weeks then ended has been determined using estimated quantities and costs as of the fiscal 2002 year-end. As a result, interim amounts are subject to the final year-end LIFO valuation.

     3.     Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	May 25,	May 31,	May 25,	May 31,
	2001	2002	2001	2002

Weighted average shares outstanding — basic	12,531	12,531	12,537	12,531
Effect of employee stock options	—	115	133	—

Weighted average shares outstanding — diluted	12,531	12,646	12,670	12,531

     4.     Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirty-nine Weeks Ended

	May 25,	May 31,
	2001	2002

Revenues:
Apparel fabrics	$479,750	$398,534
Yarns	182,734	137,052
Other	59,289	51,575

	721,773	587,161
Less intersegment sales	127,312	111,998

Total	$594,461	$475,163

Income (loss):
Apparel fabrics	$43,650	$28,024
Yarns	3,044	(5,868)
Other	4,100	2,616
Facility restructuring charges	—	(7,000)
Unallocated	(21,372)	(12,008)

Total operating income	29,422	5,764
Interest expense	15,156	15,342
Discount and expenses on sale of receivables	4,053	1,314
Other expense (income), net	471	(382)

Income (loss) before income taxes	$9,742	$(10,510)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 31, 2002

     5.     Comprehensive income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows:

	Thirty-nine Weeks Ended

	May 25,	May 31,
	2001	2002

Net income (loss)	$6,156	$(5,830)
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 133, net of income taxes	427	—
Change in fair value of interest rate swaps, net of income taxes	(669)	(194)

Comprehensive income (loss)	$5,914	$(6,024)

     6.     Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management’s estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and Part II — Other Information, Item 1 “Legal Proceedings” in this quarterly report on Form 10-Q. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s financial condition or results of operations.

     7.     Facility Restructuring: In response to the highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.3 million during the thirteen weeks ended November 30, 2001 and approximately $0.5 million during the thirteen weeks ended May 31, 2002. Additionally, the Company implemented a program in September 2001 to reduce certain manufacturing overhead costs and selling, general and administrative expenses. In conjunction with these actions and the two plant closings, the Company recorded severance expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions. At May 31, 2002, accruals of approximately $230,000 related to the facility restructuring costs, remain outstanding and are included in other accrued expenses in the consolidated balance sheets.

     At May 31, 2002, the two closed plant facilities and certain real estate properties and other equipment have been identified as available for sale and are included in assets held for sale in the consolidated balance sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

     The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those affecting inventories, allowances for doubtful accounts, assets held for sale, long lived assets, income taxes, post retirement benefits and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates and assumptions may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from these estimates and assumptions.

     The Company believes the following accounting policies are critical to the presentation and understanding of its financial condition and the results of its operations and involve the more significant judgments and estimates utilized in the preparation of its consolidated financial statements:

     Accounts Receivable and Credit Risks: The Company extends credit lines to its customers in the normal course of business and performs ongoing evaluations of the financial condition of its customers. In general, collateral is not required to support such credit lines and the related receivables. The Company also establishes allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical payment trends and other information.

     Inventories: Inventories are stated at the lower of cost or market value. Except for certain supply inventories valued on an average cost basis, cost is determined on a last-in, first-out (“LIFO”) basis. The Company uses estimated year-end quantities and costs in determining LIFO cost of its interim inventories. Estimates, including the estimated cost to complete work in process inventories and the estimated realizable values of all inventories, are also used in determining the lower of LIFO cost and market.

     Long-Lived Assets: The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis. Recoverability is measured based on the anticipated undiscounted cash flows from operations, or in the case of assets held for sale, at the lower of historical carrying amount of the assets or estimated fair value less cost to sell. Management periodically reviews the carrying amount and provides for adjustments in the period where information becomes available that suggests that the amounts need to be adjusted.

     Recent Accounting Pronouncements: The Financial Accounting Standards Board has issued Statement No. 141, “Business Combinations,” Statement No. 142, “Goodwill and other Intangible Assets” and Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which the Company plans to adopt in the first quarter of fiscal 2003. While a Statement No. 142 assessment of the recovery value of goodwill ($4.9 million balance at May 31, 2002) is still in progress, management does not believe the adoption of these statements will have a material effect on the consolidated financial statements of the Company.

     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the fiscal year on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company.

     Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management’s estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and Part II — Other Information, Item 1 “Legal Proceedings” in this quarterly report on Form 10-Q. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 31, 2002 Compared to Thirteen Weeks Ended May 25, 2001

     Net Sales. Net sales decreased 10.3% to $182.5 million for the thirteen weeks ended May 31, 2002 from $203.4 million for the thirteen weeks ended May 25, 2001. Retail sales of apparel continued to reflect weak consumer demand and a general decline in consumer confidence following the tragic events of September 11, 2001 and subsequent developments. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. While the Company expects these conditions to continue into the fourth quarter of fiscal 2002, demand for the Company’s products, particularly denim and yarns, has shown recent improvement and increased unit volume and pricing are anticipated.

     Operating Income. Operating income was $11.5 million for the thirteen weeks ended May 31, 2002 compared to $5.9 million for the thirteen weeks ended May 25, 2001, reflecting significantly lower raw material costs. Cost of goods sold decreased 14.3% to $152.1 million for the thirteen weeks ended May 31, 2002 from $177.5 million for the thirteen weeks ended May 25, 2001, reflecting the reduction in unit sales and lower raw material costs. Cost of goods sold as a percentage of net sales decreased to 83.3% for the thirteen weeks ended May 31, 2002 from 87.3% for the thirteen weeks ended May 25, 2001.

     Selling and administrative expenses decreased 10.6% to $7.4 million for the thirteen weeks ended May 31, 2002 from $8.3 million for the thirteen weeks ended May 25, 2001. This decrease reflected the impact of a program initiated in September 2001 to reduce selling, general and administrative staffing and related expenses, and a reduction in certain associate benefits and performance based incentives corresponding to the decline in operating income for the year to date period. Selling and administrative expenses as a percentage of net sales remained constant at 4.1% for the thirteen weeks ended May 31, 2002 compared to the thirteen weeks ended May 25, 2001.

     Segment Performance. Apparel fabric sales decreased 10.3% to $155.0 million for the thirteen weeks ended May 31, 2002 from $172.8 million for the thirteen weeks ended May 25, 2001. The decline in sales reflected a 3.6% decrease in yards sold, while average selling prices declined 7.0% for the respective periods. Operating income for apparel fabrics increased 71.9% to $15.3 million for the thirteen weeks ended May 31, 2002 from $8.9 million for the thirteen weeks ended May 25, 2001, primarily due to lower raw material costs.

     Yarn sales, including intracompany sales to the fabric operations, decreased 23.7% to $50.0 million for the thirteen weeks ended May 31, 2002 from $65.5 million for the thirteen weeks ended May 25, 2001, reflecting the closing of two open-end yarn plants in North Carolina, a 13.6% decrease in pounds sold and an 11.7% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. The yarn operations produced an operating loss of $0.8 million for the thirteen weeks ended May 31, 2002 compared to an operating income of $1.9 million for the thirteen weeks ended May 25, 2001, primarily as a result of the reduced unit volumes and lower average selling prices.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, increased 2.3% to $19.7 million for the thirteen weeks ended May 31, 2002 from $19.2 million for the thirteen weeks ended May 25, 2001. The increase in other sales was primarily attributable to increased intracompany sales of greige fabrics to the apparel fabric operations. Operating income increased 171.4% to $1.9 million for the thirteen weeks ended May 31, 2002 from $0.7 million for the thirteen weeks ended May 25, 2001, primarily due to lower raw material costs.

     Inter-segment sales decreased 22.2% to $42.2 million for the thirteen weeks ended May 31, 2002 from $54.2 million for the thirteen weeks ended May 25, 2001, primarily reflecting the decrease in consumption of internally produced yarns within the Company’s apparel fabrics operation.

     Interest Expense, Net. Net interest expense increased 1.3% to $5.2 million for the thirteen weeks ended May 31, 2002 from $5.1 million for the thirteen weeks ended May 25, 2001. The increase was primarily the result of higher interest rates paid on borrowings outstanding during the thirteen weeks ended May 31, 2002.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.4 million for the thirteen weeks ended May 31, 2002 compared to $1.2 million for the thirteen weeks ended May 25, 2001. This decrease was attributable to a net decrease in the amount of accounts receivable sold under the facility, reflecting the overall decline in net sales of the Company, and to lower market interest rates and the resulting decline in discounts incurred on the receivables sold.

     Provision for (Benefit of) Income Taxes. An income tax provision of $1.9 million was recorded for the thirteen weeks ended May 31, 2002, reflecting the Company’s return to profitability, compared to a benefit of income taxes of $0.3 million for the thirteen weeks ended May 25, 2001.

     Thirty-nine Weeks Ended May 31, 2002 Compared to Thirty-nine Weeks Ended May 25, 2001

     Net Sales. Net sales decreased 20.1% to $475.2 million for the thirty-nine weeks ended May 31, 2002 from $594.5 million for the thirty-nine weeks ended May 25, 2001. Retail sales of apparel, already suffering from weak consumer demand, softened further following the tragic events of September 11, 2001 and subsequent developments. With the resulting decline in consumer confidence and expecting reduced demand for products made using apparel fabrics and yarns, apparel producers and retailers targeted production and inventory levels far below those normal for the holiday season. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. While the Company expects these conditions to continue into the fourth quarter of fiscal 2002, demand for the Company’s products, particularly denim and yarns, has shown recent improvement and increased unit volume and pricing are anticipated.

     Operating Income. An operating income of $5.8 million was experienced for the thirty-nine weeks ended May 31, 2002 compared to an operating income of $29.4 million for the thirty-nine weeks ended May 25, 2001, reflecting lower average selling prices for most products, the negative impact of reduced volumes on unit cost absorption and operational efficiencies, and the facility restructuring charges recorded upon the closing of two open-end yarn manufacturing facilities. Cost of goods sold decreased 19.3% to $406.8 million for the thirty-nine weeks ended May 31, 2002 from $503.9 million for the thirty-nine weeks ended May 25, 2001, reflecting the reduction in unit sales and significantly lower raw material costs. Cost of goods sold as a percentage of net sales increased to 85.6% for the thirty-nine weeks ended May 31, 2002 from 84.8% for the thirty-nine weeks ended May 25, 2001.

     Selling and administrative expenses decreased 21.0% to $21.6 million for the thirty-nine weeks ended May 31, 2002 from $27.3 million for the thirty-nine weeks ended May 25, 2001. This decrease reflected the impact of a program initiated in September 2001 to reduce selling, general and administrative staffing and related expenses, and a reduction in certain associate benefits and performance based incentives corresponding to the decline in operating income for the period. Selling and administrative expenses as a percentage of net sales decreased to 4.5% for the thirty-nine weeks ended May 31, 2002 from 4.6% for the thirty-nine weeks ended May 25, 2001.

     Segment Performance. Apparel fabric sales decreased 16.9% to $398.5 million for the thirty-nine weeks ended May 31, 2002 from $479.8 million for the thirty-nine weeks ended May 25, 2001. The decline in sales reflected a 14.5% decrease in yards sold as demand for denim and bottom-weight fabrics weakened. Average selling prices declined 2.8% for the respective periods. Operating income for apparel fabrics decreased 35.8% to $28.0 million for the thirty-nine weeks ended May 31, 2002 from $43.7 million for the thirty-nine weeks ended May 25, 2001, primarily due to the reduced unit volumes.

     Yarn sales, including intracompany sales to the fabric operations, decreased 25.0% to $137.1 million for the thirty-nine weeks ended May 31, 2002 from $182.7 million for the thirty-nine weeks ended May 25, 2001, reflecting the closing of two open-end yarn plants in North Carolina, a 17.8% decrease in pounds sold and an 8.8% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. The yarn operations produced an operating loss of $5.9 million for the thirty-nine weeks ended May 31, 2002 compared to an operating income of $3.0 million for the thirty-nine weeks ended May 25, 2001, primarily as a result of the reduced unit volumes and lower average selling prices.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, decreased 13.0% to $51.6 million for the thirty-nine weeks ended May 31, 2002 from $59.3 million for the thirty-nine weeks ended May 25, 2001. The decrease in other sales was primarily attributable to continued softness in the greige and specialty fabrics markets. Operating income decreased 36.6% to $2.6 million for the thirty-nine weeks ended May 31, 2002 from $4.1 million for the thirty-nine weeks ended May 25, 2001, primarily due to the lower unit volumes.

     Inter-segment sales decreased 12.0% to $112.0 million for the thirty-nine weeks ended May 31, 2002 from $127.3 million for the thirty-nine weeks ended May 25, 2001, reflecting the decrease in consumption of internally produced yarns within the Company’s apparel fabrics operation.

     Interest Expense, Net. Net interest expense increased 1.2% to $15.3 million for the thirty-nine weeks ended May 31, 2002 from $15.2 million for the thirty-nine weeks ended May 25, 2001. The increase was primarily the result of higher interest rates paid on borrowings outstanding during the thirty-nine weeks ended May 31, 2002.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $1.3 million for the thirty-nine weeks ended May 31, 2002 compared to $4.1 million for the thirty-nine weeks ended May 25, 2001. This decrease was attributable to a net decrease in the amount of accounts receivable sold under the facility, reflecting the overall decline in net sales of the Company, and to lower market interest rates and the resulting decline in discounts incurred on the receivables sold.

     Provision for (Benefit of) Income Taxes. An income tax benefit of $4.7 million was recorded for the thirty-nine weeks ended May 31, 2002, reflecting the loss before income taxes, compared to a provision for income taxes of $3.6 million for the thirty-nine weeks ended May 25, 2001.

     Facility Restructuring Charges. In response to the highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.3 million during the thirteen weeks ended November 30, 2001 and approximately $0.5 million during the thirteen weeks ended May 31, 2002. Additionally, the Company implemented a program in September 2001 to reduce certain manufacturing overhead costs and selling, general and administrative expenses. In conjunction with these actions and the two plant closings, the Company recorded severance expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions. At May 31, 2002, accruals of approximately $230,000 related to the facility restructuring costs remain outstanding and are included in other accrued expenses in the consolidated balance sheets.

     At May 31, 2002, the two closed plant facilities and certain real estate properties and other equipment have been identified as available for sale and are included in assets held for sale in the consolidated balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $44.6 million for the thirty-nine weeks ended May 31, 2002. Principal working capital changes included a $5.9 million increase in accounts receivable, a $4.0 million increase in accounts receivable sold under the securitization facility, a $9.7 million decrease in inventories, and a $3.9 million increase in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $9.7 million made in connection with the ongoing modernization of the Company’s manufacturing facilities. Financing activities included a $33.3 million net decrease in borrowings under the revolving credit facility and payment of $2.5 million in dividends on outstanding common stock.

     At May 31, 2002, the Company had borrowings of $69.4 million outstanding under its revolving line of credit and $54.5 million of borrowing availability thereunder.

     The Company’s capital expenditures, aggregating $9.7 million for the thirty-nine weeks ended May 31, 2002, were used primarily to complete the “linked” ring spinning and other modernization projects initiated in fiscal 2001. Having completed these major modernization projects, management estimates that capital expenditures for the balance of fiscal 2002 will be approximately $3 million.

     Management believes that cash generated from operations, together with the borrowings available under its revolving line of credit and proceeds from sales of trade receivables, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future.

Forward Looking Statements

     Statements herein regarding anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Statements herein regarding the Company’s performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on selling prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting raw material costs. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

OTHER DATA

     EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

	Thirty-nine Weeks Ended

	May 25,	May 31,
	2001	2002

Net income (loss)	$6,156	$(5,830)
Interest expense	15,156	15,342
Discount and expenses on sale of receivables	4,053	1,314
Provision for (benefit of) income taxes	3,586	(4,680)
Depreciation and amortization	34,347	34,429
Facility restructuring non cash charges	—	5,338
Net change in allowance to adjust carrying value of inventory to LIFO basis	1,500	(1,800)

EBITDA	$64,798	$44,113

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.

AVONDALE INCORPORATED

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ property, which allegedly interfered with the plaintiffs’ use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company, and others (“Sullivan case”), which also involved the Raintree Subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiff’s counsel, which includes attorneys who acted as co-plaintiff’s counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on certain narrow legal theories that the damages claimed in this action are sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court judge has allowed the case to proceed to the discovery phase, with the trial scheduled to begin in August, 2002. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.29 — Fourth Amendment to Second Amended and Restated Credit Agreement and First Amendment to Security Agreement dated, as of May 24, 2002, among Avondale Mills, Inc., various listed banks and Wachovia Bank, N.A., as agent.

(b)	Reports on Form 8-K

	1.	On May 14, 2002, the Company filed a current report on Form 8-K regarding a change in the Company’s certifying accountant.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED

By:	/s/ JACK R. ALTHERR, JR.

Jack R. Altherr, Jr. Vice Chairman and Chief Financial Officer

Date:  /s/ July 12, 2002