Form 10-K
period 2002-08-30
AVONDALE INC
filed 2002-11-12
CIK 911634

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
_______________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended August 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 33-68412
____________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

         The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 1, 2002 (based upon the book value per share of Class A Common Stock as of August 30, 2002) was $15,800,000.

         As of November 1, 2002, the registrant had 11,551,737 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
EX-10.12 FISCAL 2002 MANAGEMENT INCENTIVE PLAN
EX-10.13 FISCAL 2002 MANAGEMENT INCENTIVE PLAN
EX-10.14 FISCAL 2002 MANAGEMENT INCENTIVE PLAN
EX-10.15 FISCAL 2002 MANAGEMENT INCENTIVE PLAN
EX-10.16 FISCAL 2002 MANAGEMENT INCENTIVE PLAN
EX-10.30 MASTER SECURITY AGREEMENT
EX-10.31 INTERCREDITOR AGREEMENT
EX-10.32 SALE AND CONTRIBUTION AGREEMENT
EX-10.33 RECEIVABLES PURCHASE AND SERVICING
EX-10.34 ANNEX X TO SALE AND CONTRIBUTION
EX-10.35 RECEIVABLES PURCHASE TERMINATION
EX-10.36 BLOCKED ACCOUNT AGREEMENT
EX-10.37 INTERCREDITOR AGREEMENT
EX-10.38 FIFTH AMENDMENT TO SECOND AMENDED
EX-10.39 BORROW PLEDGE AGREEMENT
EX-12.1 COMPUTATION OF RATIO OF EARNINGS

INDEX TO FORM 10-K

AVONDALE INCORPORATED

PART I

         Unless the context otherwise requires, references herein to the Company refer to Avondale Incorporated and its subsidiaries and any reference to a “fiscal” year of the Company refers to the Company’s fiscal year ending on the last Friday in August in such year.

ITEM 1. BUSINESS

General

         The Company is one of the largest domestic manufacturers of indigo-dyed denim fabrics, cotton and cotton-blend piece-dyed fabrics, and cotton and cotton-blend yarns. The Company operates 22 manufacturing facilities in four southeastern states and is organized in three principal business segments: apparel fabrics, yarns and other sales.

         The Company’s predecessor was founded in 1895 by the family of G. Stephen Felker, the Company’s Chairman, President and Chief Executive Officer. Prior to 1986, the Company’s predecessor primarily manufactured and marketed greige fabrics. In July 1986, the Company’s predecessor, together with Mr. Felker and certain other investors, acquired Avondale Mills, Inc., now a wholly owned subsidiary of the Company (“Avondale Mills”). The acquisition of Avondale Mills expanded the Company’s product line to include yarns and finished fabrics. In April 1996 the Company acquired the assets of the textile business of Graniteville Company (“Graniteville”). The acquisition of Graniteville, founded in 1845, enhanced the Company’s manufacturing and marketing of cotton and cotton-blend finished fabrics.

Description of the Business

         The Company operates principally in three segments: apparel fabrics, yarns and other sales. Financial information relating to these segments is presented in Note 3 to the consolidated financial statements. In accordance with the adoption of Emerging Issues Task Force Issue No. 00-10, the Company reports as revenues the shipping and handling charges billed to customers. In addition, certain prior year segment information has been reclassified to conform to the current year’s presentation.

Products

         Apparel fabrics. The Company’s apparel fabrics consist of cotton and cotton-blend fabrics used in the manufacture of jeans, utilitywear, sportswear and other apparel.

         The Company is a leading manufacturer of indigo-dyed denim fabrics used in the production of branded and private label fashion apparel, as well as casual jeans, sportswear and outerwear. The Company develops and manufactures new and innovative colors, textures, weaves and finishes for its customers, which has helped make the Company’s denim fabrics a leader in the branded and private label, fashion-oriented segment of the apparel market.

         The Company is one of the largest domestic manufacturers and marketers of fabrics used in the production of utilitywear (principally uniforms and other occupational apparel) for the U.S. rental and retail markets. The Company’s utilitywear fabric customers require durable fabrics characterized by long wear and easy care. The Company works closely with customers to develop fabrics with these and other enhanced performance characteristics.

         The Company is a leading manufacturer and marketer of woven cotton piece-dyed fabrics used in the production of sportswear, casual wear and outerwear. Fabrics are produced for customers in a wide variety of styles, colors, textures and weights according to individual customer specifications. The Company’s product design staff develops fabric designs that are presented to customers and, once approved, are produced into fabrics to meet customers’ specifications.

         Apparel fabrics sales accounted for 74%, 78% and 79%, respectively, of the Company’s net sales in fiscal 2000, 2001 and 2002.

         Yarns. The Company is one of the largest domestic producers and marketers of cotton and cotton-blend yarns, which are used internally in the production of woven fabrics or marketed to outside customers in the knitting and weaving industries. The Company’s yarns are used in the manufacture of a broad range of items, including apparel (primarily T-shirts, underwear, hosiery, knitted outerwear, denim, and woven and fleece sportswear) and home furnishings. The Company’s yarn sales accounted for approximately 28%, 31% and 29%, respectively, of the Company’s net sales in fiscal 2000, 2001 and 2002.

         Other. Other sales include sales of greige and specialty fabrics and revenues from the Company’s trucking operation.

         The Company produces undyed, unfinished cotton and cotton-blend greige fabrics that are marketed to apparel, home furnishing and industrial products manufacturers. The Company’s product design staff works with greige fabric customers to create new fabric styles and constructions, and the Company is able to alter its overall product mix to meet changing customer needs. The Company also has the manufacturing flexibility to maintain high production efficiencies by producing greige fabric for consumption within the apparel fabrics operation.

         The Company produces a variety of specialty fabrics that are marketed to recreational, industrial and military products manufacturers. The Company’s specialty products include coated fabrics for awnings, tents, boat covers and life vests. The Company also finishes customers’ fabrics on a commission basis, which enables customers to meet short delivery schedules while minimizing inventories.

         The Company’s other sales accounted for 10%, 10% and 11%, respectively, of the Company’s net sales in fiscal 2000, 2001 and 2002.

         Intersegment Sales. Intersegment sales represent the transfer of yarns and greige fabrics among the three business segments. These items ultimately are consumed in the production of finished products, and therefore are eliminated from net sales. Intersegment sales accounted for (12%), (19%) and (19%), respectively, of the Company’s net sales in fiscal 2000, 2001 and 2002.

Sales and Marketing

         During fiscal 2002, the Company sold apparel fabrics, greige and specialty fabrics, and yarns to approximately 700, 400 and 400 customers, respectively, or approximately 1,200 customers in total after eliminating duplications. The Company is one of the leading suppliers of denim to V.F. Corporation (the maker of Lee®, Rider®, Wrangler®, Rustler®, Brittania®, Red Kap®, Timbercreek®, Chic®, and HealthTex® brands), with total sales of apparel fabrics and yarns to V.F. Corporation accounting for 20% of the Company’s net sales in fiscal 2002. The Company believes that it has a strong working relationship with V.F. Corporation. Other than V.F. Corporation, none of the Company’s customers accounted for 10% or more of the Company’s net sales in fiscal 2002. The Company’s sales billed to customers domiciled outside the U.S. accounted for 8%, 6% and 7%, respectively, of the Company’s net sales in fiscal 2000, 2001 and 2002.

         The Company targets customers who demand a high level of customer service. The Company’s two yarn sales offices are located geographically to be close to customers’ manufacturing facilities, and its seven fabric sales offices are generally located near the headquarters of key customers. Sales associates visit their customers on a regular basis and are primarily responsible for interpreting customers’ needs, processing customer orders and interacting with the Company’s production scheduling personnel. The Company’s sales associates are paid a base salary plus sales incentives to the extent certain performance targets are met. The Company’s independent sales representatives are paid on a commission basis.

Manufacturing

         The Company is a vertically integrated manufacturer of yarns and fabrics. Through modernizing its manufacturing facilities, the Company has sought to reduce lead times, lower costs, minimize inventory levels and maximize flexibility to respond to changes in customer demand and market conditions.

         Manufacturing Processes. The Company’s manufacturing processes involve producing yarn, dyeing yarn, weaving yarn into fabrics and dyeing and finishing fabrics. The Company’s manufacturing plants employ automated control systems to monitor the manufacturing process and electronic product testing equipment to measure the quality of the Company’s yarns and fabrics.

         The Company’s yarn manufacturing operations involve spinning raw cotton and synthetic fibers into cotton and cotton-blend yarns. The Company uses modern carding, drawing, combing, open-end spinning and ring spinning equipment and offers a full line of yarns to respond to varied customer demand. Yarn produced by the Company is either sold to outside customers or used internally in the production of woven fabrics.

         Yarn to be used in the manufacture of apparel fabrics may be dyed using “range” dyeing techniques. The Company weaves dyed or undyed yarn using modern, high-speed looms to manufacture fabrics that have a variety of widths and weaves. The woven fabrics may be piece-dyed and finished according to customer specifications. The Company’s dyeing and finishing facilities use a wide range of technologies, including sophisticated electronic monitoring and control systems. These systems allow the Company to continuously monitor and control each phase of the dyeing and finishing process, which helps to improve productivity, efficiency, consistency and quality.

         Manufacturing Facilities. The Company currently operates 22 manufacturing facilities in the U.S. Of the Company’s manufacturing facilities, twelve produce yarn, six manufacture fabrics, four are dyeing facilities and four are engaged in fabric finishing.

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

         Expansion and Modernization. The Company has expanded its operations through acquisitions, an ongoing capital improvements program and management’s efforts to optimize the productive output of the Company’s manufacturing facilities. As part of its expansion and modernization efforts, the Company has also redeployed capital by closing certain manufacturing facilities and, in some cases, moving manufacturing equipment to other locations. The Company’s expansion and modernization efforts over the past six fiscal years have included, among others, the following principal initiatives:

•	1997 — Completed replacement of earlier generation projectile looms with new, high speed air jet looms and installation of two new integrated finishing ranges in an existing integrated denim facility;

•	1997 — Purchased additional computer controlled cleaning and blending equipment for one plant, replaced earlier generation open-end spinning equipment with technologically advanced spinning equipment at a second plant, and replaced opening and carding equipment at a third plant;

•	1997 and 1998 — Constructed a new denim weaving facility, completed in April 1998, housing technologically advanced slashing equipment and high speed air jet looms, upgraded fabric finishing equipment, and executed a lease for a new distribution center;

•	1998 and 1999 — Completed expansion of an existing weaving facility in June 1999, which included the installation of technologically advanced slashing equipment and high speed air jet looms for the production of additional greige fabrics to be piece-dyed for sportswear and utilitywear end uses;

•	1998 and 1999 — Completed construction of a new piece-dyeing range in February 1999, and installed technologically advanced fabric inspection equipment for piece-dyed fabrics;

•	2000 — Completed replacement of earlier generation air jet looms with new, high speed air jet looms in November 1999 for production of greige fabrics to be piece-dyed for sportswear and utilitywear end uses;

•	2000 — Completed modernization of an existing ring spinning facility in August 2000, including the replacement of earlier generation roving, ring spinning and winding equipment with technologically advanced linked ring spinning;

•	2001 — Completed expansion of an existing piece-dyed finishing facility in January 2001, for the production of additional finished piece-dyed fabrics for sportwear and utilitywear end uses;

•	2001 — Completed expansion and modernization of an existing greige weaving facility in May 2001, including the construction of a new building addition and the installation of modern air jet looms for the production of additional greige fabrics;

•	2001 — Completed expansion and modernization of an existing integrated denim weaving facility in May 2001, including the installation of modern air jet looms for the production of additional denim fabrics;

•	2001 — Completed expansion of linked ring spinning facility which was modernized in August 2000;

•	2002 — Completed replacement of earlier generation winding equipment at an existing ring spinning facility in September 2001 with technologically advanced, fully automated winders;

•	2002 — Completed modernization of existing spinning operation within integrated fabric weaving facility in October 2001, including installation of technologically advanced linked ring spinning equipment; and

•	2002 — Completed construction of a new ring spinning facility using existing manufacturing floor space, in October 2001, including installation of technologically advanced linked ring spinning equipment.

Raw Materials

         The Company is one of the largest U.S. consumers of raw cotton, the principal raw material used in the Company’s manufacturing processes. Consequently, the Company’s results of operations may be impacted significantly due to fluctuations in the price of cotton. Since cotton is an agricultural product, its supply and quality, which affect prevailing prices, are subject to forces of nature. Significant increases in cotton prices due to any material shortage or interruption in the supply or variations in the quality of cotton by reason of weather, disease or other factors could have a material adverse effect on the Company’s results of operations.

         Because the importation of cotton into the U.S. has generally been prohibited, historically imbalances between the domestic and world price of cotton have occurred. In recent years, Congress has passed a series of legislative initiatives to ensure that U.S. cotton is priced competitively with world markets. The Food, Agriculture, Conservation and Trade Act of 1990 (the “1990 Trade Act”) and the regulations promulgated thereunder established a three-step competitiveness program designed to make domestic cotton prices approximate world cotton prices. This program includes a mechanism that triggers tariff free quotas for the importation of cotton if U.S. prices exceed world prices for an extended period of time.

         The Federal Agricultural Improvement and Reform Act of 1996 established certain support programs that, among other things, continued through the year 2002 the three-step competitiveness program established under the 1990 Trade Act. Under these support programs, the Company received compensation from the U.S. Department of Agriculture representing the differential between domestic cotton prices and world cotton prices, in excess of 1.25 cents per pound. However, these payments ceased as of December 15, 1998 when financing for the program was exhausted, and tariff-free quotas for the importation of cotton were opened in March 1999.

         Effective October 1, 1999, the Fiscal 2000 Agriculture Appropriations Bill restored funding of payments under the three-step competitiveness program and redefined import quota triggers. The Farm Security and Rural Investment Act of 2002 extended the program until July 31, 2008, and suspended, from May 14, 2002 through July 31, 2006, the exclusion of 1.25 cents per pound from payments for the differential between domestic cotton prices and world cotton prices. Accordingly, the Company has continued to receive compensation from the U.S. Department of Agriculture relating to the differential between domestic cotton prices and world cotton prices for cotton consumed on or after October 1, 1999.

         The Company closely monitors the cotton market and manages its cotton-buying practices. The Company’s Chief Executive Officer is a director of the National Cotton Council, a trade organization that spearheads initiatives to implement U.S. cotton industry policy, which helps the Company stay abreast of developments in the cotton market. The Company generally purchases cotton in sufficient quantities to achieve planned manufacturing schedules. Such purchases may be short of, or in excess of, the quantities needed to satisfy customers’ orders depending upon such factors as the Company’s outlook for the cotton market.

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

         The Company purchases dyes and chemicals used in its dyeing and finishing processes, and these dyes and chemicals normally have been available in adequate supplies through a number of suppliers. In connection with the acquisition of Graniteville, the Company entered into an agreement (the “Supply Agreement”), extending through March 2006, with C.H. Patrick & Co., Inc. which was subsequently acquired by B.F. Goodrich (“Goodrich”). In 2000, Goodrich sold the chemical portion of their business to Noveon, Inc. (“Noveon”), formerly B.F. Goodrich PMD Group and the textile dye portion of their business to C.H. Patrick & Co, Inc. (“Patrick”), formerly CHP Acquisition Group, Inc. On February 28, 2001, the Company executed an assignment of the Supply Agreement whereby the Company will purchase textile dyes from Patrick and chemicals from Noveon. This Supply Agreement generally stipulates that Patrick and Noveon (the “Suppliers”) will have the opportunity to provide certain dyes and chemicals utilized by the Company if the Suppliers meet certain conditions, including competitive pricing and the ability to provide the applicable dyes and chemicals in accordance with the Company’s specifications and delivery requirements. The Supply Agreement is terminable by the Company prior to the end of the original 10-year term in the event of a pattern of repeated, material failures by the Suppliers to satisfy their obligations with respect to product specifications, delivery schedules or other material terms. Under the Supply Agreement, a default by one supplier will not constitute a default by the other supplier.

         The Company purchases yarns and greige fabrics to supplement its internal yarn and fabric production, and consumes these products in the production of greige and finished fabrics for its customers. These yarns and greige fabrics are readily available from a number of suppliers.

Competition

         The textile industry is highly competitive, and no single company is dominant. Management believes that the Company is one of the largest domestic manufacturers of indigo-dyed denim, piece-dyed fabrics for utilitywear and sportswear, and cotton and cotton-blend yarns. The Company’s competitors include large, vertically integrated textile companies and numerous smaller companies. There has been a general trend toward consolidation within certain markets of the textile industry and, within the Company’s markets, some increases in manufacturing capacity. However, the resulting excess manufacturing capacity, an increase in the U.S. importation of textiles and apparel from countries having significantly devalued currencies, a downturn in the U. S. economy and the reaction of U. S. consumers to reports of terrorism throughout the world and possible military action in response to those terrorist acts have created intensely competitive market conditions leading to severe financial difficulties of several domestic yarn and apparel fabric manufacturers, and the accompanying closure of domestic manufacturing capacity.

         The primary competitive factors in the textile industry are price, product styling and differentiation, quality, manufacturing flexibility, delivery time and customer service. The importance of these factors is determined by the needs of particular customers and the characteristics of particular products. The failure of the Company to compete effectively with respect to any of these key factors or to keep pace with rapidly changing markets could have a material adverse effect on the Company’s results of operations and financial condition.

         Increases in domestic capacity and imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers, including the Company.. The U.S. government attempts to regulate the growth of certain textile and apparel imports by establishing quotas and tariffs on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the U.S. of (or using) domestic textile components. In addition, imports of certain textile products into the U.S. have increased in recent years primarily as a result of significant devaluation of the currencies of other textile producing countries, particularly within Asia, against the U.S. dollar.

         The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation and foreign considerations. In January 1995, a multilateral trade organization, the World Trade Organization (the “WTO”), was formed by the members of the General Agreement on Tariffs and Trade (“GATT”) to replace GATT. The WTO has set forth the mechanisms by which world trade in textiles and clothing will be progressively liberalized with the elimination of quotas and the reduction of duties. The implementation began in January 1995 with the phasing-out of quotas and the reduction of duties to take place over a 10-year period. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: yarns, fabrics, made-up textiles and apparel. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which generally are exporters of textile products) that are members of the WTO for the purpose of reducing their tariffs on imports of textiles and apparel. The elimination of quotas and reduction of tariffs under the WTO may result in increased imports of certain textile products and apparel into North America. These factors could make the Company’s products less competitive against low cost imports from third world countries.

         The North American Free Trade Agreement (“NAFTA”) among the United States, Canada and Mexico, which became effective on January 1, 1994, has created the world’s largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. In addition, NAFTA requires merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric but the fabric must be woven from North American spun yarn. Based on experience to date, NAFTA has had a favorable impact on the Company’s business.

         On May 2, 2000, the United States passed the United States-Caribbean Basin Trade Partnership Act (“CBI”) and the Africa Growth and Opportunity Act (“AGOA”). Under these acts, apparel manufactured in the Caribbean and Sub-Saharan regions using yarns or fabrics produced in the United States may be imported to the U.S. duty and quota free. In effect, this legislation extends the favorable trade terms afforded to Mexico under NAFTA to the Caribbean and Sub-Saharan countries. Management believes that NAFTA parity for the Caribbean region will have a favorable effect on the Company by providing access to lower cost labor for apparel assembly, making the U.S. a more attractive location for textile sourcing.

         The Andean Trade Promotion and Drug Eradication Act was passed on August 6, 2002 to renew and enhance the Andean Trade Preference Act (ATPA). Under the enhanced ATPA, apparel manufactured in Bolivia, Columbia, Ecuador and Peru using yarns and fabrics produced in the United States may be imported into the United States duty and quota free through December 31, 2006, effectively granting these four countries the favorable trade terms afforded Mexico and the Caribbean region. Management believes this legislation further enhances the attractiveness of U.S. textiles and will have a favorable impact on the Company.

Backlog

         The Company’s order backlog was approximately $294 million at August 30, 2002, as compared to approximately $278 million at August 31, 2001, primarily reflecting improved demand for denim fabrics. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 30, 2002 are expected to be filled by the end of fiscal 2003.

Governmental Regulation

         The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances and wastes used in or resulting from its operations and potential remediation obligations thereunder, particularly the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (“RCRA”) (including amendments relating to underground storage tanks) and the Comprehensive Environmental Response, Compensation and Liability Act, commonly referred to as “Superfund” or “CERCLA”. The Company has obtained, and is in compliance in all material respects with, all material permits required to be issued by federal, state or local law in connection with the operation of the Company’s business as described herein.

         The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company uses resins containing formaldehyde in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, some of its facilities contain some structural asbestos that management believes is properly contained.

         Many of the Company’s manufacturing facilities have been in operation for several decades. Historical waste disposal and hazardous substance releases and storage practices may have resulted in on-site and off-site remediation liability for which the Company may be responsible. In addition, certain wastewater treatment facilities and air emission sources may have to be upgraded to meet more stringent environmental requirements in the future. The Company cannot with certainty assess at this time the impact of future emission standards or enforcement practices under the foregoing environmental laws and regulations and, in particular, under the 1990 Clean Air Act, upon its operations or capital expenditure requirements. The Company believes it is currently in compliance in all material respects with the foregoing environmental and health and safety laws and regulations.

         In 1987, Graniteville Company was notified by the South Carolina Department of Health and Environmental Control (“DHEC”) that it had discovered certain contamination of a pond near Graniteville, South Carolina and that Graniteville may be one of the responsible parties. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and that other remediation alternatives either provided no significant benefit or themselves involved adverse effects. In 1995, Graniteville submitted a proposal regarding periodic monitoring of the site, to which DHEC responded with a request for additional information. Graniteville provided such information to DHEC in February 1996. The Company is unable to predict at this time whether any further actions will be required with respect to the site or what the cost thereof may be. The Company has provided a reserve for management’s estimate of the cost of monitoring the site and believes the ultimate outcome of this matter will not have a material adverse effect on its results of operations or financial condition.

         As a result of the acquisition of Graniteville, the Company owns a nine acre site in Aiken County, South Carolina, which was operated jointly by Graniteville and Aiken County as a landfill from approximately 1950 through 1973. DHEC conducted a site screening investigation in 1990. The United States Environmental Protection Agency conducted a site investigation in 1991 and an Expanded Site Inspection in January 1994. Graniteville conducted a groundwater quality investigation in 1992 and a supplemental site assessment in 1994. Based on these investigations, DHEC requested that Graniteville enter into a consent agreement providing for comprehensive assessment of the nature and extent of soil and groundwater contamination at the site, if any, and an evaluation of appropriate remedial alternatives. DHEC and the Company entered into a consent agreement in December 1997. The cost of the comprehensive assessment required by the consent agreement is estimated to be between $200,000 and $400,000. Because this investigation has not concluded, the Company is currently unable to predict what further actions, if any, will be necessary to address the landfill. The Company has provided a reserve for management’s estimate of the cost of investigating and remediating the site and believes the ultimate outcome of this matter will not have a material adverse effect on its results of operations or financial condition.

         The Company is currently defending an environmentally related lawsuit, described under Item 3, Legal Proceedings of this Annual Report on Form 10-K.

Associates

         At August 30, 2002, the Company had approximately 5,700 associates. None of the Company’s associates is covered by a collective bargaining agreement, and management believes that the Company’s relations with its associates are good.

ITEM 2. PROPERTIES

         The Company currently operates 22 manufacturing facilities in the U.S., of which nine are located in Alabama, one is located in North Carolina, three are located in Georgia and nine are located in South Carolina. The Company owns all 22 of these facilities. Of the Company’s manufacturing facilities, twelve produce yarn, six manufacture fabrics, four are dyeing facilities and four are engaged in fabric finishing. Additionally, the Company operates six warehouses.

         In January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina which allowed the Company to reduce its sales of unprofitable open-end yarns and improve capacity utilization and operating efficiencies at its remaining yarn manufacturing facilities.

         The Company’s plants generally operate 24 hours a day, seven days a week throughout the year. The Company considers its plants and equipment to be in good condition and adequate for its current operations. The Company’s principal executive offices are located in Monroe, Georgia in a building owned by the Company. The Company also has executive offices in Sylacauga, Alabama, and Graniteville, South Carolina, which are located in buildings owned by the Company. All of the Company’s sales offices are leased from unrelated third parties.

ITEM 3. LEGAL PROCEEDINGS

         On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ property, which allegedly interfered with the plaintiffs’ use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company and others (“Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiff’s counsel, which includes attorneys who acted as co-plaintiff’s counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court allowed the case to proceed to the discovery phase. On April 25, 2002, the trial court held a hearing on summary judgment motions and, on May 22, 2002, entered judgement as a matter of law in the Company’s favor on all counts except the narrow legal theory involving public nuisance tort. A trial on this single count is scheduled to begin in February 2003. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

         The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company’s Class A Common Stock or Class B Common Stock (collectively, “Common Stock”). As of August 30, 2002 there were 130 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $5.1 million, $5.0 million and $3.8 million in respect of its outstanding Common Stock during fiscal 2000, 2001 and 2002, respectively.

         The Company has issued and outstanding $125 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the “Senior Subordinated Notes”) under an Indenture dated as of April 23, 1996 among the Company, Avondale Mills and The Bank of New York, as trustee (the “Indenture”). The Indenture contains certain covenants that limit the Company’s ability to pay dividends. As amended effective August 30, 2002 the Company maintains a $100 million revolving credit facility under an agreement among Avondale Mills and a syndicate of banks (the “Revolving Credit Facility”). The Revolving Credit Facility contains certain covenants that limit the Company’s ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated statement of income data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 30, 2002. Such data were derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements and Notes thereto of the Company for each of the three fiscal years in the period ended August 30, 2002 are included elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

	Fiscal Year

	1998	1999	2000	2001	2002

	(In millions, except per share data and ratios)
Statement of Income Data:

Net sales	$1,064.3	$890.9	$836.5	$772.8	$659.7

Gross profit	137.3	89.7	116.3	60.9	54.0

Facility restructuring	2.7	6.2	—	—	7.0

Operating income	86.6	45.3	77.9	27.9	18.7

Interest expense, net	23.3	23.0	20.2	20.4	18.4

Discount and expenses on sale of receivables	7.3	5.6	5.6	4.9	1.1

Other expense (income), net	0.5	0.5	0.5	0.8	(0.5)

Income (loss) before income taxes	55.4	16.3	51.6	1.8	(0.3)

Provision for (benefit of) income taxes	21.1	6.3	18.6	0.5	(0.2)

Net income (loss)	34.3	10.0	33.0	1.3	(0.1)

Per Share Data:

Net income (loss) – basic	$2.62	$0.79	$2.61	$0.10	$(0.01)

Net income (loss) – diluted	2.58	0.77	2.57	0.10	(0.01)

Dividends declared	0.40	0.40	0.40	0.40	0.30

Weighted average number of shares outstanding – basic	13.0	12.7	12.7	12.5	12.5

Weighted average number of shares outstanding – diluted	13.3	12.9	12.8	12.7	12.5

Balance Sheet Data (at period end):

Total assets	$463.6	$439.7	$438.7	$453.0	396.8

Long-term debt, including current portion	246.8	219.5	187.7	230.1	170.0

Shareholders’ equity (1)	104.0	109.0	134.5	130.0	130.3

Other Data:

Capital expenditures	$66.3	$50.1	$30.5	$91.1	13.1

Depreciation and amortization	39.9	42.8	42.8	46.4	45.5

EBITDA(2)	126.6	93.9	115.5	75.5	67.9

Ratio of EBITDA to interest expense, net and discount and expenses on sale of receivables	4.1x	3.3x	4.5x	3.0x	3.5x

Ratio of earnings to fixed charges(3)	2.8x	1.5x	2.9x	1.1x	1.0x

(1)	For discussion related to the adjustment of shareholders’ equity, see “Footnote 8. Income Taxes” in the notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(2)	EBITDA is defined as net income plus (i) provision for income taxes, (ii) interest expense, net, (iii) discount and expenses on sale of receivables, (iv) depreciation and amortization, (v) non-cash portion of facility restructuring charges and (vi) plus or minus, as the case may be, adjustments to cost of goods sold made under the LIFO inventory valuation method. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but because it is a widely accepted financial indicator of a company’s ability to incur and service debt. EBITDA as calculated by the Company is not necessarily comparable with similarly-titled measures presented by other companies.

(3)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, “earnings” include income before income taxes plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of deferred financing costs, discount and expenses on sale of receivables and the portion of capital lease payments that is representative of interest or financing charges.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

Critical Accounting Policies

         The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

         The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those affecting inventories, allowances for doubtful accounts, assets held for sale, long-lived assets, income taxes payable and deferred income taxes, deferred compensation, associate and post retirement benefits, and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates and assumptions may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from these estimates and assumptions.

         The Company believes the following accounting policies are critical to the presentation and understanding of its financial condition and the results of its operations and involve the more significant judgments and estimates utilized in the preparation of its consolidated financial statements:

         Accounts Receivable and Credit Risks: The Company extends credit lines to its customers in the normal course of business and performs ongoing evaluations of the financial condition of its customers. In general, collateral is not required to support such credit lines and the related receivables. The Company establishes allowances for doubtful accounts based upon factors surrounding the financial condition and credit risk of specific customers, historical payment trends and other information.

         The Company generates funds through the sale of accounts receivable, at a discount and without recourse, to a special purpose subsidiary established to facilitate the acquisition and subsequent resale of certain accounts receivable to an independent issuer of receivables-backed commercial paper. The discount rate on the accounts receivable purchased from the Company is established periodically by the subsidiary based on the fair market value of the receivables. The Company includes in accounts receivable in its consolidated balance sheets the portion of accounts receivable sold to the subsidiary which have not been resold to the commercial paper issuer.

         Inventories: Inventories are stated at the lower of cost or market value. Except for certain supply inventories valued on an average cost basis, the costs of the Company’s inventories are determined on a last-in, first-out (“LIFO”) basis. Under LIFO, current material and conversion costs are charged to cost of goods sold while inventories are valued using costs incurred in the initial and subsequent fiscal years following election of the LIFO method. In periods of declining prices, LIFO values may exceed current replacement market values and require downward adjustment. Estimates, including the estimated costs to complete work in process inventories and the estimated realizable values of all inventories, are used in determining the lower of LIFO cost and market. During periods when current costs or inventory quantities fluctuate significantly, use of the LIFO method may yield cost of goods sold that differs significantly from that which would result under other inventory methods.

         Long-Lived Assets: The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, assets held for sale and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis. Estimated recoverability of long-lived asset values is based on anticipated undiscounted cash flows from operations, or in the case of assets held for sale, the lower of historical carrying amount or estimated net realizable value. Management periodically reviews the values assigned to these assets and if additional information becomes available which indicates a decline in value, makes adjustments in that period. See comments below under “Results of Operations — Facility Restructuring” in this Item 7 of this Annual Report on Form 10-K, concerning an adjustment in asset values in fiscal 2002.

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

         For discussion of a certain legal proceeding to which the Company is a party, see Item 3 “Legal Proceedings” of this Annual Report on Form 10-K for the fiscal year ended August 30, 2002. The Company is not currently a party to litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s financial condition or results of operations.

Results of Operations

         The Company operates principally in three segments: apparel fabrics, yarns and other sales. In accordance with Emerging Issues Task Force Issue No. 00-10, the Company reports as revenues the shipping and handling charges billed to customers. In addition, certain prior year segment information has been reclassified to conform to the current year’s presentation.

         The table below sets forth for the periods indicated statement of income data expressed as a percentage of net sales:

	Fiscal Year

	2000	2001	2002

Net sales	100.0%	100.0%	100.0%

Apparel fabric sales	73.7	78.2	79.5

Yarn sales	27.7	30.7	28.7

Other sales	10.3	10.1	10.7

Intersegment sales	(11.7)	(19.0)	(18.9)

Cost of goods sold:

Raw materials	37.5	39.9	34.8

Conversion costs	43.5	46.3	50.2

Total	81.0	86.2	85.0

Depreciation	5.1	5.9	6.8

Selling and administrative expenses	4.6	4.3	4.3

Facility restructuring charges	—	—	1.1

Operating income	9.3	3.6	2.8

Interest expense, net	2.4	2.6	2.8

Discount and expenses on sale of receivables	0.6	0.6	.2

Provision for income taxes	2.2	0.1	(0.0)

Net income	4.0	0.2	(0.0)

Fiscal 2002 Compared to Fiscal 2001

         Net Sales. Net sales decreased 14.6% to $659.7 million for fiscal 2002 from $772.8 million for fiscal 2001, as the Company experienced intensely competitive conditions in its markets. Retail sales of apparel continued to be slow during the first half of fiscal 2002, reducing demand for apparel fabrics and yarns as retailers and apparel producers exercised tighter management of their supply chains and the U.S. consumer reacted to the tragic events of September 11, 2001 and subsequent developments. Financial difficulties of several yarn and apparel fabric manufacturers served to further depress selling prices through distressed sales of inventory during the year. The Company experienced a rebound in sales in the second half of fiscal 2002 as lean inventories were restocked by retailers and apparel producers. However, sales slowed near the end of fiscal 2002 as inventories were replenished and retail sales of apparel continued their weakness into the back to school season. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. The Company expects these conditions to continue, adversely impacting sales during fiscal 2003.

         Operating Income. Operating income decreased 33.0% to $18.7 million for fiscal 2002 from $27.9 million for fiscal 2001, reflecting declines in unit volume and average selling prices and the negative impact on overall unit cost absorption of the reduced unit volumes. These factors were somewhat mitigated by declining raw material costs during fiscal 2002. The Company continued its consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics to maintain higher capacity utilization and sales rationalization. Cost of goods sold decreased 15.8% to $560.8 million for fiscal 2002 from $666.2 million for fiscal 2001, reflecting the reduction

Results of Operations (continued)

in unit sales, lower costs of raw materials and reduced purchases of outside yarns and greige fabrics. Cost of goods sold as a percentage of net sales decreased to 85.0% for fiscal 2002 from 86.2% for fiscal 2001.

         Selling and administrative expenses decreased 14.3% to $28.3 million for fiscal 2002 from $33.0 million for fiscal 2001. This decrease reflected reductions in selling, general and administrative staffing and related expenses implemented in September 2001, and a reduction in certain associate benefits and performance based incentives corresponding to the decline in operating income for fiscal 2002. Selling and administrative expenses represented 4.3% of net sales for fiscal 2002, the same percentage as for fiscal 2001, despite the decline in net sales.

         Segment Performance. Apparel fabric sales decreased 13.1% to $524.8 million for fiscal 2002 from $604.2 million for fiscal 2001. The decline in sales reflected a 9.0% decrease in yards sold and a 4.5% decrease in average selling prices, as demand for denim and other bottom-weight fabrics weakened significantly in the first half of fiscal 2002. Operating income for apparel fabrics decreased 14.9% to $40.0 million for fiscal 2002 from $47.0 million for fiscal 2001, primarily due to the lower selling prices and reduced unit volume.

         Yarn sales, including intracompany sales to the apparel fabric operation, decreased 20.2% to $189.1 million for fiscal 2002 from $236.8 million for fiscal 2001, reflecting a 13.0% decrease in pounds sold, as two open-end yarn plants in North Carolina were closed, and an 8.3% decrease in average selling prices. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel, predominately from Asia and South America. An operating loss of ($4.3) million was experienced by the yarns operation for fiscal 2002 compared to a loss of ($0.4) million for fiscal 2001, primarily due to the lower selling prices and reduced unit volume.

         Other sales, which include sales of greige and specialty fabrics and revenue from the Company’s trucking operation, decreased 10.0% to $70.7 million for fiscal 2002 from $78.6 million for fiscal 2001. The decrease in sales reflected an 8.7% decrease in units sold, a 1.4% decrease in average selling prices, primarily reflecting weakened demand in the greige and specialty fabrics markets, and the impact of reduced yarn and fabric volume on the Company’s trucking operation. Operating income for other sales increased 20.6% to $4.1 million for fiscal 2002 from $3.4 million for fiscal 2001, reflecting lower raw material costs and continued intracompany sales of yarn and greige fabric production to the apparel fabric operation.

         Intersegment sales decreased 15.0% percent to $124.8 million for fiscal 2002 from $146.8 million for fiscal 2001, primarily reflecting a decrease in consumption of internally produced yarns by the apparel fabrics operation.

         Interest Expense, Net. Interest expense, net decreased 9.8% to $18.4 million for fiscal 2002 from $20.4 million for fiscal 2001. This decrease reflected lower average outstanding borrowings during fiscal 2002, partially offset by higher average interest rates applicable to the revolving credit agreement, as amended. In addition, net interest expense for fiscal 2002 was reduced by $1.7 million for interest received in conjunction with a refund of income taxes. For discussion of the income tax refund, see “Footnote 8. Income Taxes” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

         Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables were $1.1 million for fiscal 2002 compared to $4.9 million for fiscal 2001. This decrease was attributable to a net decrease in the amount of accounts receivable sold under the facility, reflecting the overall decline in net sales of the Company, and lower market interest rates and the resulting decline in discounts incurred on the receivables sold.

         Provision for Income Taxes. An income tax benefit of ($0.2) million was recorded for fiscal 2002 compared to a provision for income taxes of $0.5 million for fiscal 2001, reflecting the loss before income taxes. The Company’s effective tax rate for fiscal 2002 was 63.5% of the pre-tax loss, compared to 30.1% of the pre-tax income for fiscal 2001, reflecting minor permanent differences affecting the provision for income taxes and the nominal level of the operating loss.

Results of Operations (continued)

         Facility Restructuring. In response to the highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.8 million during fiscal 2002. Additionally, the Company implemented reductions in certain manufacturing overhead costs and selling, general and administrative expenses in September 2001. In conjunction with these actions and the two plant closings, the Company recorded expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions. At August 30, 2002, estimated costs of approximately $180,000 related to the facility restructuring remain outstanding and are included in other accrued expenses in the consolidated balance sheets.

         At August 30, 2002, the two closed plant facilities, certain real estate properties and certain items of equipment have been identified as available for sale and are included at estimated net realizable values in assets held for sale in the consolidated balance sheets.

Fiscal 2001 Compared to Fiscal 2000

         Net Sales. Net sales decreased 7.6% to $772.8 million for fiscal 2001 from $836.5 million for fiscal 2000, as the Company experienced intensely competitive conditions in its markets. Retail sales of apparel slowed considerably during the second half of the fiscal year, reducing demand for apparel fabrics and yarns. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries promoted the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products.

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

Results of Operations (continued)

Operating income for yarns decreased to a loss of $0.4 million for fiscal 2001 from income of $7.9 million for fiscal 2000, primarily as a result of higher raw material costs.

Other sales, which include sales of greige and specialty fabrics and revenue from the Company’s trucking operation, decreased 8.7% to $78.6 million for fiscal 2001 from $86.1 million for fiscal 2000. The decrease in sales reflected a 2.3% increase in units sold and a 10.8% decrease in average selling prices, primarily reflecting weakened demand in the greige and specialty fabrics markets. Operating income for other sales decreased 66.3% to $3.4 million for fiscal 2001 from $10.1 million for fiscal 2000, reflecting lower unit sales volume and higher raw material costs.

         Intersegment sales increased 50.2% percent to $146.8 million for fiscal 2001 from $97.7 million for fiscal 2000, primarily reflecting the significant increase in consumption of internally produced yarns and greige fabrics within the Company’s apparel fabrics operation.

         Interest Expense, Net. Interest expense, net increased 1.0% to $20.4 million for fiscal 2001 from $20.2 million for fiscal 2000. This increase reflected higher average outstanding borrowings during fiscal 2001, partially offset by a decline in market interest rates applicable to those borrowings.

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

         Provision for Income Taxes. Provision for income taxes decreased to $0.5 million for fiscal 2001 from $18.6 million for fiscal 2000, reflecting the decrease in income before income taxes. The Company’s effective tax rate declined to 30.1% for fiscal 2001, compared to 36.0% for fiscal 2000.

Liquidity and Capital Resources

General

         The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its Revolving Credit Facility and Equipment Note, and proceeds received in connection with sales of trade receivables and issuance of equity and debt securities. At August 30, 2002, the Company had borrowings of $25.0 million outstanding under the Revolving Credit Facility and $73.6 million of borrowing availability thereunder. Such borrowings bore interest at a weighted average rate of 5.5% per annum at August 30, 2002. In addition, at August 30, 2002, a $20 million Equipment Note and $125 million aggregate principal amount of the Senior Subordinated Notes (which are fully and unconditionally guaranteed by the Company on a senior subordinated basis) were outstanding.

Revolving Credit Facility

         The Revolving Credit Facility, a secured revolving line of credit of up to $100 million expiring on January 31, 2004, was amended August 30, 2002 to revise certain financial covenants and adjust interest rate pricing. Borrowings under the Revolving Credit Facility are in the form of revolving loans provided by the lenders (“Revolving Loans”) and up to $12.5 million of revolving swing loans (“Revolving Swing Loans”) provided by the facility’s agent, Wachovia Bank, N.A. (“Wachovia”). Interest accrues on Revolving Loans at the Company’s option at either LIBOR (adjusted for reserves) plus a specified number of basis points or the base rate, which is the higher of Wachovia’s prime rate or the overnight federal funds rate, plus a specified number of basis points. Interest accrues on Revolving Swing Loans at the Company’s option at either the base rate plus a specified number of basis

Liquidity and Capital Resources (continued)

points or at the “set” rate, which shall be an interest rate agreed to by the Company and Wachovia at the time such loan is made. The Company is required to pay certain structuring, administration and funding fees relating to the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the Company’s assets and contains customary covenants, including requirements to maintain certain financial ratios.

Swap Agreements

         The Company has used interest rate swap agreements to effectively fix the interest rate with respect to the borrowings outstanding under the Revolving Credit Facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the Revolving Credit Facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 30, 2002, the Company had swap agreements with notional amounts aggregating $35 million, providing an effective weighted average interest rate of 5.3%.

Equipment Note

         The Equipment Note, a secured five-year installment loan, was executed with The CIT Group/Equipment Financing, Inc. on July 30, 2002 in the amount of $20.0 million. The Equipment Note is to be repaid in 53 monthly payments of approximately $360,000 commencing March 1, 2003 and a final payment of approximately $896,000 on August 1, 2007. Interest accrues on the unpaid principal balance of the Equipment Note at a rate established annually on August 1 at LIBOR plus a specified number of basis points, and is paid monthly commencing September 1, 2002 through the final payment date. The Company may, at its one time option, elect a fixed interest rate for the remaining term of the Equipment Note based on the Federal Reserve “Interest Rate Swap” rate of interest, as quoted for the term closest to the remaining term of the Equipment Note, plus a specified number of basis points. The Equipment Note is secured by a senior lien on substantially all of the equipment of two plant locations, which had a carrying value of approximately $ 37.5 million at August 30, 2002. The Equipment Note contains customary covenants, including requirements to maintain certain financial covenants, and includes provisions relating to cross defaults to other debt obligations of the Company.

Receivables Securitization Facility

         On August 30, 2002, the Company and its wholly-owned, special purpose subsidiary, Avondale Funding, LLC (“Funding”), entered into an arrangement (“Receivables Securitization Facility”) with General Electric Capital Corporation (“GECC”) and Redwood Receivables Corporation (“Redwood”), an issuer of commercial paper, to provide financing of up to $90 million through the sale of certain trade receivables (“Receivables”) originated by the Company. The Receivables Securitization Facility extends until the earlier of 90 days before the specified final purchase date, August 29, 2007, or certain specified termination events. The Receivables Securitization Facility replaced a previous receivables securitization program with Bank One. The Company has been engaged by Funding and Redwood to service the receivables.

         Funding is a separate corporate entity with its own creditors who, in the event of Funding’s liquidation, will be entitled to a claim on Funding’s assets prior to any distribution to the Company.

         Pursuant to the Receivables Securitization Facility, the Company sells, or transfers as a contribution of capital, the Receivables, at a discount and without recourse, to Funding, whose sole business is the acquisition and financing of the Receivables. Funding sells an undivided interest in a specified portion of the Receivables to Redwood to provide the funds required by Funding to purchase the Receivables from the Company. Proceeds from the collection of the Receivables are used by Funding to purchase additional Receivables from the Company, repay Redwood in the event that sufficient additional Receivables are not available to maintain Redwood’s investment, or pay fees and expenses. In the event Redwood is unable to maintain its capital investment in the Receivables, GECC

Liquidity and Capital Resources (continued)

has agreed to purchase Redwood’s investment and continue the funding of the Receivables Securitization Facility. At August 31, 2002, the outstanding amount of Redwood’s investment in the Receivables was $74 million.

The discount rate on the Receivables purchased from the Company by Funding is based on the fair market value of the receivables. The discount rate on the undivided interest in the Receivables purchased by Redwood from Funding is tied to Redwood’s commercial paper rate plus a specified number of basis points. Funding is required to pay certain unused availability fees under the Receivables Securitization Facility.

         The Receivables Securitization Facility contains customary covenants, including requirements to maintain certain financial ratios, and includes provisions relating to cross defaults to other debt obligations of the Company.

Senior Subordinated Notes

         The Company issued $125 million of 10.25% Senior Subordinated Notes on April 23, 1996. The Senior Subordinated Notes, which mature on May 1, 2006, are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Senior Subordinated Notes is due semiannually, on May 1 and November 1. The Senior Subordinated Notes are redeemable at the Company’s option, in whole or in part, at a current redemption price of 103.417%, which declines in intervals to 100% in 2004 and thereafter. The indenture under which the senior subordinated notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

Capital Expenditures and Cash Flows Analysis

         The Company’s capital expenditures aggregated $13 million for fiscal 2002. These expenditures reflected completion of the “linked” ring spinning and other modernization projects initiated in fiscal 2001 and general maintenance of facilities and equipment. Management estimates that capital expenditures for fiscal 2003 will be approximately $20 million, and that such amounts will be used primarily for general maintenance and upgrade of facilities and equipment.

         Net cash provided by operating activities was $71.1 million in fiscal 2002. Principal working capital changes included a $6.5 million increase in accounts receivable and $12.4 million increase in accounts receivable sold under the securitization facilities, a $12.7 million reduction in inventories, and a $2.0 million increase in accounts payable and accrued expenses. The Company’s investing activities were primarily the capital improvements described above. Net cash provided by financing activities aggregated $59.4 million, including issuance of the Equipment Note of $20.0 million, a net decrease in the Revolving Credit facility and other long term debt of $80.2 million and $3.8 million used to pay dividends on Common Stock.

         Net cash provided by operating activities was $48.1 million in fiscal 2001. Principal working capital changes included a $28.0 million decrease in accounts receivable and corresponding $20.0 million decrease in accounts receivable sold under the securitization facility, a $6.3 million decrease in inventories, a $14.7 million decrease in other assets, primarily deposits on equipment orders, a $23.1 million decrease in accounts payable and accrued expenses, and a $9.1 million decrease in income taxes payable. The Company’s investing activities were primarily capital improvements of $91.1 million. Net cash provided by financing activities aggregated $37.3 million, including a net increase in the Revolving Credit facility and other long term debt of $42.5 million, and $5.0 million used to pay dividends on Common Stock.

         Net cash provided by operating activities was $67.7 million in fiscal 2000. Principal working capital changes included a $2.4 million decrease in accounts receivable, a $7.0 million decrease in accounts receivable sold under the securitization facility, a $7.0 million increase in other assets, primarily deposits on equipment orders, and a $4.7 million increase in accounts payable and accrued expenses. The Company’s investing activities were

Liquidity and Capital Resources (continued)

primarily capital improvements of $30.5 million. Net cash used in financing activities aggregated $39.3 million, including a net reduction in the Revolving Credit Facility and other long term debt of $31.9 million, and $5.1 million used to pay dividends on Common Stock.

         The table below summarizes the Company’s outstanding contractual obligations as of August 30, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands).

	Payments Due by Period

					After
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	5 years

Short-term Debt	$2,523	$2,523	$—	$—	$—

Long-term Debt	167,477	—	162,975	4,502	—

Operating Leases	7,059	1,861	4,050	1,148	—

Equipment purchase orders	2,600	2,600	—	—	—

Raw material purchase orders	63,000	63,000	—	—	—

Total	$242,659	$69,984	$167,025	$5,650	$—

         For discussion related to contractual obligations, see “Footnote 9. Long-Term Debt” and “Footnote 12. Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statement and Supplemental Data of this Annual Report on Form 10-K.

         Management believes that cash generated from operations, together with borrowings available under the Revolving Credit Facility and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future. The Company will also continue to consider other options available to it in connection with future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

Refund of prior year income taxes

         A net benefit of $4.5 million, related to receipt of an income tax refund resulting from a settlement with the Internal Revenue Service Appeals Division in the fourth quarter of fiscal 2002, is included as an addition to retained earnings for fiscal 2002 on the consolidated statement of shareholders’ equity. The claim for the refund was filed in fiscal 1997 utilizing tax basis deductions against fiscal 1994 taxable income, related to consideration paid in the repurchase of treasury stock. Given the technical nature of the claim and resulting uncertainty of recovery, recognition of the refund claim was deferred until successful resolution in fiscal 2002. Interest received in conjunction with the refund of approximately $1.7 million is included as a reduction in interest expense, net for fiscal 2002 on the consolidated statements of income.

Adjustment of deferred income taxes

         Following the successful settlement of the refund claim noted above, the Company reassessed the balance of certain deferred income taxes. Based on this evaluation, the Company determined that the estimates used to establish deferred income taxes prior to fiscal 1998 were too conservative and resulted in an overstatement of deferred income tax liabilities. Accordingly, an adjustment of $4.0 million has been recorded as an addition to the balance of retained earnings at August 27, 1999 on the consolidated statements of shareholders’ equity.

Off-Balance Sheet Financing Arrangements

Liquidity and Capital Resources (continued)

         The Receivables Securitization Facility is the Company’s only off-balance sheet financing arrangement. The Company generates funds through the sale of Receivables to Funding, whose sole business purpose is the ongoing acquisition and resale of specified trade receivables generated by the Company. Funding retains no interest in the investment in the Receivables sold to Redwood, an independent issuer of receivables-backed commercial paper, and has not experienced any gains or losses on the sale of the investment in Receivables to Redwood. The Company believes minimal counter party risk exists due to the financial strength of the independent issuer of the commercial paper.

Seasonality

         The Company’s sales are broadly distributed over markets with staggered seasonality and, therefore, generally do not exhibit significant seasonal trends.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets”. Statement No. 141 prohibits the pooling of interest method of accounting for business combinations initiated after June 2001. Statement No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to testing for impairment on an annual basis, or as events occur that would reduce the fair value of such asset below its carrying value. The Company plans to adopt Statement No. 142 in the first quarter of fiscal 2003. Management does not believe the adoption of these statements will have a material effect on the consolidated financial statements of the Company.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt Statement No. 143 in the first quarter of fiscal 2003. Management has determined the adoption of this statement will not have a material effect on the consolidated financial statements of the Company.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt Statement No. 144 in the first quarter of fiscal 2003. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

         In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections.” Statement No. 145 provides that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” should not be classified as extraordinary items. The Company plans to adopt Statement No. 145 during fiscal 2003. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addressing financial accounting and reporting for costs associated with exit or disposal activities, and requiring that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. In summary, Statement No. 146 requires that the liability be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. The Company plans to adopt Statement No. 146 during fiscal 2003. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

Forward Looking Statements

         Statements herein regarding the Company’s anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Exchange Act of 1933 and Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Statements herein regarding the Company’s performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on selling prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources and possible changes in governmental policies affecting raw material costs. In addition, governmental trade policies, including establishment of textile quotas and tariffs, may be changed in response to terrorist attacks and related military action and the Company’s performance in future periods is subject to other risks associated with possible future terrorist activity or the governmental or the military response thereto. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

Other Data

         EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

	Fiscal Year

	2000	2001	2002

Net income (loss)	$33,003	$1,257	$(130)

Interest expense, net	20,249	20,396	18,449

Discount and expenses on sale of receivables	5,578	4,935	1,117

Provision for income taxes	18,580	540	(227)

Depreciation and amortization	42,838	46,399	45,538

Facility restructuring	—	—	5,330

Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	(4,700)	1,950	(2,150)

EBITDA	$115,548	$75,477	$67,927

         EBITDA as calculated by the Company is not necessarily comparable with similarly titled measures presented by other companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company’s variable rate borrowings may affect the Company’s earnings. However, the Company’s use of interest rate swap agreements will limit the negative impact of higher interest rates. Assuming the revolving credit facility and interest rate swap agreements at August 30, 2002 remain in effect throughout fiscal 2003, a 10% change in the effective average interest rate would not have a material effect on the Company’s pretax earnings for fiscal 2002. In addition, a 10% change in interest rates would not have a material effect on the fair value of the Company’s interest rate swap agreements and senior subordinated notes.

         Increases or decreases in the market price of cotton may affect the valuation of the Company’s inventories and fixed purchase commitments and, accordingly, the Company’s earnings. The potential decline in fair value of these inventories and fixed purchase commitments resulting from a 10% decline in market prices is estimated to be approximately $8 to $11 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVONDALE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 25, 2000, August 31, 2001
and August 30, 2002

REPORT OF MANAGEMENT

The consolidated financial statements of the Company included in this Annual Report on Form 10-K have been prepared by its management, who are responsible for the content of those consolidated financial statements. In management’s opinion, the consolidated financial statements reflect amounts based upon management’s best estimates and informed judgments and present fairly the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America. Management has also prepared the other information contained in this Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

The Company maintains a system of internal accounting controls and procedures intended, consistent with justifiable cost, to provide reasonable assurance that transactions are executed as authorized, that they are properly recorded to produce reliable financial records, and that accountability for assets is maintained. The system includes a code of business conduct, employment of qualified personnel, segregation of duties, prescribed procedures creating checks and balances, an internal auditing function and senior management review of operating results in comparison to predetermined standards, budgets, forecasts and historical results. Crisp Hughes Evans LLP, our independent accountants, have evaluated the Company’s internal controls and performed tests of procedures and accounting records in connection with their audit of the 2002 consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. Their report on the 2002 consolidated financial statements is included in this Annual Report.

The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets with representatives of management, the internal auditors and the independent accountants jointly and independently, as needed. Functions of the Audit Committee include approving the selection and fees of the independent accountants; conferring with the independent accountants and reviewing the scope of the annual audit examination and the results thereof; reviewing the Company’s Annual Report and other filings with the Securities and Exchange Commission; reviewing the adequacy of the Company’s internal auditing function, as well as the accounting and financial controls and procedures of the Company; and approving the nature and scope of non-audit services performed by the independent accountants.

AVONDALE INCORPORATED

By: /s/ G. Stephen Felker	By:/s/ Jack R. Altherr, Jr.

Name: G. Stephen Felker	Name: Jack R. Altherr, Jr.

Title: Chairman of the Board, President and Chief Executive Officer	Title: Vice Chairman, Chief Financial Officer and Director

Date: November 11, 2002	Date: November 11, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avondale Incorporated:

         We have audited the accompanying consolidated balance sheet of Avondale Incorporated and subsidiaries as of August 30, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated balance sheet of Avondale Incorporated and subsidiaries as of August 31, 2001 and the related consolidated statements of income, shareholders’ equity and cash flows and the schedule referred to below for each of the fiscal years ended August 25, 2000 and August 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule, prior to the restatement as described in note 8, in their report dated October 9, 2001.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avondale Incorporated and subsidiaries as of August 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         Our audit was made for the purpose of forming an opinion on the 2002 basic consolidated financial statements taken as a whole. The schedule listed in the Index at Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the 2002 information fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

         As described in note 8, the consolidated financial statements for the years ended August 25, 2000 and August 31, 2001 have been restated. We audited the adjustments described in note 8 which were applied to restate those consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any other procedures to the 2000 and 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 consolidated financial statements taken as a whole.

CRISP HUGHES EVANS LLP

Atlanta, Georgia
October 11, 2002

         The report that appears below is a copy of the report issued by the Company’s previous independent accountants, Arthur Andersen, LLP. That firm has discontinued performing auditing and accounting services.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avondale Incorporated:

         We have audited the accompanying consolidated balance sheets of Avondale Incorporated as of August 31, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended August 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avondale Incorporated as of August 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index at Item 14 (a) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
October 9, 2001

AVONDALE INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 31,	August 30,
	2001	2002

ASSETS

Current assets

Cash	$2,969	$2,261

Accounts receivable, less allowance for doubtful accounts of $2,616 in 2001 and $2,199 in 2002	46,573	40,730

Inventories	99,671	86,946

Prepaid expenses	1,409	385

Income taxes refundable	6,721	6,550

Total current assets	157,343	136,872

Assets held for sale	—	3,645

Property, plant and equipment Land	8,400	6,634

Buildings	91,383	81,823

Machinery and equipment	566,279	526,897

	666,062	615,354

Less accumulated depreciation	(379,228)	(369,728)

	286,834	245,626

Other assets	8,817	10,672

	$452,994	$396,815

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$24,147	$29,993

Accrued compensation, benefits and related expenses	10,194	10,369

Accrued interest	4,595	4,576

Other accrued expenses	14,248	10,207

Long-term debt due in one year	500	2,523

Total current liabilities	53,684	57,668

Long-term debt	229,650	167,477

Deferred income taxes and other long-term liabilities	39,659	41,415

Commitments and contingencies

Shareholders’ equity

Preferred stock $.01 par value; 10,000 shares authorized	—	—

Common stock

Class A, $.01 par value; 100,000 shares authorized; issued and outstanding — 11,552 shares in 2001 and 2002	115	115

Class B, $.01 par value; 5,000 shares authorized; issued and outstanding — 979 shares in 2001 and 2002	10	10

Capital in excess of par value	39,669	39,669

Accumulated other comprehensive loss	(561)	(889)

Retained earnings	90,768	91,350

Total shareholders’ equity	130,001	130,255

	$452,994	$396,815

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended

	August 25,	August 31,	August 30,
	2000	2001	2002

Net sales	$836,544	$772,768	$659,735

Operating costs and expenses Cost of goods sold	677,952	666,205	560,794

Depreciation	42,250	45,681	44,956

Selling and administrative expenses	38,474	32,989	28,289

Facility restructuring charges	—	—	7,000

Operating income	77,868	27,893	18,696

Interest expense, net	20,249	20,396	18,449

Discounts and expenses on sales of receivables	5,578	4,935	1,117

Other expenses (income), net	458	765	(513)

Income (loss) before income taxes	51,583	1,797	(357)

Provision for (benefit of) income taxes	18,580	540	(227)

Net income (loss)	$33,003	$1,257	$(130)

Per share data

Net income (loss) – basic	$2.61	$.10	$(.01)

Net income (loss) – diluted	$2.57	$.10	$(.01)

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
	Common Stock		Capital in	Other		Total
		Issued	Excess of	Comprehensive	Retained	Shareholders
	Shares	Amount	Par Value	Loss	Earnings	Equity

Balance as previously reported at August 27, 1999	12,677	$127	$39,835	$—	$65,034	$104,996

Adjustment of deferred income taxes	—	—	—	—	4,000	4,000

Balance at August 27, 1999	12,677	127	39,835	—	69,034	108,996

Net income	—	—	—	—	33,003	33,003

Cash dividends ($0.40 per share)	—	—	—	—	(5,062)	(5,062)

Common stock issued	22	—	349	—	—	349

Purchase and retirement of treasury stock	(155)	(2)	(488)	—	(2,291)	(2,781)

Balance at August 25, 2000	12,544	125	39,696	—	94,684	134,505

Net income	—	—	—	—	1,257	1,257

Cumulative effect of adoption of Statement No. 133, net of income taxes	—	—	—	427	—	427

Change in fair value of interest rate swaps, net of income taxes	—	—	—	(988)	—	(988)

Cash dividends ($0.40 per share)	—	—	—	—	(5,015)	(5,015)

Common stock issued	1	—	20	—	—	20

Purchase and retirement of treasury stock	(14)	—	(47)	—	(158)	(205)

Balance at August 31, 2001	12,531	125	39,669	(561)	90,768	130,001

Refund of prior year income taxes	—	—	—	—	4,471	4,471

Net loss	—	—	—	—	(130)	(130)

Change in fair value of interest rate swaps, net of income taxes	—	—	—	(328)	—	(328)

Cash dividends ($0.30 per share)	—	—	—	—	(3,759)	(3,759)

Balance at August 30, 2002	12,531	$125	$39,669	$(889)	$91,350	$130,255

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	August 25,	August 31,	August 30,
	2000	2001	2002

Operating activities

Net income (loss)	$33,003	$1,257	$(130)

Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization	42,838	46,399	45,538

Provision for deferred income taxes	2,181	6,543	3,534

Loss (gain) on sale of equipment and facility restructuring charges	(99)	640	5,379

Sales of accounts receivable, net	(7,000)	(20,000)	12,390

Changes in operating assets and liabilities

Accounts receivable	2,417	27,958	(6,547)

Inventories	594	6,294	12,725

Other assets and liabilities, net	(9,908)	11,165	(3,773)

Accounts payable and accrued expenses	4,736	(23,069)	1,961

Income taxes payable	(1,035)	(9,096)	—

Net cash provided by operating activities	67,727	48,091	71,077

Investing activities

Purchase of property, plant and equipment	(30,477)	(91,139)	(13,086)

Proceeds from sale of property, plant and equipment	1,416	875	739

Net cash used in investing activities	(29,061)	(90,264)	(12,347)

Financing activities

Payments on long-term debt	(3,250)	(10,000)	(2,500)

Advances (payments) on revolving line of credit, net	(36,100)	52,475	(77,650)

Issuance of long-term debt	7,500	—	20,000

Refund of prior year income taxes	—	—	4,471

Issuance of common stock	349	20	—

Purchase and retirement of treasury stock	(2,781)	(205)	—

Dividends paid	(5,062)	(5,015)	(3,759)

Net cash provided by (used in) financing activities	(39,344)	37,275	(59,438)

Decrease in cash	(678)	(4,898)	(708)

Cash and cash equivalents at beginning of year	8,545	7,867	2,969

Cash and cash equivalents at end of year	$7,867	$2,969	$2,261

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 30, 2002

         1.     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiary, Avondale Mills, Inc. (“Avondale Mills”) and, prior to its dissolution on August 30, 2002, Avondale Receivables Company, a special purpose subsidiary of Avondale Mills, (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. Certain prior year financial statement amounts have been reclassified to conform to the current year’s presentation. Unless otherwise stated, all references to years relate to the Company’s fiscal year, which ends on the last Friday in August, rather than calendar years, and may contain 52 or 53 weeks.

         As described in note 6, on August 30, 2002, Avondale Funding, LLC, a special purpose subsidiary of Avondale Mills, was established to replace Avondale Receivables Corporation, and to provide financing through the sale of accounts receivable generated by the Company. The Company accounts for its investment in Avondale Funding, LLC using the equity method of accounting.

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

         Inventories: Inventories are stated at the lower of cost or market value. Except for certain supply inventories valued on an average cost basis, the cost of the Company’s inventories is determined on a last-in, first-out (“LIFO”) basis. Under LIFO, current material and conversion costs are charged to cost of goods sold while inventories are valued using costs incurred in the initial and subsequent fiscal years following election of the LIFO method. In periods of declining prices, LIFO values may exceed current replacement market values and require downward adjustment. Estimates, including the estimated costs to complete work in process inventories and the estimated realizable values of all inventories, are used in determining the lower of LIFO cost and market. During periods when current costs or inventory quantities fluctuate significantly, use of the LIFO method may produce cost of goods sold that differs significantly from that which would be produced under other inventory methods.

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

         Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. The Company matches

25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $7.3 million and $0.1 million for fiscal 2000 and 2001, respectively. Due primarily to a decline in vested values under provisions of the deferred compensation plan, these plans yielded a net credit or reversal of expense of $0.8 million for fiscal 2002.

         Self-insurance Programs: The Company maintains self-insurance programs which provide workers’ compensation benefits, long-term disability benefits for claims incurred prior to January 1, 2001, and medical and dental benefits for its associates. Workers’ compensation insurance is purchased to provide coverage up to statutory limits, in excess of a self-insurance retention of $350,000 per occurrence. Long-term disability benefits for claims incurred subsequent to January 1, 2001 are covered by a purchased insurance policy.

         Self-insurance reserves for workers’ compensation benefits are recorded based on actuarial estimates. Self-insurance reserves for long-term disability benefits relating to claims incurred prior to January 1, 2001 and medical and dental benefits are recorded based on the estimates of management taking into consideration claims payment experience and current conditions which may affect future experience. Actual experience may differ from those estimates.

         Other Assets and Other Long-Term Liabilities: Other assets consist primarily of unamortized loan fees, goodwill, cash surrender value of life insurance, and deposits on machinery and equipment purchases. Loan fees are amortized on a straight line basis over the outstanding term of the related debt. Goodwill is amortized on a straight line basis over 20 years. Other long-term liabilities consist of accrued postretirement and workers’ compensation benefits and deferred compensation for certain key management personnel.

         Fair Value of Financial Instruments: The carrying values of cash, accounts receivable, certain other assets, accounts payable and accrued expenses approximate reasonable estimates of their fair values at August 31, 2001 and August 30, 2002. See Notes 5 and 9 for disclosures related to the fair values of interest rate swap agreements and long-term debt.

         Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding. For Fiscal 2002, employee and director options are not considered due to their antidilutive effect. Share information is summarized as follows (in thousands):

	2000	2001	2002

Weighted average shares outstanding -

Basic	12,652	12,536	12,531

Effect of employee and director stock options	174	128	—

Weighted average shares outstanding -

Diluted	12,826	12,664	12,531

         Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee and director stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”). The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for the stock option grants.

         Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the year (7%, 7% and 7% of total revenues in fiscal 2000, 2001 and 2002, respectively) on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company.

         The credit status of each customer is approved and monitored by the Company. Sales to V.F. Corporation and its affiliates represented 15% of net sales for fiscal 2000, 17% of net sales for fiscal 2001 and 20% of net sales for fiscal 2002.

         Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets”. Statement No. 141 prohibits the pooling of interest method of accounting for business combinations initiated after June 2001. Statement No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to testing for impairment on an annual basis, or as events occur that would reduce the fair value of such asset below its carrying value. The Company plans to adopt Statement No. 142 in the first quarter of fiscal 2003. Management does not believe the adoption of these statements will have a material effect on the consolidated financial statements of the Company.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt Statement No. 143 in the first quarter of fiscal 2003. Management has determined the adoption of this statement will not have a material effect on the consolidated financial statements of the Company.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt Statement No. 144 in the first quarter of fiscal 2003. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

         In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections.” Statement No. 145 provides that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” should not be classified as extraordinary items. The Company plans to adopt Statement No. 145 during fiscal 2003. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addressing financial accounting and reporting for costs associated with exit or disposal activities, and requiring that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. In summary, Statement No. 146 requires that the liability be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. The Company plans to adopt Statement No. 146 during fiscal 2003. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

         2.     Facility Restructuring: In response to the highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.8 million during fiscal 2002. Additionally, the Company implemented reductions in certain manufacturing overhead costs and selling, general and administrative expenses in September 2001. In conjunction with these actions and the two plant closings, the Company recorded expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions. At August 30, 2002, estimated costs of approximately $180,000 related to the facility restructuring remain outstanding, and are included in other accrued expenses in the consolidated balance sheets.

         At August 30, 2002, the two closed plant facilities, certain real estate properties and certain items of equipment have been identified as available for sale and are included at estimated net realizable values in assets held for sale in the consolidated balance sheets.

         3.     Segment Information: The Company operates principally in three segments: apparel fabrics, yarns and other sales. Apparel fabrics manufactures and markets cotton and cotton-blend fabrics used in the manufacture of jeans, sportswear and utilitywear. Yarns manufactures and markets cotton and cotton-blend yarns to customers in the knitting and weaving industries. Other sales include the manufacturing and marketing of a variety of greige and specialty fabrics to apparel, home furnishings, industrial, military and recreational product manufacturers, and revenues from the Company’s trucking operation. The unallocated amounts shown below reflect expenses, assets and capital expenditures for centralized transportation, warehouse and administrative services (in thousands).

	2000	2001	2002

Revenues:

Apparel fabrics	$616,436	$604,168	$524,766

Yarns	231,748	236,842	189,057

Other	86,091	78,570	70,715

	934,275	919,580	784,538

Less intersegment sales	97,731	146,812	124,803

Total	$836,544	$772,768	$659,735

Income (loss):

Apparel fabrics	$85,887	$46,953	$39,976

Yarns	7,942	(357)	(4,313)

Other	10,100	3,390	4,060

Unallocated	(26,061)	(22,093)	(21,027)

Total operating income	77,868	27,893	18,696

Interest expense	20,249	20,396	18,449

Discounts and expenses on sales of receivables	5,578	4,935	1,117

Other expenses (income), net	458	765	(513)

Income (loss) before income taxes	$51,583	$1,797	$(357)

Identifiable Assets:

Apparel fabrics	$308,306	$298,399	$253,348

Yarns	73,658	92,972	75,018

Other	27,653	23,022	17,728

Unallocated	29,091	38,601	50,721

Total	$438,708	$452,994	$396,815

	2000	2001	2002

Depreciation and Amortization:

Apparel fabrics	$26,653	$31,396	$28,188

Yarns	10,162	8,968	11,019

Other	3,924	3,937	3,597

Unallocated	2,099	2,098	2,734

Total	$42,838	$46,399	$45,538

Capital Expenditures:

Apparel fabrics	$18,698	$46,302	$6,391

Yarns	8,377	41,855	4,820

Other	2,564	1,994	344

Unallocated	838	988	1,531

Total	$30,477	$91,139	$13,086

Geographic Sales Information:

United States	$773,426	$723,758	$612,706

All Other	63,118	49,010	47,029

Total	$836,544	$772,768	$659,735

         4.     Comprehensive Income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows (in thousands):

	2001	2002

Net income (loss)	$1,257	$(130)

Cumulative effect of adoption of Statement of Financial Accounting Standards No. 133, net of income taxes	427	—

Change in fair value of interest rate swaps, net of income taxes	(988)	(328)

Comprehensive income (loss)	$696	$(458)

         5.     Derivatives: The Company has adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value of the derivative instruments be recorded as unrealized gains or losses in either net income or other comprehensive income depending on whether specific hedge accounting criteria are met.

         Upon adoption of Statement No. 133, the Company recorded the fair value of the interest rate swap agreements, approximately $427,000 net of income taxes, in other assets and accumulated other comprehensive income at the beginning of fiscal 2001. For the fiscal years ended August 31, 2001 and August 30, 2002, declines in fair value of approximately $988,000 and $327,000, respectively, net of income taxes, were recorded as unrealized losses in other comprehensive income.

         6.     Receivables Securitization Facilities: On August 30, 2002, the Company and its wholly owned, special purpose subsidiary, Avondale Funding, LLC (“Funding”), entered into an arrangement (“Receivables Securitization Facility”) with an independent issuer of receivables-backed commercial paper to provide financing of up to $90 million through the sale of undivided interests in certain trade receivables (“Receivables”) originated by the

Company. The Receivables Securitization Facility extends until the earlier of 90 days before the specified final receivables purchase date, August 29, 2007, or certain specified termination events. The Receivables Securitization Facility replaced a previous securitization facility with a bank. The Company has been engaged by Funding and the issuer of commercial paper to service the receivables.

         The Company sells, or transfers as a contribution of capital, the Receivables, at a discount and without recourse, to Funding, whose sole business purpose is the acquisition and financing of the Receivables. Funding sells an undivided interest in a specified portion of the Receivables to the issuer of commercial paper to provide the funds required to purchase the Receivables from the Company. Proceeds from the collection of the Receivables are used by Funding to purchase additional Receivables from the Company, repay the issuer of commercial paper in the event that sufficient additional Receivables are not available to maintain its investment, and pay fees and expenses. Funding retains no interest in the investment in the Receivables sold to the issuer of commercial paper, and has experienced no gains or losses on such sales. Funding is a separate corporate entity with it own creditors who, in the event of Funding’s liquidation, will be entitled to a claim on Funding’s assets prior to any distribution to the Company.

         The discount rate on the Receivables purchased from the Company by Funding is based on the fair market value of the Receivables. The discount rate on the undivided interest in the Receivables purchased by the commercial paper issuer from Funding is tied to the commercial paper rate plus a specified number of basis points. Funding is required to pay certain unused availability fees under the Receivables Securitization Facility.

         The Receivables Securitization Facility contains customary covenants, including requirements to maintain certain financial ratios, and includes provisions relating to cross defaults to other debt obligations of the Company.

         In accordance with the provisions of Financial Accounting Standards Board Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets,” the Company includes in accounts receivable in its consolidated balance sheets the portion of Receivables sold to Funding which have not been resold by Funding to the commercial paper issuer.

         At August 31, 2001 and August 30, 2002, the outstanding amount of investments by third parties under the agreements was $66 million and $74 million, respectively. Accounts receivable in the consolidated balance sheets have been reduced by approximately $67.2 million and $74.6 million at August 31, 2001 and August 30, 2002, respectively, representing the face amount of the outstanding receivables sold at those dates. During fiscal 2001 and 2002, the Company received approximately $748 million and $595 million, respectively, from sales of receivables under the facilities. The cost to service the receivables is remitted weekly and therefore no servicing asset or liability has been recorded.

         Under the securitization agreements, discounts of $5.6 million, $4.9 million and $1.1 million for fiscal years 2000, 2001, and 2002, respectively, have been included in discounts and expenses on sales of receivables in the consolidated statements of income.

         Under the securitization agreement in effect prior to August 30, 2002, the Company sold an undivided interest in a defined pool of receivables held by Avondale Receivables Company. The receivables were transferred to a trust at a discount, and the trust then sold variable funding certificates to lending institutions or other investors representing undivided ownership interests in a defined portion of the receivables. Such certificates did not represent obligations of, or interests in, and were not guaranteed or insured by, the Company. Proceeds from the issuance of the certificates were remitted to the Company.

         The Company retained a residual interest in the receivables under the previous securitization agreement in an amount equal to the excess of the receivables over the certificates sold. Such residual interest was included in accounts receivable in the consolidated balance sheets. The carrying value of the residual interest approximated fair value due to the short period of time required to collect the underlying receivables. All losses, credits or other adjustments relating to the receivables were applied as deductions to the Company’s residual interest in the receivables. At August 31, 2001, an allowance of $4.6 million related to the receivables is included in other accrued expenses in the consolidated balance sheets.

         The previous securitization agreement required the Company to maintain sufficient levels of receivables to collateralize the outstanding certificates. The agreement also contained various covenants, representations and warranties customary to the operation of such securitization programs. The agreement did not include financial covenants but contained cross defaults to other debt obligations of the Company. The Company, as agent for the trust, was responsible for the collection and administrative processing of the receivables. No servicing asset or liability was recorded since the cost to service the receivables approximated the servicing income.

         7.     Inventories: Components of inventories are as follows (in thousands):

	August 31,	August 30,
	2001	2002

Finished goods	$33,955	$27,013

Work in process	39,470	33,586

Raw materials	11,713	9,042

Dyes and chemicals	5,058	6,163

	90,196	75,804

Adjustment of carrying value to LIFO basis, net of market adjustment	2,750	4,900

	92,946	80,704

Supplies at average cost	6,725	6,242

	$99,671	$86,946

         8.     Income Taxes: Provision for income taxes is composed of the following (in thousands):

	2000	2001	2002

Current:

Federal	$16,116	$(4,280)	$(3,602)

State	283	(1,723)	(159)

	16,399	(6,003)	(3,761)

Deferred:

Federal	1,888	5,662	3,079

State	293	881	455

	2,181	6,543	3,534

	$18,580	$540	$(227)

         The following table shows the reconciliation of federal income taxes at the statutory rate on income (loss) before income taxes to reported income tax expense (benefit) (in thousands):

	2000	2001	2002

Federal income taxes at statutory rate	$18,055	$629	$(125)

State income taxes, net of federal tax effect	374	(548)	192

Other	151	459	(294)

	$18,580	$540	$(227)

         At August 30, 2002, income taxes refundable represent the estimated tax benefit on tax basis operating losses for fiscal 2001 and 2002. The Company expects to receive approximately $1.5 million of the refund in early fiscal 2003 and use the remaining amount to offset taxes due on fiscal 2003 earnings.

         The Company made income tax payments of $17.3 million and $6.1 million during fiscal 2000 and 2001. During fiscal 2002, the Company made no income tax payments, but received a refund of estimated fiscal 2001 income taxes paid of approximately $5.0 million.

         Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company’s year-end deferred tax liabilities and assets are as follows (in thousands):

	August 31,	August 30,
	2001	2002

Deferred tax liabilities:

Depreciation	$28,523	$28,404

Inventory valuation	5,852	6,631

Other	2,529	2,098

	36,904	37,133

Deferred tax assets:

Employee benefit programs	9,036	6,308

Receivable reserves	2,910	2,750

Other	891	474

	12,837	9,532

Net deferred tax liabilities	$24,067	$27,601

         A net benefit of $4.5 million, related to receipt of an income tax refund resulting from a settlement with the Internal Revenue Service Appeals Division in the fourth quarter of fiscal 2002, is included as an addition to retained earnings for fiscal 2002 on the consolidated statement of shareholders’ equity. The claim for the refund was filed in fiscal 1997 utilizing tax basis deductions against fiscal 1994 taxable income, related to consideration paid in the repurchase of treasury stock. Given the technical nature of the claim and resulting uncertainty of recovery, recognition of the refund claim was deferred until successful resolution in fiscal 2002. Interest received in conjunction with the refund of approximately $1.7 million is included as a reduction in interest expense, net for fiscal 2002 on the consolidated statements of income.

         Following the successful settlement of the refund claim noted above, the Company reassessed the balance of certain deferred income taxes. Based on this evaluation, the Company determined that the estimates used to establish deferred taxes prior to fiscal 1998 were too conservative and resulted in an overstatement of deferred income tax liabilities. Accordingly, an adjustment of $4.0 million has been recorded as an addition to the balance of retained earnings at August 27, 1999 on the consolidated statements of shareholders equity.

         9.     Long-term Debt: Long-term debt consists of the following (in thousands):

	August 31,	August 30,
	2001	2002

Revolving credit facility, interest tied to banks’ base rate or alternative rates, 4.72% - 7.75% in 2002, due January 2004	$102,650	$25,000

Equipment note, 5.35% in 2002, due in monthly installments of approximately $360 beginning March 2003, with final payment of approximately $876 due August 2007	—	20,000

Industrial revenue bonds, floating rate, 4.38% - 5.7% in 2002	2,500	—

Senior subordinated notes, 10.25%, due May 1, 2006	125,000	125,000

	230,150	170,000

Less current portion	(500)	(2,523)

	$229,650	$167,477

         The Company maintains a secured revolving credit facility with a group of banks, amended August 30, 2002 to revise certain financial covenants and adjust interest rate pricing, which provides aggregate borrowing availability of a maximum of $100 million through January 2004. Under the terms of this agreement, the Company can designate an interest rate tied to the Eurodollar rate (adjusted for any reserves) or the banks’ base rate, or at alternative rates negotiated with the lead bank, for specified time periods. A commitment fee is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company’s assets. Covenants of the credit agreement require the Company to maintain certain cash flow ratios and debt to equity ratios, and contain restrictions on payment of dividends. Under the most restrictive of these covenants, $11.6 million of retained earnings was available for payment of dividends at August 30, 2002.

         The Company uses interest rate swap agreements to effectively convert a portion of the borrowings outstanding under the revolving credit facility to a fixed rate, thus reducing the impact of interest rate changes on future income. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 30, 2002, the Company had interest rate swap agreements with notional amounts aggregating $35 million providing an effective weighted average interest rate of 5.3%. See Note 5 for disclosures related to the fair market value of the interest rate swap agreements at August 30, 2002.

         The equipment note, a secured five-year installment loan, was executed on July 30, 2002 in the amount of $20.0 million. The equipment note is to be repaid in 53 monthly payments of approximately $360,000 commencing March 1, 2003 and a final payment of approximately $896,000 on August 1, 2007. Interest accrues on the unpaid principal balance of the equipment note at a rate established annually on August 1 based on the Eurodollar rate plus a specified number of basis points, and is paid monthly commencing September 1, 2002 through the final payment date. The Company may, at its one time option, elect a fixed interest rate for the remaining term of the equipment note based on the Federal Reserve “Interest Rate Swap” rate of interest, as quoted for the term closest to the remaining term of the equipment note, plus a specified number of basis points. The equipment note is secured by a senior lien on substantially all of the equipment of two plant locations, which had a carrying value of approximately $37.5 million at August 30, 2002. The equipment note contains customary covenants, including requirements to maintain certain financial covenants, and includes provisions relating to cross defaults to other debt obligations of the Company.

         During fiscal 2002, the Company repaid $2.5 million of industrial revenue bonds without penalty.

         The Company has $125 million of 10.25% senior subordinated notes outstanding which mature on May 1, 2006. The notes are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the notes is due on May 1 and November 1 of each year. At both August 31, 2001 and August 30, 2002, the market value of the notes was approximately $116 million. The Company does not anticipate settlement of the notes at fair value and currently expects the notes to remain outstanding through maturity.

         The senior subordinated notes are redeemable at the Company’s option, in whole or in part, at a scheduled redemption price of 103.417%, which declines in intervals to 100% in 2004 and thereafter.

         The indenture under which the senior subordinated notes were issued contains, among other things, certain restrictive covenants which apply to Avondale Mills on issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

         At August 30, 2002, the Company was in compliance with the covenants of the revolving credit facility, receivables securitization facility, equipment note and subordinated note indenture.

         The carrying value of the Company’s revolving credit facility, industrial revenue bonds and equipment note approximates fair value.

         Aggregate maturities of long-term debt are as follows (in thousands):

2003	$2,523

2004	29,325

2005	4,325

2006	129,325

2007	4,502

$170,000

         In connection with the Company’s borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $19.3 million, $19.6 million and $18.8 million in fiscal 2000, 2001 and 2002, respectively.

         10.     Postretirement Benefits: The estimated cost of postretirement benefits is recorded ratably over the service lives of the associates expected to receive such benefits. The Company provides certain life and medical insurance benefits granted in 1964 to a closed group of associates, the majority of whom have retired, who were in designated positions of management and met certain age requirements at the time of grant. Certain medical benefits are also provided to three closed groups of early retirees as a result of the acquisition of the textile business of Graniteville Company in fiscal 1996. In addition, current associates (and their covered dependents) that retire on or after age 55 with at least 15 years of service are eligible for continued medical coverage through age 65. Benefits are paid from the general assets of the company.

         Changes in the accumulated postretirement benefit obligation were as follows (in thousands):

	2001	2002

Beginning balance	$7,901	$8,214

Service cost	95	102

Interest cost	576	590

Amortization of prior service cost	332	332

Benefits paid	(486)	(1,185)

Actuarial gain	(204)	(202)

Ending balance	$8,214	$7,851

         Components of the accrued postretirement benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets were as follows (in thousands):

	August 31,	August 30
	2001	2002

Accumulated post retirement benefit obligation	$(7,623)	$(7,667)

Unrecognized prior service cost	1,992	1,660

Unrecognized net gain	(2,583)	(1,844)

Accrued postretirement benefit liability	$(8,214)	$(7,851)

         The Company recorded postretirement benefit costs based on actuarial calculations using a weighted average discount rate of 8% for fiscal 2000 and 2001 and 7% for fiscal 2002. Net postretirement benefit costs include the following components (in thousands):

	2000	2001	2002

Service cost	$95	$95	$102

Interest cost	677	576	590

Net amortization	332	332	332

Recognized actuarial gain	(43)	(204)	(202)

Net postretirement benefit cost	$1,061	$799	$822

         A weighted average annual rate of increase in the per capita cost of covered health care benefits of 6% was assumed for 2002, decreasing gradually to 5% in 2004 and thereafter. An increase of 1% in the assumed health care cost rate of increase would not have a significant impact on the accumulated post retirement benefit obligation or the aggregate net periodic postretirement benefit cost.

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

         The Company maintains an employee Stock Option Plan that allows for the grant of non-qualified and incentive stock options. Under this Stock Option Plan, options to purchase up to 1,081,250 shares of Class A Common Stock may be granted to full-time employees, including executive officers of the Company. Activity under the plan is summarized as follows (option shares in thousands):

	Grant Price Per Share

	$12.50	$18.00	$19.00

Stock options outstanding at August 27, 1999	505	325	—

Options granted	—	—	110

Options redeemed	(30)	—	—

Stock options outstanding at August 25, 2000	475	325	110

Options exercised	—	(1)	—

Options forfeited	—	(68)	—

Stock options outstanding at August 31, 2001	475	256	110

Options exercised	—	—	—

Options forfeited	—	(8)	(10)

Stock options outstanding at August 30, 2002	475	248	100

Average contractual life remaining in years	2.3	3.8	7.3

Stock options exercisable at August 30, 2002	475	248	40

         The exercise prices of the options granted approximated the fair market value of the Company’s Common Stock on the dates of grant. Options forfeited by employees leaving the Company are reinstated as available for grant. All options granted vest ratably over five years and may be exercised for a period of ten years. At August 30, 2002, there were 132,000 stock options available for grant.

         The Company maintains a Stock Option Plan for Non-employee Directors, under which 100,000 shares of the Company’s Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 2000, 12,000 non-qualified options were granted. During fiscal 2001 and 2002, 14,000 non-qualified options were granted in each year. The exercise price of each grant was $19.00, $19.00 and $16.50 per share, respectively. At August 30, 2002, 36,000 non-qualified options remain available for grant.

         Pro forma information regarding the effect on the Company’s results of operations, assuming employee and non-employee director stock options had been accounted for under the fair value method of Financial Accounting Standards Board Statement No. 123, was calculated using the “minimum value” method which is permitted for companies with nonpublic equity. The following weighted average assumptions were used in these calculations for options granted in fiscal 2000, 2001 and 2002:

	2000	2001	2002

Risk free interest rate	4.6%	4.8%	4.3%

Expected dividend yield	1.8%	1.8%	2.4%

Expected lives	8 years	8 years	8 years

         The total values of the options granted during fiscal 2000, 2001 and 2002 were computed as approximately $332,000, $53,000 and $30,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with Statement No. 123, the reported net income (loss) and net income (loss) per share would be revised to the following pro forma amounts (in thousands, except per share data):

	2000	2001	2002

Net income (loss):

As reported	$33,003	$1,257	$(130)

Pro forma	32,413	1,204	(169)

Net income (loss) per share:

Basic

As reported	$2.61	$.10	$(.01)

Pro forma	2.56	.10	(.01)

Diluted

As reported	$2.57	$.10	$(.01)

Pro forma	2.53	.10	(.01)

         Because the accounting provisions of Statement No. 123 only apply to options granted after December 1995, the pro forma compensation cost presented may not be representative of that to be expected in future years.

         12.     Commitments and Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management’s estimates of the costs of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on its future results of operations or financial position.

         On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ property, which allegedly interfered with the plaintiffs’ use of the property.As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company, and others (“Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiff’s counsel, which includes attorneys who acted as co-plaintiff’s counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court allowed the case to proceed to the discovery phase. On April 25, 2002, the trial court held a hearing on summary judgement motions and, on May 22, 2002, entered judgment as a matter of law in the Company’s favor on all counts except the narrow legal theory involving public nuisance tort. A trial on this single count is scheduled to begin in February 2003. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

         The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

         The Company leases certain of its facilities and equipment, primarily a warehouse, several sales offices and computer equipment. Future minimum rental payments required under such leases that have lease terms in excess of one year are as follows (in thousands):

2003	$1,861

2004	1,612

2005	1,473

2006	965

2007	965

Thereafter	183

$7,059

         Rent expense for operating leases totaled $2.3 million, $2.6 million and $2.6 for fiscal 2000, 2001 and 2002, respectively.

         Commitments for future additions to plant and equipment were approximately $2.6 million at August 30, 2002. Commitments for the purchase of raw materials were approximately $63.0 million at August 30, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At a meeting held on May 14, 2002, the audit committee of the Board of Directors of the Company approved the engagement of Crisp Hughes Evans LLP as its independent accountants for the fiscal year ended August 30, 2002. Concurrently, the audit committee of the Board of Directors determined to dismiss Arthur Andersen LLP, the Company’s former independent accountants. The Company notified both Arthur Andersen LLP and Crisp Hughes Evans LLP of the dismissal of Arthur Andersen LLP and the engagement of Crisp Hughes Evans LLP on May 15, 2002.

         The reports of Arthur Andersen LLP on the Company’s consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, nor was there any event of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

         In connection with the audits of the Company’s consolidated financial statements for each of the two fiscal years ended August 31, 2001, and in the subsequent interim period, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills, are as follows:

Name	Age	Positions Held

G. Stephen Felker	50	Chairman of the Board, President and Chief Executive Officer of the Company and Avondale Mills

Jack R. Altherr, Jr.	53	Vice Chairman, Chief Financial Officer, and Director of the Company and Avondale Mills

T. Wayne Spraggins	65	Vice President of Avondale Mills and President, Manufacturing Operations

Keith M. Hull	49	Vice President of Avondale Mills and President, Marketing and Sales

Craig S. Crockard	60	Vice President and Assistant Secretary of the Company and Vice President, Planning and Development and Assistant Secretary of Avondale Mills

M. Delen Boyd	46	Vice President, Controller and Secretary of the Company and Avondale Mills

Sharon L. Rodgers	46	Vice President, Human Resources of Avondale Mills and Assistant Secretary of the Company and Avondale Mills

Dale J. Boden(1)	45	Director of the Company and Avondale Mills

Kenneth H. Callaway(1)	47	Director of the Company and Avondale Mills

Robert B. Calhoun(1)(2)(3)	60	Director of the Company and Avondale Mills

Harry C. Howard(2)	73	Director of the Company and Avondale Mills

C. Linden Longino, Jr.(2)	66	Director of the Company and Avondale Mills

James A. Rubright (2)	55	Director of the Company and Avondale Mills

John P. Stevens(1)	73	Director of the Company and Avondale Mills

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Mr. Calhoun has been elected a director of the Company pursuant to that certain shareholder’s agreement dated as of April 29, 1996 by and among the Company and certain shareholders of the Company.

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

         The directors of the Company are elected annually by the shareholders of the Company. During the fiscal year ended August 30, 2002, the Board of Directors of the Company held four meetings.

         The Compensation Committee of the Board of Directors during fiscal 2002 consisted of John P. Stevens, Chairman of the Compensation Committee, Dale J. Boden, Robert B. Calhoun and Kenneth H. Callaway. None of the Members of the Compensation Committee is an employee of the Company. The Compensation Committee’s principal responsibilities consist of establishing the compensation for the Company’s Named Executive Officers and administering the Company’s Stock Option Plan. During the fiscal year ended August 30, 2002, the Compensation Committee held one meeting. See Report on Executive Compensation.

         The Audit Committee of the Board of Directors during fiscal 2002 consisted of Harry C. Howard, Chairman of the Audit Committee, Robert B. Calhoun, C. Linden Longino, Jr., and James A. Rubright. None of the members of the Audit Committee is an employee of the Company. During the fiscal year ended August 30, 2002, the Audit Committee held four meetings.

         The Audit Committee meets with the independent public accountants, internal auditors and management to assure that all are carrying out their respective responsibilities. The Audit Committee reviews the performance and fees of the independent public accountants prior to recommending their appointment, and meets with them, without management present, to discuss the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. Both the independent public accountants and the internal auditors have full access to the Audit Committee. A written charter for the Audit Committee was approved by the Board of Directors effective July 13, 2000.

         During fiscal 2002, the Company paid each non-employee director a quarterly fee of $5,250 plus reimbursement of out-of-pocket expenses.

         The Company adopted a stock option plan for its non-employee directors, effective September 1, 1997, under which 100,000 shares of the Company’s Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 2000, 12,000 non-qualified options were granted. During fiscal 2001 and 2002, 14,000 non-qualified options were granted in each respective year. At August 30, 2002, 36,000 non-qualified options remained available for grant.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 2002, 2001 and 2000 by the Company’s Chief Executive Officer and its four other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation(1)

	Fiscal			All Other
Name and Principal Position	Year	Salary($)	Bonus($)(2)	Compensation($)(3)

G. Stephen Felker	2002	800,016	400,000	1,578
Chairman of the Board, President and Chief	2001	800,016	—	2,983
Executive Officer	2000	800,016	1,015,359	7,230

Jack R. Altherr, Jr.	2002	355,008	100,000	5,760
Vice Chairman and Chief Financial Officer	2001	353,340	—	7,577
	2000	342,500	236,327	9,898

T. Wayne Spraggins	2002	296,016	75,000	11,050
Vice President and President, Manufacturing	2001	294,680	—	15,875
Operations	2000	285,836	190,664	15,030

Keith M. Hull	2002	298,032	75,000	4,115
Vice President and President, Marketing and Sales	2001	296,360	—	5,380
	2000	285,836	195,919	8,401

Craig S. Crockard	2002	134,520	25,000	3,915
Vice President, Planning and Development	2001	133,768	—	4,800
	2000	129,176	53,806	7,188

(1)	The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.

(2)	Amounts shown include cash bonuses earned under the Company’s management incentive plan, payments received in the Company’s distribution of cash profit sharing to all eligible associates of the Company, payments received in lieu of profit sharing contributions under the Company’s Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits, and such other payments as the Compensation Committee of the Board of Directors elects to make based upon the Company’s and respective officer’s performance.

(3)	Amounts shown reflect for fiscal 2000, (i) matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $1,275 on behalf of Messrs. Felker, Altherr, Spraggins and Hull, respectively, and $1,002 on behalf of Mr. Crockard, (ii) profit sharing contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $4,617 on behalf of Messrs. Felker, Altherr, Spraggins and Hull, respectively, and $3,590 on behalf of Mr. Crockard and (iii) life insurance premiums of $4,006, $9,138, $2,509, and $2,596 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Crockard, respectively, and taxable income of $1,339 to Mr. Felker in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 2001, (i) matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $1,275 on behalf of Messrs. Felker, Altherr, Spraggins and Hull respectively and $1,003 on behalf of Mr. Crockard, and (ii) life insurance premiums of $6,302, $14,600, $4,105, and $3,797 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Crockard, respectively, and taxable income of $1,708 to Mr. Felker in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 2002, (i) matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $1,500 on behalf of Messrs. Felker and Altherr and $1,398, $1,397 and $1,009 on behalf of Messrs. Spraggins, Hull and Crockard, respectively and (ii) life insurance premiums of $4,260, $9,662, $2,718 and $2,906 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Crockard, respectively, and taxable income of $78 to Mr. Felker in conjunction with a split dollar insurance agreement.

         Option Grants Table. The table below sets forth certain information relating to options granted during fiscal 2002 to each Named Executive Officer.

Option Grants Table

	Individual Grants				Potential
Realizable Value
		% of Total			at Assumed Annual
		Options			Rates of Stock
		Granted to			Price
	Number of Securities	Employees	Exercise		Appreciation for
	Underlying Options	in Fiscal	Price Per	Expiration	Option Term

	Granted	Year	Share	Date	5%	10%

G. Stephen Felker	—	—	—	—	—	—

Jack R. Altherr, Jr	—	—	—	—	—	—

T. Wayne Spraggins	—	—	—	—	—	—

Keith M. Hull	—	—	—	—	—	—

Craig S. Crockard	—	—	—	—	—	—

         Aggregated Options Table. The table below sets forth certain information with respect to options held at the end of fiscal 2002 by each Named Executive Officer.

Fiscal Year End Option Values Table

Number of
	Shares Underlying	Value of
	Unexercised	Unexercised
	Options at	Options at
	Fiscal Year End	Fiscal Year End
	Exercisable/	Exercisable/
	Unexercisable	Unexercisable(1)

G. Stephen Felker	265,000/-	$780,000/$-

Jack R. Altherr, Jr	125,000/-	325,000/-

T. Wayne Spraggins	45,000/-	65,000/-

Keith M. Hull	71,001/-	149,503/-

Craig S. Crockard	4,000/6,000	-/-

(1)	All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on management’s estimate of the fair market value of the Class A Common Stock at August 30, 2002.

         Long-term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 2002 by each Named Executive Officer. No phantom units were awarded during fiscal 2002.

Long-term Incentive Plans — Units Held at August 30, 2002

	Aggregate		Estimated Future
	Phantom Units	Period Until	Payouts for All
Name	Held(1)	Payout (Years)	Phantom Units Held(2)

G. Stephen Felker	150	14	$1,049,330

Jack R. Altherr, Jr	90	12	629,598

T. Wayne Spraggins	50	—	349,777

Keith M. Hull	90	15	629,598

Craig S. Crockard	—	—	—

(1)	Each phantom unit equals 398.606 phantom shares. The value of each phantom share is equal to the result obtained by dividing (i) five times Avondale’s earnings before depreciation, amortization, LIFO inventory adjustments, interest and income taxes for the 10 fiscal quarters immediately preceding such date divided by 2.5, plus (ii) certain “balance sheet adjustments” by the sum of (i) the aggregate number of outstanding phantom shares plus (ii) the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company. Phantom units vest at the rate of 5% per year for each full and uninterrupted year that the Named Executive Officer remains employed by the Company after August 31, 1989, and vest fully if the Named Executive Officer dies before his employment is terminated. The value of vested phantom units is payable beginning on the later of the date on which the Named Executive

Officer reaches the age of 65 or the date on which the employment of such Named Executive Officer terminates (the “Normal Payment Date”), in 10 equal annual installments, with interest equal to the one-year U.S. Treasury Bill rate in effect on the Normal Payment Date. If the Named Executive Officer dies before his employment with the Company is terminated, the value of his phantom units on the date of death is payable to his beneficiary as described above. If the Named Executive Officer dies after his Normal Payment Date, the present value of the balance of the annual installments is payable in a lump sum to his beneficiary. A Named Executive Officer will forfeit all interest in his Phantom Stock Units (whether or not vested) if he violates certain non-compete covenants applicable during such Named Executive Officer’s employment and for a period of five years after termination of such employment.

(2)	There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 2002, of vested and non-vested phantom units held at the end of fiscal 2002 based on the results of the Company for the 10 fiscal quarters ended August 30, 2002.

Report on Executive Compensation

         Compensation Policy. The Company’s executive compensation policy is designed to attract, retain and motivate executive officers to maximize the Company’s performance and shareholder value by:

•	providing base salaries that are market-competitive;

•	rewarding the achievement of the Company’s business plan goals and earnings objectives; and

•	creating stock ownership opportunities to align the interests of executive officers with those of shareholders.

         In light of the Company’s compensation policy, the primary components of its executive compensation program for fiscal 2002 included base salaries, cash bonuses and stock options.

         Base Salary. Each executive officer’s base salary, including the Chief Executive Officer’s base salary, is determined based upon a number of factors including the executive officer’s responsibilities, contribution to the achievement of the Company’s business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer’s salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 2002, there were no increases in the annual base salaries of the Named Executive Officers. Due to the timing of increases last granted in fiscal 2001, the base salary paid to each Named Executive Officer other than the Chief Executive Officer in fiscal 2002 increased 0.5% to 0.6% over the amounts paid to each such Named Executive Officer in fiscal 2001. Mr. Felker’s base salary has not been adjusted since November 1, 1995.

         Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus under the management incentive plan. The Company’s management incentive plan is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company’s management incentive plan, in fiscal 2002, certain executive officers were eligible to earn a cash bonus in an amount from 25% up to 125% of their respective base salaries depending on a number of factors including, without limitation, the Company’s financial performance. In addition, the executive officers may receive additional cash bonuses at the discretion of the Compensation Committee of the Board of Directors based upon the Company’s and the respective officer’s performance, including payments in lieu of profit sharing contributions under the Company’s Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits. During fiscal 2002, the named executive officers other than the chief executive officer earned bonuses ranging from 19% to 28% of their respective base salaries. Mr. Felker’s bonus was equal to 50% of his base salary.

         Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company’s long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company’s growth and profitability and individual grants are based on, among other things, the executive officer’s responsibilities and individual performance. To encourage an executive officer’s long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The creation of opportunities to own stock is considered the most significant component in an executive officer’s compensation package. During fiscal 2002, no stock options were granted.

John P. Stevens

Dale J. Boden

Robert B. Calhoun

Kenneth H. Callaway

         The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934 as amended (together, the “Acts”), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee are Messrs. Boden, Callaway, Calhoun and Stevens. None of the members of the Compensation Committee have ever been an officer or employee of the Company. In addition, none of the Company’s executive officers serves as a member of a Compensation Committee of a Board of Directors of any entity that has one or more executive officers who serves on the Company’s Compensation Committee. As discussed below under the caption Certain Relationships and Related Party Transactions, Mr. Callaway, is president of Calgati Chemical Company, Ltd. During fiscal 2002, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $1,080,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of November 1, 2002, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

	Beneficial Ownership		Beneficial Ownership
	of Class A		of Class B
	Common Stock		Common Stock		Percentage
					Of
	Number	Percent	Number	Percent	Combined
Name of Beneficial Owner(1)	of Shares	Of Class	of Shares	of Class	Voting Power

G. Stephen Felker(2)	4,338,989	33.9%	978,939	100%	73.1%

Jack R. Altherr, Jr.(3)	232,199	2.0%	—	—	*

T. Wayne Spraggins(4)	115,000	*	—	—	*

Keith M. Hull (5)	121,001	*	—	—	*

Craig S. Crockard (6)	12,077	*	—	—	*

Dale J. Boden(7)	115,500	*	—	—	*

Kenneth H. Callaway(8)	20,000	*	—	—	*

Robert B. Calhoun(9)(10)(11)	2,310,823	20.0%	—	—	7.4%

Harry C. Howard(12)	55,000	*	—	—	*

C. Linden Longino, Jr.(13)	35,250	*	—	—	*

James A. Rubright (14)	8,500	*	—	—	*

John P. Stevens(15)	113,000	*	—	—	*

The Clipper Group(10)(16)	2,277,523	19.7%	—	—	7.3%

Grayward Company(17)	3,497,740	30.3%	—	—	11.2%

Felker Investments, Ltd.(18)	2,093,750	18.1%	—	—	6.7%

Avondale Mills, Inc. Associate Profit Sharing and Savings Plan(19)	600,000	5.2%	—	—	1.9%

All directors and executive officers As a group (16 persons)	7,508,339	57.2%	978,939	100%	82.3%

*	Less than 1%

(1)	Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655.

(2)	Includes (i) 2,093,750 shares of Class A Common Stock held of record by Felker Investments, Ltd., a partnership of which Mr. Felker is the general partner (as the general partner, Mr. Felker is deemed to beneficially own such shares under Rule 13d-3 under the Exchange Act), (ii) 978,939 shares of Class A Common Stock issuable upon conversion of the 978,939 shares of Class B Common Stock beneficially owned by Mr. Felker, (iii) 265,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Felker, which shares are deemed beneficially owned by Mr. Felker under Rule 13d-3 under the Exchange Act, and (iv) 100 shares owned by Mr. Felker’s son, for which Mr. Felker shares neither voting nor investment power.

(3)	Includes 125,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.

(4)	Includes 45,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Spraggins, which shares are deemed beneficially owned by Mr. Spraggins under Rule 13d-3 under the Exchange Act.

(5)	Includes 71,001 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.

(6)	Includes 4,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Crockard, which shares are deemed beneficially owned by Mr. Crockard under Rules 13d-3 under the Exchange Act.

(7)	Reflects (i) 10,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Boden, which shares are deemed beneficially owned by Mr. Boden under Rule 13d-3 under the Exchange Act, (ii) 6,333 shares beneficially owned by Textile Capital Partners with respect to which Mr. Boden has shared voting and investment power, (iii) 8,500 shares beneficially owned by Textile Capital Partners II with respect to which Mr. Boden has shared voting and investment power, (iv) 90,000 shares beneficially owned by The Sterling Trust; Hilliard Lyons Trust Co. Trustee, with respect to which Mr. Boden is a beneficiary and has shared voting and investment power, and (v) 667 shares owned by Mr. Boden’s wife, for which Mr. Boden shares neither voting nor investment power. Mr. Boden is the majority shareholder of Textile Capital Partners and Textile Capital Partners II, and, consequently, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by these entities.

(8)	Includes 10,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Callaway, which shares are deemed beneficially owned by Mr. Callaway under Rule 13d-3 under the Exchange Act.

(9)	The address of Mr. Calhoun is c/o Clipper Capital Partners, LP, 650 Madison Avenue, 9th Floor, New York, New York 10022.

(10)	Includes (i) 10,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Calhoun, which shares are deemed beneficially owned by Mr. Calhoun under Rule 13d-3 under the Exchange Act, and (ii) shares beneficially owned by Clipper Capital Associates, L.P. (“CCA”), Clipper/Merchant Partners, L.P., Clipper Equity Partners I, L.P., Clipper/Merban L.P. (“Merban”), Clipper/European Re, L.P. and CS First Boston Merchant Investments 1995/96, L.P. (“Merchant”), (whose address is 650 Madison Avenue, 9th Floor, New York, New York 10022).

(11)	CCA is the general partner of all of the Clipper Group partnerships other than Merchant. The general partner of CCA is Clipper Capital Associates, Inc. (“CCI”), and Mr. Calhoun is the sole stockholder and a director of CCI. Clipper, an affiliate of Mr. Calhoun, has sole voting and investment power with respect to the shares of Class A Common Stock beneficially owned by Merchant. As a result, each of Mr. Calhoun, CCA and CCI is deemed to beneficially own all shares of Class A Common Stock beneficially owned by the Clipper Group (other than Merchant), and Mr. Calhoun is deemed to beneficially own the shares of Class A Common Stock beneficially owned by Merchant. It is anticipated that Merban will beneficially own shares of Class A Common Stock representing approximately 5.9% of the outstanding Class A Common Stock, and Clipper/Merchant Partners, L.P., will beneficially own shares of Class A Common Stock representing approximately 5.0% of the outstanding Class A Common Stock. Each of the other members of the Clipper Group will beneficially own less than 5.0% of the outstanding Class A Common Stock.

(12)	Includes 10,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Howard, which shares are deemed beneficially owned by Mr. Howard under Rule 13d-3 under the Exchange Act.

(13)	Includes (i) 10,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Longino, which shares are deemed beneficially owned by Mr. Longino under Rule 13d-3 under the Exchange Act.

(14)	Includes 4,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Rubright, which shares are deemed beneficially owned by Mr. Rubright under Rules 13d-3 under the Exchange Act.

(15)	Includes (i) 13,000 shares beneficially owned by Mr. Stevens’ spouse, for which Mr. Stevens shares neither voting nor investment power, and (ii) 10,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Stevens, which shares are deemed beneficially owned by Mr. Stevens under Rule 13d-3 under the Exchange Act.

(16)	Merchant Capital, Inc. (“Merchant Capital”), an affiliate of CS First Boston Corporation, is the general partner of Merchant and the 99% limited partner of Clipper/Merchant Partners, L.P. CS Holding, an affiliate of CS First Boston Corporation, is the indirect 99% limited partner of Merban. None of Merchant, Merchant Capital, CS First Boston Corporation and CS Holding is an affiliate of Clipper or CCA.

(17)	Grayward Company’s address is c/o SunTrust Bank, Nashville, N.A., P.O. Box 305110, Nashville, Tennessee 37230. Grayward Company is a trust of which SunTrust Bank, Nashville, N.A. serves as trustee. As trustee, SunTrust Bank, Nashville, N.A. is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by Grayward Company.

(18)	The address of Felker Investments, Ltd. is c/o G. Stephen Felker, 506 South Broad Street, Monroe, Georgia 30655.

(19)	These shares are held by the trustee, Scudder Trust Company, P.O. Box 957, Salem, New Hampshire 03079, for the benefit of participants in the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (the “Plan”). The Company is the administrator of the trust and its Chairman and Chief Executive Officer votes the shares held by the trust on behalf of the Company.

Equity Compensation Plan Information

         The following table gives information about the Company’s Class A Common Stock that may be issued upon exercise of options under the 1993 Avondale Incorporated Stock Option Plan and the 1997 Avondale Incorporated Stock Option Plan for Non-employee Directors (the only stock compensation plans of the Company). Under the 1993 plan, which was approved by the shareholders of the Company, options may be granted to full time employees of the Company, including executive officers.

(c) Number of
Securities Remaining
Available for
	(a) Number of		Future Issuance
	Securities to be	(b) Weighted	Under Equity
	Issued Upon	Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected
Plan Category	Options	Options	in Column (a))

Equity Compensation plans approved by the security holders	823,000	$14.95	132,451

Equity Compensation plans not approved by the security holders	64,000	$18.28	36,000

         For discussion of the 1993 Avondale Incorporated Stock Option Plan, see “Footnote 11. Common Stock” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statement and Supplementary Data of this Annual Report on Form 10-K.

         The Company adopted the Avondale Incorporated Stock Option Plan for Non-employee Directors, effective September 1, 1997, reserving 100,000 shares of the Company’s Class A Common Stock. Under the plan, each director is automatically granted each year, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock at an option price equal to the fair market value of the stock on the date of the grant. Options are exercisable for a period of ten years, subject to certain limitations. The plan did not require approval of the shareholders of the Company. In fiscal 2000, options to purchase 12,000 shares were granted and 14,000 options were granted in fiscal 2001 and 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Kenneth H. Callaway, a director, is president of Calgati Chemical Company, Ltd. During fiscal 2002, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $1,080,000.

ITEM 14. CONTROLS AND PROCEDURES

         An evaluation has been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal controls. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conclude that the Company’s disclosure controls and procedures and internal controls were effective as of August 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to August 30, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements.

         The following consolidated financial statements of the Company and its consolidated subsidiaries and the Report of the Independent Public Accountants, included in the Registrant’s Annual Report to Shareholders for the year ended August 30, 2002 are included in Part II, Item 8.

Report of Independent Public Accountants

Consolidated Balance Sheets as of August 31, 2001 and August 30, 2002

Consolidated Statements of Income — Fiscal Years Ended August 25, 2000, August 31, 2001 and August 30, 2002

Consolidated Statements of Shareholders’ Equity — Fiscal Years Ended August 25, 2000, August 31, 2001 and August 30, 2002

Consolidated Statements of Cash Flows — Fiscal Years Ended August 25, 2000, August 31, 2001 and August 30, 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules of the Company.

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits.

Exhibit
Number

3.1	—	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01)

3.3	—	Amended and restated bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 333-5455-01)

4.1	—	Indenture for the Senior Subordinated Notes between Avondale Incorporated, Avondale Mills, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01)

4.9	—	Second Amended and Restated Credit Agreement, dated as of September 28, 2000, among Avondale Mills, Inc., various listed banks and Wachovia Bank, N.A., as agent. (incorporated by reference to Exhibit 4.9 to Avondale Incorporated’s 2000 Annual Report on Form 10-K, File No. 33-68412)

10.1	—	Receivables Purchase Agreement, dated April 29, 1996, among Avondale Mills, Inc., as Servicer, and Avondale Receivables Company (incorporated by reference to Exhibit 10.1 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01)

10.2	—	Pooling and Servicing Agreement, dated April 29, 1996, among Avondale Receivables Company, Avondale Mills, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01)

10.3	—	Amendment No. 1 to Pooling and Service Agreement and Receivables Purchase Agreement; Dated November 21, 1997, among Avondale Receivables Company, Avondale Mills, Inc., And Manufacturers and Traders Trust Company. (Incorporated by reference to Exhibit 10.3 to Avondale Incorporated’s 1998 Annual Report on Form 10-K, File No. 33-68412)

10.4	—	Amended and Restated Series 1996-1 Supplement to the Pooling and Servicing Agreement, Dated November 21, 1997, among Avondale Receivables Company, Avondale Mills, Inc. And Manufacturers and Traders Trust Company. (Incorporated by reference to Exhibit 10.4 to Avondale Incorporated’s 1998 Annual Report on Form 10-K, File No. 33-68412)

Exhibit
Number

10.5	—	Amended and Restated Certificate Purchase Agreement, dated November 21, 1997, among Avondale Receivables Company, Avondale Mills, Inc., the purchasers described therein And First National Bank of Chicago, as Agent. (Incorporated by reference to Exhibit 10.5 to Avondale Incorporated’s 1998 Annual Report on Form 10-K, File No. 33-68412)

10.6	—	Registration Rights Agreement, dated April 29, 1996 between Avondale Incorporated and the Persons listed therein (incorporated by reference to Exhibit 10.8 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01)

10.7	—	Shareholders Agreement, dated April 29, 1996 among Avondale Incorporated, the Investors listed therein, the Shareholders listed therein and Clipper Capital Partners, L.P., in its capacity as Purchaser Representative under the Agreement (incorporated by reference to Exhibit 10.9 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01)

10.10	—	Avondale Incorporated Stock Option Plan (incorporated by reference to Exhibit 10.12 to Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01)

10.11	—	Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (incorporated by Reference to Exhibit 10.13 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01)

10.12	—	Avondale Mills, Inc. Fiscal 2002 Management Incentive Plan for G. Stephen Felker.

10.13	—	Avondale Mills, Inc. Fiscal 2002 Management Incentive Plan for Jack R. Altherr, Jr.

10.14	—	Avondale Mills, Inc. Fiscal 2002 Management Incentive Plan for T. Wayne Spraggins.

10.15	—	Avondale Mills, Inc. Fiscal 2002 Management Incentive Plan for Keith Hull.

10.16	—	Avondale Mills, Inc. Fiscal 2002 Management Incentive Plan for Craig Crockard.

10.17	—	Phantom Unit Awards to G. Stephen Felker (incorporated by reference to Exhibit 10.19 To Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01)

10.18	—	Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01)

10.19	—	Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01)

10.20	—	Phantom Unit Awards to Keith M. Hull (incorporated by reference to Exhibit 10.19 to Avondale Incorporated ‘s 1996 Annual Report on Form 10-K,File No. 33-68412)

10.21	—	Supply Agreement dated March 31, 1996 between the Company and B.F. Goodrich (incorporated by reference to Exhibit 10.24 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 33-5455-01)

10.22	—	Avondale Incorporated Stock Option Plan for Non-Employee Directors, Dated April 10, 1997 (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s 1997 Annual Report on Form 10-K, File No. 33-68412)

10.23	—	Omnibus Amendment No. 1 to Amended and Reinstated Series 1996-1 Supplement to Pooling and Servicing Agreement, and Amended and Reinstated Certificate Purchase Agreements, dated April 25, 2000, among Avondale Receivables Company, Avondale Mills, Inc. and various banks (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412)

10.24	—	First Amendment to Second Amended and Reinstated Credit Agreement, dated as of August 30, 2001, among Avondale Mills, Inc., various banks and Wachovia Bank, N.A., as agent (incorporated by reference to Exhibit 10.24 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412)

10.25	—	Amendment No. 6 to Letter of Credit Agreement, dated August 30, 2001, between and among Avondale Incorporated, Avondale Mills, Inc. and Suntrust Bank related to Development Authority of Walton County Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.25 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412)

10.26	—	Consent and First Amendment between Avondale Mills, Inc. and B.F. Goodrich, Partial Assignment and Assumption of Supply Agreement between Avondale Mills, Inc., B.F. Goodrich and Noveon, Inc. (formerly B.F. Goodrich PMD Group) and Amendment and Partial Assignment of Supply Agreement, between Avondale Mills, Inc., B.F. Goodrich and C.H. Patrick & Co. (formerly CHP Acquisition Group, Inc.), all dated February 28, 2001 (incorporated by reference to Exhibit 10.26 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412)

10.27	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 6, 2002, among Avondale Mills, Inc., various listed banks and Wachovia Bank, N.A., as agent (incorporated by reference to Exhibit 10.27 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended March 1, 2002, File No. 33-68412)

10.28	—	Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 1, 2002, among Avondale Mills, Inc., various listed banks and Wachovia Bank, N.A. as agent (incorporated by reference to Exhibit 10.28 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended March 1, 2002, File No. 33-68412)

Exhibit
Number

10.29	—	Fourth Amendment to Second Amended and Restated Credit Agreement and First Amendment to Security Agreement dated, as of May 24, 2002, among Avondale Mills, Inc. and various listed banks and Wachovia Bank, N.A. , as agent (incorporated by reference to Exhibit 10.29 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 31, 2002, File No. 33-68412)

10.30	—	Master Security Agreement and related documents, dated July 30, 2002, among Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc.

10.31	—	Intercreditor Agreement, dated July 30, 2002 among Avondale Mills, Inc. The CIT Group/Equipment Financing, Inc. and various listed banks and Wachovia Bank, N.A., as agent.

10.32	—	Sale and Contribution Agreement, dated as of August 30, 2002, among Avondale Mills, Inc., Avondale Incorporated and Avondale Funding, LLC.

10.33	—	Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Funding, LLC, Redwood Receivables Corporation, Avondale Mills, Inc., and General Electric Capital Corporation.

10.34	—	Annex X to Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement, each dated as of August 30, 2002.

10.35	—	Receivables Purchase Termination and Reassignment Agreement, dated August 30, 2002, among Manufacturers and Traders Trust Company, Avondale Receivables Master Trust, Avondale Receivables Company, Avondale Mills, Inc., Falcon Asset Securitization Corporation, and Bank One, N.A.

10.36	—	Blocked Account Agreement, dated August 30, 2002, among Wachovia Bank, N.A., Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation.

10.37	—	Intercreditor Agreement, dated August 30, 2002, among General Electric Capital Corporation, Wachovia Bank, N.A., Avondale Funding, LLC and Avondale Mills, Inc.

10.38	—	Fifth Amendment to Second Amended and Restated Credit Agreement, dated August 30, 2002 among Avondale Mills, Inc. , various listed banks and Wachovia Bank, N.A., as agent.

10.39	—	Borrow Pledge Agreement, dated August 30, 2002 between Avondale Mills, Inc. various listed banks and Wachovia Bank, N.A., as agent.

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

99.1	—	Charter of the Audit Committee of the Board of Directors, adopted effective July 13, 2000 (Incorporated by reference to Exhibit 5.1 to Avondale Incorporated’s 2000 Annual Report on Form 10-K, File No. 33-68412)

(b)	Reports on Form 8-K

Not applicable.

(c)	See Item 14(a)(3) and separate Index to Exhibits attached hereto.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVONDALE INCORPORATED

By: /s/ G. STEPHEN FELKER

Name: G. Stephen Felker

Title: Chairman of the Board,

President and Chief Executive Officer

Date: November 11, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer and Director:

Name	Title	Date

/s/ G. STEPHEN FELKER	Chairman of the Board,	November 11, 2002

G. Stephen Felker	President and Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ JACK R. ALTHERR, JR	Vice Chairman, Chief	November 11, 2002

Jack R. Altherr, Jr.	Financial Officer and Director

Directors:

/s/ DALE J. BODEN	Director	November 11, 2002

Dale J. Boden

/s/ ROBERT B. CALHOUN	Director	November 11, 2002

Robert B. Calhoun

/s/ KENNETH H. CALLAWAY	Director	November 11, 2002

Kenneth H. Callaway

/s/ HARRY C. HOWARD	Director	November 11, 2002

Harry C. Howard

/s/ C. LINDEN LONGINO, JR	Director	November 11, 2002

C. Linden Longino, Jr.

/s/ JAMES A. RUBRIGHT	Director	November 11, 2002

James A. Rubright

/s/ JOHN P. STEVENS	Director	November 11, 2002

John P. Stevens

Sarbanes-Oxley Certification

I, G. Stephen Felker, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Avondale Incorporated;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ G. STEPHEN FELKER

G. Stephen Felker

Chairman, President and Chief Executive Officer

Sarbanes-Oxley Certification

I, Jack R. Altherr, Jr., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Avondale Incorporated;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ JACK R. ALTHERR, JR.

Jack R. Altherr, Jr

Vice Chairman and Chief Financial Officer

SCHEDULE II

AVONDALE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

					(B)
			Charged		Balance
		Balance at	to costs		at end
		Beginning	and	(A) (C)	of
	Description	of Period	earnings	Deductions	Period

Year Ended August 25, 2000	Allowance for doubtful accounts	7,650	900	(747)	7,803

Year Ended August 31, 2001	Allowance for doubtful accounts	7,803	699	(1,306)	7,196

Year Ended August 30, 2002	Allowance for doubtful accounts	7,196	1,442	(6,439)	2,199

(A)	Deductions represent customer account balances written off during the period.

(B)	At August 25, 2000 and August 31, 2001, the balance at end of period includes $4,814 and $4,580, respectively, related to accounts receivable sold. These amounts are included in other accrued expenses in the Consolidated Balance Sheets.

(C)	For the fiscal year ended August 30, 2002, deductions include $5,000 related to the write down of accounts receivable to net realizable value in conjunction with the sale of those receivables to Avondale Funding, LLC.