Form 10-Q
period 2002-11-29
AVONDALE INC
filed 2003-01-10
CIK 911634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended November 29, 2002

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____________ to _____________

Commission file number 33-68412

AVONDALE INCORPORATED

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0477150 (I.R.S. employer identification no.)

506 South Broad Street Monroe, Georgia (Address of principal executive offices)	30655 (Zip code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding

Class A Common Stock	January 3, 2003	11,551,737 Shares
Class B Common Stock	January 3, 2003	978,939 Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		Nov. 29,
	Aug. 30,	2002
	2002	(unaudited)

ASSETS
Current Assets
Cash	$2,261	$445
Accounts receivable, less allowance for doubtful accounts of $2,199 at Aug. 30, 2002 and $2,299 at Nov. 29, 2002	43,305	30,400
Inventories	86,946	90,861
Prepaid expenses	385	951
Income taxes refundable	6,550	4,852

Total current assets	139,447	127,509
Assets held for sale	3,645	3,645
Property, plant and equipment
Land	6,634	6,634
Buildings	81,823	81,864
Machinery and equipment	526,897	529,268

	615,354	617,766
Less accumulated depreciation	(369,728)	(379,543)

	245,626	238,223
Other assets	5,146	4,672
Goodwill	2,951	2,951

	$396,815	$377,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,993	$28,131
Accrued compensation, benefits and related expenses	10,369	11,524
Accrued interest	4,576	1,332
Other accrued expenses	10,207	7,406
Long-term debt due in one year	2,523	3,604

Total current liabilities	57,668	51,997
Long-term debt	167,477	153,721
Deferred income taxes and other long-term liabilities	41,415	40,773
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized, 11,552 issued and outstanding	115	115
Class B, $.01 par value; 5,000 shares authorized, 979 issued and outstanding	10	10
Capital in excess of par value	39,669	39,669
Accumulated other comprehensive loss	(889)	(791)
Retained earnings	91,350	91,506

Total shareholders’ equity	130,255	130,509

	$396,815	$377,000

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended

	Nov. 30,	Nov. 29,
	2001	2002

Net sales	$149,074	$167,182
Operating costs and expenses
Cost of goods sold	130,915	141,088
Depreciation	11,790	10,867
Selling and administrative expenses	7,449	7,705
Facility restructuring charges	6,500	—

Operating income (loss)	(7,580)	7,522
Interest expense, net	5,314	4,527
Discount and expenses on sales of receivables	571	712
Other, net	(1)	9

Income (loss) before income taxes	(13,464)	2,274
Provision for (benefit of) income taxes	(5,065)	865

Net income (loss)	$(8,399)	$1,409

Per share data:
Net income (loss)-basic	$(.67)	$.11

Net income (loss)-diluted	$(.67)	$.11

Dividends declared	$.10	$.10

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Thirteen Weeks Ended

	Nov. 30,	Nov. 29,
	2001	2002

Operating activities
Net income (loss)	$(8,399)	$1,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,944	10,919
Benefit of deferred income taxes	(2,724)	(393)
Loss on disposal of equipment and facility restructuring charges	4,710	—
Sale of accounts receivable, net	(8,500)	(7,771)
Changes in operating assets and liabilities	24,903	11,412

Net cash provided by operating activities	21,934	15,576
Investing activities
Purchases of property, plant and equipment	(4,987)	(3,464)
Proceeds from sale of property, plant and equipment	210	—

Net cash used in investing activities	(4,777)	(3,464)
Financing activities
Net payments on revolving line of credit	(16,525)	(12,675)
Dividends paid	(1,253)	(1,253)

Net cash used in financing activities	(17,778)	(13,928)

Decrease in cash	(621)	(1,816)
Cash at beginning of period	2,969	2,261

Cash at end of period	$2,348	$445

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 29, 2002

     1.     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiary, Avondale Mills, Inc. (“Avondale Mills”) and, prior to its dissolution on August 30, 2002, Avondale Receivables Company, a special purpose subsidiary of Avondale Mills, (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. Certain prior year financial statement amounts have been reclassified to conform to the current year’s presentation. The August 30, 2002 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 30, 2002 Audited Consolidated Financial Statements.

     On August 30, 2002, Avondale Funding LLC (“Funding”), a special purpose subsidiary of Avondale Mills, was established to replace Avondale Receivables Corporation and provide financing through the sale of accounts receivable generated by the Company. The Company accounts for its investment in Avondale Funding, LLC using the equity method of accounting.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen weeks ended November 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2003.

     2.     Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 30,	Nov. 29,
	2002	2002

Finished goods	$27,013	$29,941
Work in process	33,586	32,718
Raw materials	9,042	11,301
Dyes and chemicals	6,163	5,610

Inventories at FIFO	75,804	79,570
Adjustment of carrying value to LIFO basis, net of market adjustment	4,900	4,750

	80,704	84,320
Supplies at average cost	6,242	6,541

	$86,946	$90,861

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 29, 2002

     The Company’s inventories at November 29, 2002 under the last-in, first-out (LIFO) method and the related impact on the statement of income for the thirteen weeks then ended have been recorded using estimated quantities and costs as of August 29, 2003, the end of fiscal 2003. As a result, these interim amounts are subject to the final LIFO calculations for fiscal 2003.

     3.     Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended

	Nov. 30,	Nov. 29,
	2001	2002

Weighted average shares outstanding — basic	12,536	12,531
Effect of employee stock options	—	98

Weighted average shares outstanding — diluted	12,536	12,629

     4.     Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended

	Nov. 30,	Nov. 29,
	2001	2002

Revenues:
Apparel fabrics	$120,906	$142,522
Yarns	45,242	47,696
Other	15,796	16,911

	181,944	207,129
Less intersegment sales	32,870	39,947

Total	$149,074	$167,182

Income (loss):
Apparel fabrics	$5,649	$11,609
Yarns	(2,706)	1,551
Other	195	593
Facility restructuring charges	(6,500)	—
Unallocated	(4,218)	(6,231)

Total operating income (loss)	(7,580)	7,522
Interest expense, net	5,314	4,527
Discount and expenses on sale of receivables	571	712
Other expense (income), net	(1)	9

Income (loss) before income taxes	$(13,464)	$2,274

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 29, 2002

     5.     Comprehensive income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows (amounts in thousands):

	Thirteen Weeks Ended

	Nov. 30,	Nov. 29,
	2001	2002

Net income (loss)	$(8,399)	$1,409
Change in fair value of interest rate swaps, net of income taxes	(353)	98

Comprehensive income (loss)	$(8,752)	$1,507

     6.     New Accounting Pronouncements: The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective August 31, 2002, and ceased amortization of goodwill on that date. The Company completed the transitional goodwill impairment test as required by Statement No. 142 during the thirteen weeks ended November 29, 2002 and determined that no impairment of goodwill should be recorded. In accordance with the provisions of Statement No. 142, the adoption of this accounting policy is reflected prospectively. Had the Company accounted for goodwill in accordance with this policy in fiscal 2002, the net loss for the thirteen weeks ended November 30, 2001 would have been ($8.3) million or ($.66) per share-basic and ($.66) per share-diluted.

     Effective August 31, 2002, the Company adopted the provisions of Statements of Financial Accounting Standard No. 141 — Business Combinations, No. 143 — Accounting for Asset Retirement Obligations, No. 144 — Impairment or Disposal of Long-lived Assets, No. 145 — Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections, and No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. The adoption of these Statements had no impact on the condensed consolidated financial statements.

     7.     Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management’s estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2002. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s financial condition or results of operations.

     8.     Facility restructuring: In response to the highly competitive market conditions and continued oversupply of open-end yarns, during the thirteen weeks ended November 30, 2001, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.3 million in connection with the closing of two separate open-end yarn manufacturing facilities located in North Carolina. Additionally, the Company implemented reductions in certain manufacturing overhead costs and selling, general and administrative expenses in September 2001. In conjunction with these actions and the two plant closings, the Company recorded expense of approximately $1.2 million during the thirteen weeks ended November 30, 2001 related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

     The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2002. The Company is not currently a party to litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s future results of operations or financial condition.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 29, 2002 Compared to Thirteen Weeks Ended November 30, 2001

     Net Sales. Net sales increased 12.1% to $167.2 million for the thirteen weeks ended November 29, 2002 from $149.1 million for the thirteen weeks ended November 30, 2001. The increase in net sales primarily reflected improvement in apparel fabric unit volume as the production curtailments experienced in the thirteen weeks ended November 30, 2001 were avoided and inventory levels were tightly controlled. However, selling prices remained very competitive as domestic retail sales of apparel continued to reflect weak consumer demand and a general decline in consumer confidence. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. The Company expects these conditions to continue into the second quarter of fiscal 2003.

     Operating Income. Operating income increased to $7.5 million for the thirteen weeks ended November 29, 2002, reflecting improved unit cost absorption and operating efficiencies resulting from the increase in unit volume as well as lower raw material costs, compared to an operating loss of ($7.6) million for the thirteen weeks ended November 30, 2001, which included facility restructuring charges of $6.5 million. The Company also continued to benefit from its ability to produce and internally consume yarns and greige fabrics in the production of its finished apparel fabrics, thereby maintaining higher overall capacity utilization. Cost of goods sold increased 7.8% to $141.1 million for the thirteen weeks ended November 29, 2002 from $130.9 million for the thirteen weeks ended November 30, 2001. Cost of goods sold as a percentage of net sales decreased to 84.4% for the thirteen weeks ended November 29, 2002 from 87.8% for the thirteen weeks ended November 30, 2001.

     Selling and administrative expenses increased 4.1% to $7.7 million for the thirteen weeks ended November 29, 2002 from $7.4 million for the thirteen weeks ended November 30, 2001, reflecting an increase in certain associate benefits and performance based incentives corresponding to the improvement in operating income. Selling and administrative expenses as a percentage of net sales declined to 4.6% for the thirteen weeks ended November 29, 2002 from 5.0% for the thirteen weeks ended November 30, 2001.

     Segment Performance. Apparel fabric sales increased 17.9% to $142.5 million for the thirteen weeks ended November 29, 2002 from $120.9 million for the thirteen weeks ended November 30, 2001. The improvement in apparel fabric sales reflected a 19.4% increase in yards sold, while average selling prices declined 1.3% for the respective periods. Operating income for apparel fabrics increased 107.1% to $11.6 million for the thirteen weeks ended November 29, 2002 from $5.6 million for the thirteen weeks ended November 30, 2001, primarily due to the improved unit volume and lower raw material costs.

     Yarn sales, including intracompany sales to the fabric operations, increased 5.5% to $47.7 million for the thirteen weeks ended November 29, 2002 from $45.2 million for the thirteen weeks ended November 30, 2001, reflecting a 10.6% increase in pounds sold and a 4.7% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. The yarn operations produced an operating income of $1.6 million for the thirteen weeks ended November 29, 2002 compared to an operating loss of ($2.7) million for the thirteen weeks ended November 30, 2001, primarily as a result of the improved unit volume and lower raw material and conversion costs.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, increased 7.0% to $16.9 million for the thirteen weeks ended November 29, 2002 from $15.8 million for the thirteen weeks ended November 30, 2001. The increase in other sales was primarily attributable to increased intracompany sales of greige fabrics to the apparel fabric operations. Operating income from other sales increased 200.0% to $0.6 million for the thirteen weeks ended November 29, 2002 from $0.2 million for the thirteen weeks ended November 30, 2001, primarily due to improved unit volume and lower raw material costs.

     Inter-segment sales increased 21.6% to $40.0 million for the thirteen weeks ended November 29, 2002 from $32.9 million for the thirteen weeks ended November 30, 2001, primarily reflecting the increase in consumption of internally produced yarns and greige fabrics within the Company’s apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Interest Expense, Net. Net interest expense decreased 15.1% to $4.5 million for the thirteen weeks ended November 29, 2002 from $5.3 million for the thirteen weeks ended November 30, 2001. The decrease was primarily the result of a lower average balance of borrowings outstanding during the thirteen weeks ended November 29, 2002.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.7 million for the thirteen weeks ended November 29, 2002 compared to $0.6 million for the thirteen weeks ended November 30, 2001. This increase was attributable to a net increase in the amount of accounts receivable sold, reflecting the overall increase in net sales of the Company.

     Provision for (Benefit of) Income Taxes. An income tax provision of $0.9 million was recorded for the thirteen weeks ended November 29, 2002, reflecting the Company’s return to profitability, compared to a benefit of income taxes of ($5.1) million for the thirteen weeks ended November 30, 2001.

     Facility Restructuring. In response to the highly competitive market conditions and continued oversupply of open-end yarns, during the thirteen weeks ended November 30, 2001, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.3 million in connection with the closing of two separate open-end yarn manufacturing facilities located in North Carolina. Additionally, the Company implemented reductions in certain manufacturing overhead costs and selling, general and administrative expenses in September 2001. In conjunction with these actions and the two plant closings, the Company recorded expense of approximately $1.2 million during the thirteen weeks ended November 30, 2001 related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $15.6 million for the thirteen weeks ended November 29, 2002. Principal working capital changes included a $20.7 million decrease in accounts receivable, a $7.8 million decrease in accounts receivable sold under the securitization facility, a $3.9 million increase in inventories, and a $6.8 million decrease in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $3.5 million made in connection with the ongoing maintenance of the Company’s manufacturing facilities. Financing activities included a $12.7 million net decrease in borrowings under the revolving credit facility and payment of $1.3 million in dividends on outstanding common stock.

     At November 29, 2002, the Company had borrowings of $12.3 million outstanding under its revolving line of credit and $85.8 million of borrowing availability thereunder.

     The Company’s capital expenditures, aggregating $3.5 million for the thirteen weeks ended November 29, 2002, were used primarily to complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2003 will be approximately $15 million.

     The receivables securitization facility is the Company’s only off-balance sheet financing arrangement. The Company generates funds through the sale of accounts receivable to Funding, whose sole business purpose is the ongoing acquisition and resale of specified trade receivables generated by the Company. Funding retains no interest in the investment in the accounts receivable sold to an independent issuer of receivables-backed commercial paper, and has not experienced any gains or losses on the sale of the investment in accounts receivable. The Company believes minimal counter party risk exists due to the financial strength of the independent issuer of the commercial paper.

     The table below summarizes the Company’s outstanding contractual obligations as of November 29, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands).

	Payments Due by Period

					After
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	5 years

Short-term Debt	$3,604	$3,604	$—	$—	$—
Long-term Debt	153,721	—	149,219	4,502	—
Operating Leases	8,370	1,665	5,172	1,533	—
Equipment purchase orders	5,500	5,500	—	—	—
Raw material purchase orders	38,937	38,937	—	—	—

Total	$210,132	$49,706	$154,391	$6,035	$—

     Management believes that cash generated from operations, together with the borrowings available under its revolving line of credit and proceeds from sales of trade receivables, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future.

FORWARD LOOKING STATEMENTS

     Statements herein regarding anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Statements herein regarding the Company’s performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on selling prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting international trade and raw material costs. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

OTHER DATA — NON-GAAP FINANCIAL MEASURE

     EBITDA, a non-GAAP financial measure which is presented in this report not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

	Thirteen Weeks Ended

	Nov. 30,	Nov. 29,
	2001	2002

Net income (loss)	$(8,399)	$1,409
Interest expense, net	5,314	4,527
Discount and expenses on sale of receivables	571	712
Provision for (benefit of) income taxes	(5,065)	865
Depreciation and amortization	11,944	10,919
Facility restructuring non cash charges	4,838	—
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	(600)	150

EBITDA	$8,603	$18,582

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for fiscal year ended August 30, 2002.

Item 4. Controls and Procedures.

     As required by the Securities and Exchange Commission, the Company has performed an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal controls. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conclude that the Company’s disclosure controls and procedures and internal controls were effective as of November 29, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to November 29, 2002.

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Further, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

AVONDALE INCORPORATED

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on November 14, 2002.

(b)	Nine directors were elected at the Annual Meeting to serve until the Annual Meeting of Shareholders in 2003. The names of these Directors are as follows:

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
None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

1.	On October 15, 2002, the Company filed a current report on Form 8-K regarding its press release announcing sales and earnings for the fiscal year ended August 30, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED

	By:	/S/ JACK R. ALTHERR, JR. Jack R. Altherr, Jr. Vice Chairman and Chief Financial Officer

Date: /s/ January 10, 2003

CERTIFICATION

I, G. Stephen Felker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Avondale Incorporated;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003	/s/ G. STEPHEN FELKER G. Stephen Felker Chairman, President and Chief Executive Officer

CERTIFICATION

I, Jack R. Altherr, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Avondale Incorporated;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003	/s/ JACK R. ALTHERR, JR. Jack R. Altherr, Jr. Vice Chairman and Chief Financial Officer