Form 10-Q
period 2003-02-28
AVONDALE INC
filed 2003-04-09
CIK 911634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2003

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding

Class A Common Stock	March 31, 2003	11,476,737 Shares
Class B Common Stock	March 31, 2003	978,939 Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		Feb. 28,
	Aug. 30,	2003
	2002	(unaudited)

ASSETS
Current Assets
Cash	$2,859	$134
Accounts receivable, less allowance for doubtful accounts of $2,199 at Aug. 30, 2002 and $2,354 at Feb. 28, 2003	43,305	34,511
Inventories	86,946	99,647
Prepaid expenses	385	1,990
Income taxes refundable	6,550	6,033

Total current assets	140,045	142,315
Assets held for sale	3,645	2,422
Property, plant and equipment
Land	6,634	6,634
Buildings	81,823	81,900
Machinery and equipment	526,897	527,781

	615,354	616,315
Less accumulated depreciation	(369,728)	(384,361)

	245,626	231,954
Other assets	5,146	4,993
Goodwill	2,951	2,951

	$397,413	$384,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,591	$26,481
Accrued compensation, benefits and related expenses	10,369	8,834
Accrued interest	4,576	4,466
Other accrued expenses	10,207	9,649
Long-term debt due in one year	2,523	4,325

Total current liabilities	58,266	53,755
Long-term debt	167,477	161,650
Deferred income taxes and other long-term liabilities	41,415	41,353
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized, 11,477 issued and outstanding	115	115
Class B, $.01 par value; 5,000 shares authorized, 979 issued and outstanding	10	10
Capital in excess of par value	39,669	39,431
Accumulated other comprehensive loss	(889)	(647)
Retained earnings	91,350	88,968

Total shareholders’ equity	130,255	127,877

	$397,413	$384,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended

	March 1,	Feb. 28,
	2002	2003

Net sales	$143,564	$141,618
Operating costs and expenses
Cost of goods sold	123,771	119,415
Depreciation	11,200	10,851
Selling and administrative expenses	6,728	6,652

Operating income	1,865	4,700
Interest expense, net	4,860	4,563
Discount and expenses on sales of receivables	345	705
Other, net	(138)	(21)

Loss before income taxes	(3,202)	(547)
Benefit of income taxes	(1,465)	(205)

Net loss	$(1,737)	$(342)

Per share data:
Net loss-basic	$(.14)	$(.03)

Net loss-diluted	$(.14)	$(.03)

Dividends declared	$—	$.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Twenty-Six Weeks Ended

	March 1,	Feb. 28,
	2002	2003

Net sales	$292,638	$308,800
Operating costs and expenses
Cost of goods sold	254,686	260,503
Depreciation	22,990	21,718
Selling and administrative expenses	14,177	14,357
Facility restructuring charges	6,500	—

Operating income (loss)	(5,715)	12,222
Interest expense, net	10,174	9,090
Discount and expenses on sales of receivables	916	1,417
Other, net	(139)	(12)

Income (loss) before income taxes	(16,666)	1,727
Provision for (benefit of) income taxes	(6,530)	660

Net income (loss)	$(10,136)	$1,067

Per share data:
Net income (loss)-basic	$(.81)	$.09

Net income (loss)-diluted	$(.81)	$.08

Dividends declared	$.10	$.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Twenty-Six Weeks Ended

	March 1,	Feb. 28,
	2002	2003

Operating activities
Net income (loss)	$(10,136)	$1,067
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,291	21,958
Provision for (benefit of) deferred income taxes	(2,276)	112
(Gain) loss on disposal of equipment and	4,709	(12)
facility restructuring charges Sale of accounts receivable, net	(10,500)	(14,950)
Changes in operating assets and liabilities	18,505	3,623

Net cash provided by operating activities	23,593	11,798
Investing activities
Purchases of property, plant and equipment	(7,708)	(8,049)
Proceeds from sale of property, plant and equipment, and assets held for sale	210	1,238

Net cash used in investing activities	(7,498)	(6,811)
Financing activities
Net payments on revolving line of credit	(16,125)	(4,025)
Purchase and retirement of treasury stock	—	(1,181)
Dividends paid	(1,253)	(2,506)

Net cash used in financing activities	(17,378)	(7,712)

Decrease in cash	(1,283)	(2,725)
Cash at beginning of period	2,969	2,859

Cash at end of period	$1,686	$134

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2003

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the twenty-six weeks ended February 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2003.

     2.     Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 30,	Feb. 28,
	2002	2003

Finished goods	$27,013	$34,312
Work in process	33,586	37,176
Raw materials	9,042	11,087
Dyes and chemicals	6,163	5,632

Inventories at FIFO	75,804	88,207
Adjustment of carrying value to LIFO basis, net of market adjustment	4,900	4,600

	80,704	92,807
Supplies at average cost	6,242	6,840

	$86,946	$99,647

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 28, 2003

     The Company’s inventories at February 28, 2003 under the last-in, first-out (LIFO) method and the related impact on the statement of income for the twenty-six weeks then ended have been recorded using estimated quantities and costs as of August 29, 2003, the end of fiscal 2003. As a result, these interim amounts are subject to the final LIFO calculations for fiscal 2003.

     3.     Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	March 1,	Feb. 28,	March 1,	Feb. 28,
	2002	2003	2002	2003

Weighted average shares outstanding – basic	12,531	12,493	12,531	12,512
Effect of employee stock options	—	—	—	94

Weighted average shares outstanding – diluted	12,531	12,493	12,531	12,606

     4.     Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	March 1,	Feb. 28,	March 1,	Feb. 28,
	2002	2003	2002	2003

Revenues:
Apparel fabrics	$122,606	$123,698	$243,512	$266,220
Yarns	41,791	41,833	87,033	89,529
Other	16,103	17,050	31,899	33,961

	180,500	182,581	362,444	389,710
Less intersegment sales	36,936	40,963	69,806	80,910

Total	$143,564	$141,618	$292,638	$308,800

Income (loss):
Apparel fabrics	$7,106	$6,149	$12,755	$17,758
Yarns	(2,410)	561	(5,116)	2,112
Other	490	1,541	685	2,134
Facility restructuring charges	—	—	(6,500)	—
Unallocated	(3,321)	(3,551)	(7,539)	(9,782)

Total operating income (loss)	1,865	4,700	(5,715)	12,222
Interest expense, net	4,860	4,563	10,174	9,090
Discount and expenses on sale of receivables	345	705	916	1,417
Other expense (income), net	(138)	(21)	(139)	(12)

Income (loss) before income taxes	$(3,202)	$(547)	$(16,666)	$1,727

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 28, 2003

     5.     Comprehensive income: Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income to comprehensive income is as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	March 1,	Feb. 28,	March 1,	Feb. 28,
	2002	2003	2002	2003

Net income (loss)	$(1,737)	$(342)	$(10,136)	$1,067
Change in fair value of interest rate swaps, net of income taxes	116	144	(237)	242

Comprehensive income (loss)	$(1,621)	$(198)	$(10,373)	$1,309

     6.     New Accounting Pronouncements: The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective August 31, 2002, and ceased amortization of goodwill on that date. The Company completed the transitional goodwill impairment test as required by Statement No. 142 during the thirteen weeks ended November 29, 2002 and determined that no impairment of goodwill should be recorded. In accordance with the provisions of Statement No. 142, the adoption of this accounting policy is reflected prospectively. Had the Company accounted for goodwill in accordance with this policy in fiscal 2002, the net loss for the twenty-six weeks ended March 1, 2002 would have been ($10.0) million or ($.80) per share-basic and ($.80) per share-diluted.

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

     In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, established the accounting and disclosure requirements associated with alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and changed certain disclosure requirements for companies electing to apply the intrinsic value method. The Company plans to continue its use of the intrinsic value method and does not believe the adoption of this statement will have a significant effect on the consolidated financial statements of the Company.

     In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued, requiring the accounts of a variable interest entity to be included in the consolidated financial statements of a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires certain disclosures regarding a variable interest entity in which a company has a significant variable interest but is not required to include its accounts in the company’s consolidated financial statements. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for entities existing on or before January 31, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created. Management has evaluated the provisions of this interpretation and concluded that the interpretation will have no effect on the consolidated financial statements of the Company since Avondale Funding LLC is a qualified special purpose entity.

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

     8.     Purchase and retirement of treasury stock: During the thirteen weeks ended February 28, 2003, the Company repurchased 75,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $1.2 million, pursuant to an offer to sell made by the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan.

     9.     Facility restructuring: In response to the highly competitive market conditions and continued oversupply of open-end yarns, during the thirteen weeks ended November 30, 2001, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.3 million in connection with the closing of two separate open-end yarn manufacturing facilities located in North Carolina. Additionally, the Company implemented reductions in certain manufacturing overhead costs and selling, general and administrative expenses in September 2001. In conjunction with these actions and the two plant closings, the Company recorded expense of approximately $1.2 million during the thirteen weeks ended November 30, 2001 related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions.

     10.     Subsequent events: In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns over the past several years, the Company announced on March 12, 2003 the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabric operation will be shifted to other manufacturing facilities within the Company. In connection with this action, the Company anticipates recording facility restructuring charges and other non-operating costs of approximately $2.7 million during the third quarter of fiscal 2003.

     On March 28, 2003, the Company completed a restructuring of its senior secured revolving credit facility with a group of lenders, which provides aggregate borrowing availability of a maximum of $62 million through March 27, 2006, or November 1, 2005 if the Company’s 10.25% Senior Subordinated Notes have not been refinanced by that date. Borrowings under the revolving credit facility include revolving loans provided by the lenders and up to $10 million of revolving swing loans provided by Wachovia Bank, N. A. (“Wachovia”). With respect to revolving loans, the Company can designate an interest rate tied to the Eurodollar rate (adjusted for any reserves) plus a specified number of basis points or the base rate (which is the higher of Wachovia’s prime rate or one-half of one percent over the overnight federal funds rate) plus a specified number of basis points. Interest accrues on revolving swing loans at the Company’s option at either the base rate plus a specified number of basis points or at an interest rate to be mutually determined by the Company and Wachovia at the time such loan is made. A commitment fee is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company’s assets. Covenants of the credit agreement, among other things, require that the Company maintain a minimum cash flow and certain financial ratios, and contain restrictions on payment of dividends.

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

     Long-Lived Assets: The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, assets held for sale and goodwill. The associated depreciation and amortization periods, where appropriate, are reviewed on an annual basis. Estimated recoverability of long-lived asset values is based on anticipated undiscounted cash flows from operations, or in the case of assets held for sale, the lower of historical carrying amount or estimated net realizable value. Management periodically reviews the values assigned to these assets and if additional information becomes available which indicates a decline in value, makes adjustments in that period.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 28, 2003 Compared to Thirteen Weeks Ended March 1, 2002

     Net Sales. Net sales decreased 1.4% to $141.6 million for the thirteen weeks ended February 28, 2003 from $143.6 million for the thirteen weeks ended March 1, 2002. The decline in net sales primarily reflected reductions in yarn and greige fabric sales and the corresponding increase in consumption of internally produced yarns and greige fabrics within the Company’s apparel fabrics operation. Selling prices remained very competitive as domestic retail sales of apparel continued to reflect weak consumer demand and a general decline in consumer confidence reflective of the uncertainties presented by the current economic and political environment. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. The Company expects these conditions to continue into the third quarter of fiscal 2003.

     Operating Income. Operating income increased 147.4% to $4.7 million for the thirteen weeks ended February 28, 2003, reflecting improved unit cost absorption and operating efficiencies resulting from the increase in unit production volume, as well as lower raw material costs, compared to $1.9 million for the thirteen weeks ended March 1, 2002. The Company continued to benefit from its ability to produce and internally consume yarns and greige fabrics in the production of its finished apparel fabrics, thereby maintaining higher overall capacity utilization. Cost of goods sold decreased 3.6% to $119.4 million for the thirteen weeks ended February 28, 2003 from $123.8 million for the thirteen weeks ended March 1, 2002. Cost of goods sold as a percentage of net sales decreased to 84.3% for the thirteen weeks ended February 28, 2003 from 86.2% for the thirteen weeks ended March 1, 2002.

     Selling and administrative expenses were $6.7 million for the thirteen weeks ended February 28, 2003 and March 1, 2002. Selling and administrative expenses as a percentage of net sales were 4.7% for the thirteen weeks ended February 28, 2003 and March 1, 2002.

     Segment Performance. Apparel fabric sales increased 0.9% to $123.7 million for the thirteen weeks ended February 28, 2003 from $122.6 million for the thirteen weeks ended March 1, 2002. The modest improvement in apparel fabric sales reflected a 1.3% increase in yards sold, while average selling price declined 0.4% for the respective periods. Operating income for apparel fabrics decreased 14.1% to $6.1 million for the thirteen weeks ended February 28, 2003 from $7.1 million for the thirteen weeks ended March 1, 2002, primarily due to a shift in product mix requiring higher unit conversion costs, partially offset by improved unit volume and lower raw material costs.

     Yarn sales, including increased intracompany sales to the apparel and greige fabric operations, were $41.8 million for the thirteen weeks ended February 28, 2003 and March 1, 2002, reflecting a 3.5% increase in pounds sold offset by a 3.3% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. The yarn operations produced an operating income of $0.6 million for the thirteen weeks ended February 28, 2003 compared to an operating loss of ($2.4) million for the thirteen weeks ended March 1, 2002, primarily as a result of the improved unit volume and lower raw material and conversion costs.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, increased 6.2% to $17.1 million for the thirteen weeks ended February 28, 2003 from $16.1 million for the thirteen weeks ended March 1, 2002. The increase in other sales was primarily attributable to increased intracompany sales of greige fabrics to the apparel fabric operation. Operating income from other sales increased 200.0% to $1.5 million for the thirteen weeks ended February 28, 2003 from $0.5 million for the thirteen weeks ended March 1, 2002, primarily due to improved unit volume and lower raw material costs.

     Inter-segment sales increased 11.1% to $41.0 million for the thirteen weeks ended February 28, 2003 from $36.9 million for the thirteen weeks ended March 1, 2002, primarily reflecting the increase in consumption of internally produced yarns and greige fabrics within the Company’s apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Interest Expense, Net. Net interest expense decreased 6.1% to $4.6 million for the thirteen weeks ended February 28, 2003 from $4.9 million for the thirteen weeks ended March 1, 2002. The decrease was primarily the result of a lower average balance of borrowings outstanding during the thirteen weeks ended February 28, 2003.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.7 million for the thirteen weeks ended February 28, 2003 compared to $0.3 million for the thirteen weeks ended March 1, 2002. This increase was attributable to higher interest rates and enhanced eligibility of receivables under the current securitization facility.

     Benefit of Income Taxes. A benefit of income taxes of ($0.2) million was recorded for the thirteen weeks ended February 28, 2003 compared to a benefit of income taxes of ($1.5) million for the thirteen weeks ended March 1, 2002.

Twenty-six Weeks Ended February 28, 2003 Compared to Twenty-Six Weeks Ended March 1, 2002

     Net Sales. Net sales increased 5.5% to $308.8 million for the twenty-six weeks ended February 28, 2003 from $292.6 million for the twenty-six weeks ended March 1, 2002. The increase in net sales primarily reflected improvement in apparel fabric unit volume as the production curtailments experienced in the twenty-six weeks ended March 1, 2002 were avoided and inventory levels were tightly controlled. However, selling prices remained very competitive as domestic retail sales of apparel continued to reflect weak consumer demand and a general decline in consumer confidence reflective of the uncertainties presented by the current economic and political environment. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. The Company expects these conditions to continue into the third quarter of fiscal 2003.

     Operating Income. Operating income increased to $12.2 million for the twenty-six weeks ended February 28, 2003, reflecting improved unit cost absorption and operating efficiencies resulting from the increase in unit volume as well as lower raw material costs, compared to an operating loss of ($5.7) million for the twenty-six weeks ended March 1, 2002, which included facility restructuring charges of $6.5 million. The Company continued to benefit from its ability to produce and internally consume yarns and greige fabrics in the production of its finished apparel fabrics, thereby maintaining higher overall capacity utilization. Cost of goods sold increased 2.3% to $260.5 million for the twenty-six weeks ended February 28, 2003 from $254.7 million for the twenty-six weeks ended March 1, 2002. Cost of goods sold as a percentage of net sales decreased to 84.4% for the twenty-six weeks ended February 28, 2003 from 87.0% for the twenty-six weeks ended March 1, 2002.

     Selling and administrative expenses increased 1.4% to $14.4 million for the twenty-six weeks ended February 28, 2003 from $14.2 million for the twenty-six weeks ended March 1, 2002, reflecting an increase in the cost of general liability and casualty insurance and certain associate benefits programs. Selling and administrative expenses as a percentage of net sales declined to 4.7% for the twenty-six weeks ended February 28, 2003 from 4.8% for the twenty-six weeks ended March 1, 2002.

     Segment Performance. Apparel fabric sales increased 9.3% to $266.2 million for the twenty-six weeks ended February 28, 2003 from $243.5 million for the twenty-six weeks ended March 1, 2002. The improvement in apparel fabric sales reflected a 10.2% increase in yards sold, while average selling prices declined 0.8% for the respective periods. Operating income for apparel fabrics increased 39.1% to $17.8 million for the twenty-six weeks ended February 28, 2003 from $12.8 million for the twenty-six weeks ended March 1, 2002, primarily due to the improved unit volume and lower raw material costs.

     Yarn sales, including increased intracompany sales to the apparel and greige fabric operations, rose 2.9% to $89.5 million for the twenty-six weeks ended February 28, 2003 from $87.0 million for the twenty-six weeks ended March 1, 2002, reflecting a 7.1% increase in pounds sold and a 4.0% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from Asia. The yarn operations produced an operating income of $2.1 million for the twenty-six weeks ended February 28, 2003 compared to an operating loss of ($5.1) million for the twenty-six weeks ended March 1, 2002, primarily as a result of the improved unit volume and lower raw material and conversion costs.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, increased 6.6% to $34.0 million for the twenty-six weeks ended February 28, 2003 from $31.9 million for the twenty-six weeks ended March 1, 2002. The increase in other sales was primarily attributable to increased intracompany sales of greige fabrics to the apparel fabric operation. Operating income from other sales increased 200.0% to $2.1 million for the twenty-six weeks ended February 28, 2003 from $0.7 million for the twenty-six weeks ended March 1, 2002, primarily due to improved unit volume and lower raw material costs.

     Inter-segment sales increased 15.9% to $80.9 million for the twenty-six weeks ended February 28, 2003 from $69.8 million for the twenty-six weeks ended March 1, 2002, primarily reflecting the increase in consumption of internally produced yarns and greige fabrics within the Company’s apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Interest Expense, Net. Net interest expense decreased 10.8% to $9.1 million for the twenty-six weeks ended February 28, 2003 from $10.2 million for the twenty-six weeks ended March 1, 2002. The decrease was primarily the result of a lower average balance of borrowings outstanding during the twenty-six weeks ended February 28, 2003.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $1.4 million for the twenty-six weeks ended February 28, 2003 compared to $0.9 million for the twenty-six weeks ended March 1, 2002. This increase was attributable to higher interest rates and enhanced eligibility of receivables under the current securitization facility.

     Provision for (Benefit of) Income Taxes. An income tax provision of $0.7 million was recorded for the twenty-six weeks ended February 28, 2003, reflecting the Company’s return to profitability, compared to a benefit of income taxes of ($6.5) million for the twenty-six weeks ended March 1, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $11.8 million for the twenty-six weeks ended February 28, 2003. Principal working capital changes included a $23.7 million decrease in accounts receivable, a $14.9 million decrease in accounts receivable sold under the securitization facility, a $12.7 million increase in inventories, and a $6.3 million decrease in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $8.0 million made in connection with the ongoing modernization and maintenance of the Company’s manufacturing facilities. Financing activities included a $4.0 million net decrease in borrowings under the revolving credit facility, payment of $2.5 million in dividends on outstanding common stock and the purchase and retirement of treasury stock of $1.2 million.

     At February 28, 2003, the Company had borrowings of $21.0 million outstanding under its revolving line of credit and $77.6 million of borrowing availability thereunder.

     The Company’s capital expenditures, aggregating $8.0 million for the twenty-six weeks ended February 28, 2003, were used primarily to initiate the installation of an automated dye mixing and dispensing system at a fabric finishing facility in South Carolina, purchase new roving equipment for a ring spinning facility in Alabama and complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2003 will be approximately $9 million.

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

SUBSEQUENT EVENTS

     In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns over the past several years, the Company announced on March 12, 2003 the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabric operation will be shifted to other manufacturing facilities within the Company. In connection with this action, the Company anticipates recording facility restructuring charges and other non-operating costs of approximately $2.7 million during the third quarter of fiscal 2003.

     On March 28, 2003, the Company completed a restructuring of its senior secured revolving credit facility with a group of lenders, which provides aggregate borrowing availability of a maximum of $62 million through March 27, 2006, or November 1, 2005 if the Company’s 10.25% Senior Subordinated Notes have not been refinanced by that date. Borrowings under the revolving credit facility include revolving loans provided by the lenders and up to $10 million of revolving swing loans provided by Wachovia Bank, N.A. (“Wachovia”). With respect to revolving loans, the Company can designate an interest rate tied to the Eurodollar rate (adjusted for any reserves) plus a specified number of basis points or the base rate (which is the higher of Wachovia’s prime rate or one-half of one percent over the overnight federal funds rate) plus a specified number of basis points. Interest accrues on revolving swing loans at the Company’s option at either the base rate plus a specified number of basis points or at an interest rate to be mutually determined by the Company and Wachovia at the time such loan is made. A commitment fee is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company’s assets. Covenants of the credit agreement, among other things, require that the Company maintain a minimum cash flow and certain financial ratios, and contain restrictions on payment of dividends.

FORWARD LOOKING STATEMENTS

     Statements herein regarding anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. In addition, the Company’s management may from time to time make forward looking statements in reports and other documents the Company files with the Securities and Exchange Commission, or in connection with oral statements made to the press, potential investors and others. Forward looking statements are only predictions and are not guarantees of financial performance. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to anticipated capital expenditures, management has made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred. Statements herein regarding the Company’s performance in future periods are subject to risks relating to, among other things, the cyclical and competitive nature of the textile industry in general, pressures on selling prices due to competitive and economic conditions, deterioration of relationships with, or loss of, significant customers, availability, sourcing and pricing of cotton and other raw materials, technological advancements, employee relations, continued availability of financial resources, difficulties integrating acquired businesses and possible changes in governmental policies affecting international trade and raw material costs. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Further, forward looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

OTHER DATA — NON-GAAP FINANCIAL MEASURE

     The following table sets forth EBITDA, which is a non-GAAP financial measure, as well as a reconciliation of EBITDA to net income (loss). The Company computes EBITDA by adding net income (loss), interest expense, net, discount and expenses on sale of receivables, provision for (benefit of) income taxes, depreciation and amortization, facility restructuring non cash charges and adjustment of carrying value of inventories to LIFO basis, net of market adjustments. EBITDA should be considered in addition to, not as a substitute for or superior to, net income (loss), cash flows, and other measures of financial performance prepared in accordance with GAAP. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies (amounts in thousands):

	Twenty-Six Weeks Ended

	March 1,	Feb. 28,
	2002	2003

Net income (loss)	$(10,136)	$1,067
Interest expense, net	10,174	9,090
Discount and expenses on sale of receivables	916	1,417
Provision for (benefit of) income taxes	(6,530)	660
Depreciation and amortization	23,291	21,958
Facility restructuring non cash charges	4,838	—
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	(1,200)	300

EBITDA	$21,353	$34,492

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for fiscal year ended August 30, 2002.

Item 4. Controls and Procedures.

     As required by the Securities and Exchange Commission, the Company has performed an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal controls. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conclude that the Company’s disclosure controls and procedures and internal controls were effective as of February 28, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.

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

Date: April 9, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003	/s/ G. STEPHEN FELKER

G. Stephen Felker Chairman, President and Chief Executive Officer

CERTIFICATION

I, Jack R. Altherr, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Avondale Incorporated;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003	/s/ JACK R. ALTHERR, JR.

Jack R. Altherr, Jr. Vice Chairman and Chief Financial Officer