Form 10-Q
period 2003-05-30
AVONDALE INC
filed 2003-07-10
CIK 911634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 30, 2003

or

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding

Class A Common Stock	July 3, 2003	11,401,737 Shares
Class B Common Stock	July 3, 2003	978,939 Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		May 30,
	Aug. 30,	2003
	2002	(unaudited)

ASSETS
Current Assets
Cash	$2,859	$138
Accounts receivable, less allowance for doubtful accounts of $2,199 at Aug. 30, 2002 and $2,359 at May 30, 2003	43,305	37,150
Inventories	86,946	99,017
Prepaid expenses	385	1,312
Income taxes refundable	6,550	4,949

Total current assets	140,045	142,566
Assets held for sale	3,645	2,577
Property, plant and equipment
Land	6,634	6,484
Buildings	81,823	80,639
Machinery and equipment	526,897	517,372

	615,354	604,495
Less accumulated depreciation	(369,728)	(380,087)

	245,626	224,408
Other assets	5,146	5,466
Goodwill	2,951	2,951

	$397,413	$377,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,591	$23,530
Accrued compensation, benefits and related expenses	10,369	10,030
Accrued interest	4,576	1,266
Other accrued expenses	10,207	10,481
Long-term debt due in one year	2,523	4,325

Total current liabilities	58,266	49,632
Long-term debt	167,477	162,568
Deferred income taxes and other long-term liabilities	41,415	40,080
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized, 11,402 issued and outstanding	115	114
Class B, $.01 par value; 5,000 shares authorized, 979 issued and outstanding	10	10
Capital in excess of par value	39,669	39,194
Accumulated other comprehensive loss	(889)	(447)
Retained earnings	91,350	86,817

Total shareholders’ equity	130,255	125,688

	$397,413	$377,968

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended

	May 31,	May 30,
	2002	2003

Net sales	$182,525	$152,336
Operating costs and expenses
Cost of goods sold	152,124	127,988
Depreciation	11,005	10,402
Selling and administrative expenses	7,417	6,644
Facility restructuring charges	500	2,450

Operating income	11,479	4,852
Interest expense, net	5,168	4,328
Discount and expenses on sales of receivables	398	679
Other, net	(243)	(150)

Income (loss) before income taxes	6,156	(5)
Provision for income taxes	1,850	5

Net income (loss)	$4,306	$(10)

Per share data:
Net income (loss)-basic	$.34	$—

Net income (loss)-diluted	$.34	$—

Dividends declared	$.10	$.10

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Thirty-Nine Weeks Ended

	May 31,	May 30,
	2002	2003

Net sales	$475,163	$461,136
Operating costs and expenses
Cost of goods sold	406,810	388,491
Depreciation	33,995	32,120
Selling and administrative expenses	21,594	21,001
Facility restructuring charges	7,000	2,450

Operating income	5,764	17,074
Interest expense, net	15,342	13,418
Discount and expenses on sales of receivables	1,314	2,096
Other, net	(382)	(162)

Income (loss) before income taxes	(10,510)	1,722
Provision for (benefit of) income taxes	(4,680)	665

Net income (loss)	$(5,830)	$1,057

Per share data:
Net income (loss)-basic	$(.47)	$.08

Net income (loss)-diluted	$(.47)	$.08

Dividends declared	$.20	$.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Thirty-Nine Weeks Ended

	May 31,	May 30,
	2002	2003

Operating activities
Net income (loss)	$(5,830)	$1,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,437	32,394
Benefit of deferred income taxes	(1,807)	(934)
Loss on disposal of equipment and facility restructuring charges	4,652	2,151
Sale of accounts receivable, net	4,000	(15,516)
Changes in operating assets and liabilities	9,142	(714)

Net cash provided by operating activities	44,594	18,438
Investing activities
Purchases of property, plant and equipment	(9,674)	(13,102)
Proceeds from sale of property, plant and equipment and assets held for sale	1,100	1,116

Net cash used in investing activities	(8,574)	(11,986)
Financing activities
Net payments on revolving line of credit and long-term debt	(33,250)	(3,106)
Purchase and retirement of common stock	—	(2,315)
Dividends paid	(2,506)	(3,752)

Net cash used in financing activities	(35,756)	(9,173)

Increase (decrease) in cash	264	(2,721)
Cash at beginning of period	2,969	2,859

Cash at end of period	$3,233	$138

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 30, 2003

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Operating results for the thirty-nine weeks ended May 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2003.

     2.     Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 30,	May 30,
	2002	2003

Finished goods	$27,013	$34,884
Work in process	33,586	37,500
Raw materials	9,042	11,129
Dyes and chemicals	6,163	4,610

Inventories at FIFO	75,804	88,123
Adjustment of carrying value to LIFO basis, net of market adjustment	4,900	4,250

	80,704	92,373
Supplies at average cost	6,242	6,644

	$86,946	$99,017

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

     The Company’s inventories at May 30, 2003 under the last-in, first-out (LIFO) method and the related impact on the statement of income for the thirty-nine weeks then ended have been recorded using estimated quantities and costs as of August 29, 2003, the end of fiscal 2003. As a result, these interim amounts are subject to the final LIFO calculations for fiscal 2003.

     3.     Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	May 31,	May 30,	May 31,	May 30,
	2002	2003	2002	2003

Weighted average shares outstanding – basic	12,531	12,426	12,531	12,483
Effect of employee stock options	115	—	—	90

Weighted average shares outstanding – diluted	12,646	12,426	12,531	12,573

     4.     Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	May 31,	May 30,	May 31,	May 30,
	2002	2003	2002	2003

Revenues:
Apparel fabrics	$155,022	$127,489	$398,534	$393,709
Yarns	50,019	42,407	137,052	131,936
Other	19,676	17,013	51,575	50,974

	224,717	186,909	587,161	576,619
Less intersegment sales	42,192	34,573	111,998	115,483

Total	$182,525	$152,336	$475,163	$461,136

Income (loss):
Apparel fabrics	$15,269	$9,903	$28,024	$27,661
Yarns	(570)	301	(5,868)	2,413
Other	1,931	1,641	2,616	3,775
Facility restructuring charges	(500)	(2,450)	(7,000)	(2,450)
Unallocated	(4,651)	(4,543)	(12,008)	(14,325)

Total operating income	11,479	4,852	5,764	17,074
Interest expense, net	5,168	4,328	15,342	13,418
Discount and expenses on sale of receivables	398	679	1,314	2,096
Other expense (income), net	(243)	(150)	(382)	(162)

Income (loss) before income taxes	$6,156	$(5)	$(10,510)	$1,722

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

     5.     Comprehensive income (loss): Comprehensive income (loss) includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income (loss) to comprehensive income (loss) is as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	May 31,	May 30,	May 31,	May 30,
	2002	2003	2002	2003

Net income (loss)	$4,306	$(10)	$(5,830)	$1,057
Change in fair value of interest rate swaps, net of income taxes	116	201	(194)	443

Comprehensive income (loss)	$4,422	$191	$(6,024)	$1,500

     6.     New Accounting Pronouncements: The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective August 31, 2002, and ceased amortization of goodwill on that date. The Company completed the transitional goodwill impairment test as required by Statement No. 142 during the thirteen weeks ended November 29, 2002 and determined that no impairment of goodwill should be recorded. In accordance with the provisions of Statement No. 142, the adoption of this accounting policy is reflected prospectively. Had the Company accounted for goodwill in accordance with this policy in fiscal 2002, the net loss for the thirty-nine weeks ended May 31, 2002 would have been ($5.7) million or ($.45) per share-basic and ($.45) per share-diluted.

     Effective August 31, 2002, the Company adopted the provisions of Statements of Financial Accounting Standard No. 141 - Business Combinations, No. 143 - Accounting for Asset Retirement Obligations, No. 144 - Impairment or Disposal of Long-lived Assets, No. 145 - Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections, and No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. The adoption of these Statements had no impact on the condensed consolidated financial statements.

     In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, established accounting and disclosure requirements pertaining to a change from the intrinsic value method to the fair value method of accounting for stock-based compensation, and revised disclosure requirements for companies continuing to apply the intrinsic value method. The Company adopted the provisions of this statement during the thirteen weeks ended May 30, 2003, electing to continue its use of the intrinsic value method. Accordingly, no stock-based compensation has been recorded, as all options granted under the existing plan have an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to record stock-based compensation in accordance with the fair value method and provisions of Statement No. 123, reported net income and earnings per share would be revised to the following pro forma amounts (amounts in thousands, except per share data):

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	May 31,	May 30,	May 31,	May 30,
	2002	2003	2002	2003

Net income (loss) as reported	$4,306	$(10)	$(5,830)	$1,057
Pro forma stock-based compensation, net of income taxes	(9)	(9)	(28)	(28)

Pro forma net income (loss)	$4,297	$(19)	$(5,858)	$1,029

Per share data:
Net income (loss)-basic as reported	$.34	$—	$(.47)	$.08

Net income (loss)-basic pro forma	$.34	$—	$(.47)	$.08

Net income (loss)-diluted as reported	$.34	$—	$(.47)	$.08

Net income (loss)-diluted pro forma	$.34	$—	$(.47)	$.08

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires the accounts of a variable interest entity to be included in the consolidated financial statements of a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires certain disclosures regarding a variable interest entity in which a company has a significant variable interest but is not required to include its accounts in the company’s consolidated financial statements. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for entities existing on or before January 31, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The Company has evaluated the provisions of this interpretation and concluded that the interpretation will have no effect on the consolidated financial statements of the Company since Avondale Funding LLC is a qualified special purpose entity.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities, which requires certain contracts to be treated as either derivatives or hybrid instruments, on a consistent basis. Statement No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The Company is currently evaluating the impact of Statement 149 on its consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. Statement No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and for the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of Statement 150 on its consolidated financial statements.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

     7.     Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management’s estimates of the costs of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s results of operations or financial condition.

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

     8.     Purchase and retirement of treasury stock: During the thirty-nine weeks ended May 30, 2003, the Company repurchased 150,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $2.3 million, pursuant to offers to sell by the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan.

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

     In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns over the past several years, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabrics operation will be shifted to other manufacturing facilities within the Company. In connection with this action, the Company recorded facility restructuring charges and other non-operating costs of approximately $2.5 million during the thirty-nine weeks ended May 30, 2003.

     10.     Long-term debt: On March 28, 2003, the Company completed a restructuring of its senior secured revolving credit facility with a group of lenders, which provides aggregate borrowing availability of a maximum of $62 million through March 27, 2006, or November 1, 2005 if the Company’s 10.25% Senior Subordinated Notes have not been refinanced by that date. Borrowings under the revolving credit facility include revolving loans provided by the lenders and up to $10 million of revolving swing loans provided by Wachovia Bank, N. A. (“Wachovia”). With respect to revolving loans, the Company can designate an interest rate tied to the Eurodollar rate (adjusted for any reserves) plus a specified number of basis points or the base rate (which is the higher of Wachovia’s prime rate or one-half of one percent over the overnight federal funds rate) plus a specified number of basis points. Interest accrues on revolving swing loans at the Company’s option at either the base rate plus a specified number of basis points or at an interest rate to be mutually determined by the Company and Wachovia at the time such loan is made. A commitment fee is payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility is secured by substantially all of the Company’s assets. Covenants of the credit agreement, among other things, require the Company to maintain a minimum operating cash flow and certain financial ratios, and contain restrictions on payment of dividends. At May 30, 2003 the Company had borrowings of $23.0 million outstanding under the revolving credit facility.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

     11.     Subsequent events: On June 30, 2003, Avondale Mills issued at par $150 million of 10.25% Senior Subordinated Notes (the Notes) in a private placement to qualified institutional buyers. The Notes, which mature on July 1, 2013, are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Notes is due semiannually, on January 1 and July 1, commencing January 1, 2004. Proceeds from the sale of the Notes will be used to redeem Avondale Mill’s 10.25% Senior Subordinated Notes Due 2006, to repay indebtedness outstanding under the revolving credit facility and for general corporate purposes.

     The Company has entered into an agreement with Wachovia Securities, LLC, the original purchaser of the Notes, to use reasonable best efforts to file a registration statement with the Securities and Exchange Commission within 90 days after June 30, 2003, with respect to an offer to exchange the unregistered notes for freely tradable notes that have substantially identical terms. In the event of a registration default, the annual interest rate on the Notes will increase by .25%.

     The Notes contain a redemption feature allowing the Company, at any time prior to July 1, 2006, to redeem up to an aggregate of $52.5 million of the principal amount of the Notes with the proceeds of one or more public equity offerings, at a redemption price of 110.25% plus accrued interest to the redemption date, provided that at least $97.5 million aggregate principal amount of the Notes remains outstanding after such redemption. On or after July 1, 2008, the Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 105.125%, which declines in intervals to 100% in 2011 and thereafter.

     The indenture under which the Notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

     12.     Consolidating guarantor and non-guarantor financial information: The following consolidating financial information presents balance sheets, statements of income and statements of cash flow of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the Notes. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
May 30, 2003
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

ASSETS
Current Assets
Cash	$138	$—	$—	$—	$138
Accounts receivable	37,148	—	2	—	37,150
Inventories	95,445	—	3,572	—	99,017
Prepaid expenses	1,312	—	—	—	1,312
Income taxes refundable	4,949	—	—	—	4,949

Total current assets	138,992	—	3,574	—	142,566
Assets held for sale	2,577				2,577
Property, plant and equipment
Land	6,288	—	196	—	6,484
Buildings	68,889	—	11,750	—	80,639
Machinery and equipment	479,660	—	37,712	—	517,372

	554,837	—	49,658	—	604,495
Less accumulated depreciation	(355,561)	—	(24,526)	—	(380,087)

	199,276	—	25,132	—	224,408
Other assets	5,466	—	—	—	5,466
Investment in subsidiaries	8,380	115,768	—	(124,148)	—
Goodwill	2,951	—	—	—	2,951

	$357,642	$115,768	$28,706	$(124,148)	$377,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$22,528	—	1,002	—	$23,530
Accrued compensation, benefits	9,823	—	207	—	10,030
Accrued interest	1,266	—	0	—	1,266
Other accrued expenses	10,480	—	1	—	10,481
Long- term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	48,422	—	1,210	—	49,632
Long-term debt	162,568	—	—	—	162,568
Deferred income taxes and other long term liabilities	40,080	—	—	—	40,080
Due to (from) subsidiaries	(9,196)	(9,920)	19,116	—	—
Shareholders’ equity	115,768	125,688	8,380	(124,148)	125,688

	$357,642	$115,768	$28,706	$(124,148)	$377,968

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 30, 2002
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

ASSETS
Current Assets
Cash	$2,859	$—	$—	$—	$2,859
Accounts receivable	43,304	—	1	—	43,305
Inventories	83,311	—	3,635	—	86,946
Prepaid expenses	385	—	—	—	385
Income taxes refundable	6,550	—	—	—	6,550

Total current assets	136,409	—	3,635	—	140,045
Assets held for sale	3,645				3,645
Property, plant and equipment
Land	6,438	—	196	—	6,634
Buildings	70,073	—	11,750	—	81,823
Machinery and equipment	489,675	—	37,222	—	526,897

	566,186	—	49,168	—	615,354
Less accumulated depreciation	(348,200)	—	(21,528)	—	(369,728)

	217,986	—	27,640	—	245,626
Other assets	5,146	—	—	—	5,146
Investment in subsidiaries	7,901	114,520	—	(122,421)	—
Goodwill	2,951	—	—	—	2,951

	$374,038	$114,520	$31,276	$(122,421)	$397,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,114	—	1,477	—	$30,591
Accrued compensation, benefits	10,249	—	120	—	10,369
Accrued interest	4,576	—	—	—	4,576
Other accrued expenses	10,206	—	1	—	10,207
Long-term debt due in one year	2,523	—	—	—	2,523

Total current liabilities	56,668	—	1,598	—	58,266
Long-term debt	167,477	—	—	—	167,477
Deferred income taxes and other long term liabilities	41,415	—	—	—	41,415
Due to (from) subsidiaries	(6,042)	(15,735)	21,777	—	—
Shareholders’ equity	114,520	130,255	7,901	(122,421)	130,255

	$374,038	$114,520	$31,276	$(122,421)	$397,413

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF INCOME
For the Thirteen weeks ended May 30, 2003
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$152,336	$36	$23,424	$(23,460)	$152,336
Operating costs and expenses
Cost of goods sold	129,733	—	21,679	(23,424)	127,988
Depreciation	9,404	—	998		10,402
Selling and administrative expenses	6,680	—	—	(36)	6,644
Facility restructuring charges	2,450	—	—	—	2,450

Operating income	4,069	36	747	—	4,852
Interest expense, net	4,328	—	—	—	4,328
Discount and expenses on sales of receivables	679	—	—	—	679
Other, net	(150)	—	—	—	(150)

Loss before income taxes	(788)	36	747	—	(5)
Provision for income taxes	(298)	15	288		5
Equity in earnings (loss) of subsidiary	459	(31)	—	(428)	—

Net Loss	$(31)	$(10)	$459	$(428)	$(10)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF INCOME
For the Thirteen weeks ended May 31, 2002
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$182,525	$24	$26,169	$(26,193)	$182,525
Operating costs and expenses
Cost of goods sold	152,981	—	25,312	(26,169)	152,124
Depreciation	9,975	—	1,030		11,005
Selling and administrative expenses	7,441	—	—	(24)	7,417
Facility restructuring charges	500	—	—	—	500

Operating income (loss)	11,628	24	(173)	—	11,479
Interest expense, net	5,168	—	—	—	5,168
Discount and expenses on sales of receivables	398	—	—	—	398
Other, net	(243)	—	—	—	(243)

Income (loss) before income taxes	6,305	24	(173)	—	6,156
Provision for (benefit of) income taxes	1,905	9	(64)		1,850
Equity in earnings (loss) of subsidiary	(109)	4,291	—	(4,182)	—

Net income (loss)	$4,291	$4,306	$(109)	$(4,182)	$4,306

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF INCOME
For the Thirty-nine weeks ended May 30, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$461,136	$92	$69,363	$(69,455)	$461,136
Operating costs and expenses
Cost of goods sold	392,315	—	65,539	(69,363)	388,491
Depreciation	29,069	—	3,051		32,120
Selling and administrative expenses	21,093	—	—	(92)	21,001
Facility restructuring charges	2,450	—	—	—	2,450

Operating income	16,209	92	773	—	17,074
Interest expense, net	13,418	—	—	—	13,418
Discount and expenses on sales of receivables	2,096	—	—	—	2,096
Other, net	(162)	—	—	—	(162)

Income before income taxes	857	92	773	—	1,722
Provision for income taxes	335	35	295		665
Equity in earnings of subsidiary	478	1,000	—	(1,478)	—

Net income	$1,000	$1,057	$478	$(1,478)	$1,057

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF INCOME
For the Thirty-nine weeks ended May 31, 2002
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$475,163	$76	$69,509	$(69,585)	$475,163
Operating costs and expenses
Cost of goods sold	409,837	—	66,482	(69,509)	406,810
Depreciation	30,906	—	3,089		33,995
Selling and administrative expenses	21,670	—	—	(76)	21,594
Facility restructuring charges	7,000	—	—	—	7,000

Operating income (loss)	5,750	76	(62)	—	5,764
Interest expense, net	15,342	—	—	—	15,342
Discount and expenses on sales of receivables	1,314	—	—	—	1,314
Other, net	(382)	—	—	—	(382)

Income (loss) before income taxes	(10,524)	76	(62)	—	(10,510)
Provision for (benefit of) income taxes	(4,685)	29	(24)		(4,680)
Equity in loss of subsidiary	(38)	(5,877)	—	5,915	—

Net loss	$(5,877)	$(5,830)	$(38)	$5,915	$(5,830)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-nine weeks ended May 30, 2003
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Operating activities
Net income	$1,000	$1,057	$478	$(1,478)	$1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,343	—	3,051	—	32,394
Benefit of deferred income taxes	(934)	—	—	—	(934)
Loss on disposal of equipment and facility restructuring charges	2,151	—	—	—	2,151
Sale of accounts receivable, net	(15,516)	—	—	—	(15,516)
Changes in operating assets and liabilities	557	2,258	(3,529)	—	(714)
Dividends from subsidiary	—	3,752	—	(3,752)	—
Equity in earnings of subsidiary	(478)	(1,000)	—	1,478	—

Net cash provided by operating activities	16,123	6,067	—	(3,752)	18,438
Investing activities
Purchase of property, plant and equipment	(13,102)	—	—	—	(13,102)
Proceeds from sale of property, plant and equipment	1,116	—	—	—	1,116

Net cash used in investing activities	(11,986)	—	—	—	(11,986)
Financing activities
Net payments on revolving line of credit and long term debt	(3,106)	—	—	—	(3,106)
Purchase and retirement of treasury stock	—	(2,315)	—	—	(2,315)
Dividends paid	(3,752)	(3,752)	—	3,752	(3,752)

Net cash used in financing activities	(6,858)	(6,067)	—	3,752	(9,173)

Decrease in cash	(2,721)	—	—	—	(2,721)
Cash at beginning of period	2,859	—	—	—	2,859

Cash at end of period	$138	$—	$—	$—	$138

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 30, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-nine weeks ended May 31, 2002
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Operating activities
Net loss	$(5,877)	$(5,830)	$(38)	$5,915	$(5,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,348	—	3,089	—	34,437
Benefit of deferred income taxes	(1,807)	—	—	—	(1,807)
Loss on disposal of equipment and facility restructuring charges	4,652	—	—	—	4,652
Sale of accounts receivable, net	4,000	—	—	—	4,000
Changes in operating assets and liabilities	12,240	(47)	(3,051)	—	9,142
Dividends from subsidiary	—	2,506	—	(2,506)	—
Equity in loss of subsidiary	38	5,877	—	(5,915)	—

Net cash provided by operating activities	44,594	2,506	—	(2,506)	44,594
Investing activities
Purchase of property, plant and equipment	(9,674)	—	—	—	(9,674)
Proceeds from sale of property, plant and equipment	1,100	—	—	—	1,100

Net cash used in investing activities	(8,574)	—	—	—	(8,574)
Financing activities
Net payments on revolving line of credit and long term debt	(33,250)	—	—	—	(33,250)
Dividends paid	(2,506)	(2,506)	—	2,506	(2,506)

Net cash used in financing activities	(35,756)	(2,506)	—	2,506	(35,756)

Increase in cash	264	—	—	—	264
Cash at beginning of period	2,969	—	—	—	2,969

Cash at end of period	$3,233	$—	$—	$—	$3,233

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

     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the fiscal year on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with other sales by the Company.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 30, 2003 Compared to Thirteen Weeks Ended May 31, 2002

     Net Sales. Net sales decreased 16.5% to $152.3 million for the thirteen weeks ended May 30, 2003 from $182.5 million for the thirteen weeks ended May 31, 2002. The decline in net sales primarily reflected lower unit volume in all segments, as domestic retail sales of apparel continued to reflect weak consumer demand in the thirteen weeks ended May 30, 2003. In comparison, a modest rebound in unit volume was experienced in the thirteen weeks ended May 31, 2002 when inventories throughout the supply chain were replenished. Selling prices remain very competitive reflecting the significant uncertainties presented by the current economic and political environment and the imbalance of global supply and demand for textile and apparel products. In addition, the strength of the U.S. dollar in comparison to the Chinese yuan and the currencies of other Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these conditions to continue into the fourth quarter of fiscal 2003.

     Operating Income. Operating income decreased 57.4% to $4.9 million for the thirteen weeks ended May 30, 2003, compared to $11.5 million for the thirteen weeks ended May 31, 2002. The decrease in operating income primarily reflected the decline in unit volume and corresponding reductions in unit cost absorption and operating efficiencies, as well as the $2.5 million facility restructuring charge recorded in the thirteen weeks ended May 30, 2003. Production of yarn and greige fabrics for internal consumption by the apparel fabrics operation in lieu of outside purchases continued to provide better overall capacity utilization. Cost of goods sold decreased 15.8% to $128.0 million for the thirteen weeks ended May 30, 2003 from $152.1 million for the thirteen weeks ended May 31, 2002, primarily reflecting the decline in unit volume. Cost of goods sold as a percentage of net sales increased to 84.0% for the thirteen weeks ended May 30, 2003 from 83.3% for the thirteen weeks ended May 31, 2002, primarily reflecting the lower unit cost absorption.

     Selling and administrative expenses decreased 10.8% to $6.6 million for the thirteen weeks ended May 30, 2003 from $7.4 million for the thirteen weeks ended May 31, 2002 reflecting a decrease in certain associate benefits and performance based incentives. Selling and administrative expenses as a percentage of net sales increased to 4.4% for the thirteen weeks ended May 30, 2003 from 4.1% for the thirteen weeks ended May 31, 2002, reflecting the decline in net sales.

     Segment Performance. Apparel fabrics sales decreased 17.7% to $127.5 million for the thirteen weeks ended May 30, 2003 from $155.0 million for the thirteen weeks ended May 31, 2002, primarily due to the comparative decline in unit volume as domestic retail sales continue to reflect weak consumer demand. Yards invoiced decreased 18.2% while average invoice price improved 0.5% for the respective periods. Operating income for apparel fabrics decreased 35.3% to $9.9 million for the thirteen weeks ended May 30, 2003 from $15.3 million for the thirteen weeks ended May 31, 2002.

     Yarn sales decreased 15.2% to $42.4 million for the thirteen weeks ended May 30, 2003 from $50.0 million for the thirteen weeks ended May 31, 2002, reflecting a 13.4% decrease in pounds invoiced and a 2.1% decrease in average invoice price. Market pricing for sales yarns remains very competitive, with continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from China and other Asian countries. The yarn operations produced an operating income of $0.3 million for the thirteen weeks ended May 30, 2003 compared to an operating loss of ($0.6) million for the thirteen weeks ended May 31, 2002, primarily due to lower raw material costs.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, decreased 13.7% to $17.0 million for the thirteen weeks ended May 30, 2003 from $19.7 million for the thirteen weeks ended May 31, 2002. The decrease in other sales was primarily attributable to reduced intra-company sales of greige fabrics, corresponding to the reduced unit volume of the apparel fabrics operation. Operating income from other sales decreased 15.8% to $1.6 million for the thirteen weeks ended May 30, 2003 from $1.9 million for the thirteen weeks ended May 31, 2002, primarily due to the lower unit volume.

     Inter-segment sales decreased 18.0% to $34.6 million for the thirteen weeks ended May 30, 2003 from $42.2 million for the thirteen weeks ended May 31, 2002, primarily reflecting the decrease in consumption of internally produced yarns and greige fabrics corresponding to the decline in sales of the apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments. These amounts were nearly flat for the respective thirteen week periods.

     Interest Expense, Net. Net interest expense decreased 17.3% to $4.3 million for the thirteen weeks ended May 30, 2003 from $5.2 million for the thirteen weeks ended May 31, 2002. The decrease was primarily the result of a lower average balance of borrowings outstanding during the thirteen weeks ended May 30, 2003, partially offset by higher interest rates applicable to those borrowings.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.7 million for the thirteen weeks ended May 30, 2003 compared to $0.4 million for the thirteen weeks ended May 31, 2002. This increase was attributable to higher interest rates and enhanced eligibility of receivables under the current securitization facility.

     Provision for Income Taxes. Although there was a $5,000 loss before income taxes, a provision for income taxes of $5,000 was recorded for the thirteen weeks ended May 30, 2003 due to minor permanent differences between book and tax accounting. A provision for income taxes of $1.9 million was recorded for the thirteen weeks ended May 31, 2002.

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

     In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns over the past several years, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabrics operation will be shifted to other manufacturing facilities within the Company. In connection with this action, the Company recorded facility restructuring charges and other non-operating costs of approximately $2.5 million during the thirty-nine weeks ended May 30, 2003.

Thirty-Nine Weeks Ended May 30, 2003 Compared to Thirty-Nine Weeks Ended May 31, 2002

     Net Sales. Net sales decreased 3.0% to $461.1 million for the thirty-nine weeks ended May 30, 2003 from $475.2 million for the thirty-nine weeks ended May 31, 2002. Volume invoiced was nearly flat for the respective periods while average invoice prices were down slightly. Selling prices remain very competitive reflecting the significant uncertainties presented by the current economic and political environment and the imbalance of global supply and demand for textile and apparel products. In addition, the strength of the U.S. dollar in comparison to the Chinese yuan and the currencies of other Asian countries continues to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these conditions to continue into the fourth quarter of fiscal 2003.

     Operating Income. Operating income increased 194.8% to $17.1 million for the thirty-nine weeks ended May 30, 2003, compared to $5.8 million for the thirty-nine weeks ended May 31, 2002. The substantial improvement in operating income primarily reflected lower raw material costs, significantly enhanced by the continued consumption of internally produced yarns and greige fabrics in lieu of outside purchases, and lower conversion costs resulting from the Company’s ongoing cost reduction efforts and previous capital expenditure projects. In addition, restructuring charges were $2.5 million in the thirty-nine weeks ended May 30, 2003 compared to $7.0 million in the thirty-nine weeks ended May 31, 2002. Cost of goods sold decreased 4.5% to $388.5 million for the thirty-nine weeks ended May 30, 2003 from

$406.8 million for the thirty-nine weeks ended May 31, 2002. Cost of goods sold as a percentage of net sales decreased to 84.3% for the thirty-nine weeks ended May 30, 2003 from 85.6% for the thirty-nine weeks ended May 31, 2002.

     Selling and administrative expenses decreased 2.8% to $21.0 million for the thirty-nine weeks ended May 30, 2003 from $21.6 million for the thirty-nine weeks ended May 31, 2002, reflecting the Company’s efforts to control expenses in response to declining sales. Selling and administrative expenses as a percentage of net sales increased to 4.6% for the thirty-nine weeks ended May 30, 2003 from 4.5% for the thirty-nine weeks ended May 31, 2002, reflecting the decline in net sales.

     Segment Performance. Apparel fabrics sales decreased 1.2% to $393.7 million for the thirty-nine weeks ended May 30, 2003 from $398.5 million for the thirty-nine weeks ended May 31, 2002. The decline in apparel fabrics sales reflected a 0.7% decrease in yards invoiced and a 0.5% decline in average invoice price for the respective periods. Operating income for apparel fabrics decreased 1.1% to $27.7 million for the thirty-nine weeks ended May 30, 2003 from $28.0 million for the thirty-nine weeks ended May 31, 2002, reflecting the decline in sales.

     Yarn sales declined 3.8% to $131.9 million for the thirty-nine weeks ended May 30, 2003 from $137.1 million for the thirty-nine weeks ended May 31, 2002, primarily reflecting a lower average invoice price on the increase in intra-company sales to the apparel fabrics operation. Market pricing for sales yarns remains very competitive, with continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel from China and other Asian countries. The yarn operations produced an operating income of $2.4 million for the thirty-nine weeks ended May 30, 2003 compared to an operating loss of ($5.7) million for the thirty-nine weeks ended May 31, 2002, primarily as a result of lower raw material costs and increased intra-company sales to the apparel fabrics operation.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, decreased 1.2% to $51.0 million for the thirty-nine weeks ended May 30, 2003 from $51.6 million for the thirty-nine weeks ended May 31, 2002. The decrease in other sales was primarily attributable to a slight decline in greige sales to outside customers partially offset by increased intra-company sales of greige fabrics to the apparel fabrics operation. Operating income from other sales increased 46.2% to $3.8 million for the thirty-nine weeks ended May 30, 2003 from $2.6 million for the thirty-nine weeks ended May 31, 2002, primarily due to lower raw material costs and increased intra-company sales to the apparel fabrics operation.

     Inter-segment sales increased 3.1% to $115.5 million for the thirty-nine weeks ended May 30, 2003 from $112.0 million for the thirty-nine weeks ended May 31, 2002, primarily reflecting the increase in consumption of internally produced yarns and greige fabrics within the apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments. These amounts increased to $14.3 million for the thirty-nine weeks ended May 30, 2003 from $12.0 million for the thirty-nine weeks ended May 31, 2002 primarily due to the LIFO inventory adjustment recorded in the respective periods.

     Interest Expense, Net. Net interest expense decreased 12.4% to $13.4 million for the thirty-nine weeks ended May 30, 2003 from $15.3 million for the thirty-nine weeks ended May 31, 2002. The decrease was primarily the result of a lower average balance of borrowings outstanding during the thirty-nine weeks ended May 30, 2003, partially offset by higher interest rates applicable to those borrowings.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $2.1 million for the thirty-nine weeks ended May 30, 2003 compared to $1.3 million for the thirty-nine weeks ended May 31, 2002. This increase was attributable to higher interest rates and enhanced eligibility of receivables under the current securitization facility.

     Provision for (Benefit of) Income Taxes. An income tax provision of $0.7 million was recorded for the thirty-nine weeks ended May 30, 2003, reflecting the Company’s return to profitability, compared to a benefit of income taxes of ($4.7) million for the thirty-nine weeks ended May 31, 2002.

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

     In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns over the past several years, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabrics operation will be shifted to other manufacturing facilities within the Company. In connection with this action, the Company recorded facility restructuring charges and other non-operating costs of approximately $2.5 million during the thirty-nine weeks ended May 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $18.4 million for the thirty-nine weeks ended May 30, 2003. Principal working capital changes included a $21.7 million decrease in accounts receivable, a $15.5 million decrease in accounts receivable sold under the securitization facility, a $12.1 million increase in inventories, and a $10.4 million decrease in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $13.1 million made in connection with the ongoing modernization and maintenance of the Company’s manufacturing facilities. Financing activities included a $3.1 million net decrease in borrowings under the revolving credit facility and long-term debt, payment of $3.8 million in dividends on outstanding common stock and the purchase and retirement of treasury stock of $2.3 million.

     At May 30, 2003, the Company had borrowings of $23.0 million outstanding under its revolving line of credit and $37.6 million of borrowing availability thereunder.

     The Company’s capital expenditures, aggregating $13.1 million for the thirty-nine weeks ended May 30, 2003, were used primarily to initiate the installation of an automated dye mixing and dispensing system at a fabric finishing facility in South Carolina, purchase new roving equipment for a ring spinning facility in Alabama and complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2003 will be approximately $4 million.

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

SUBSEQUENT EVENTS

     On June 30, 2003, Avondale Mills issued at par $150 million of 10.25% Senior Subordinated Notes (the Notes) in a private placement to qualified institutional buyers. The Notes, which mature on July 1, 2013, are unsecured and subordinated to all existing and future senior indebtedness of Avondale Mills. Interest on the Notes is due semiannually, on January 1 and July 1, commencing January 1, 2004. Proceeds from the sale of the Notes will be used to redeem Avondale

Mill’s 10.25% Senior Subordinated Notes Due 2006, to repay indebtedness outstanding under the revolving credit facility and for general corporate purposes.

     The Company has entered into an agreement with Wachovia Securities, LLC, the original purchaser of the Notes, to use reasonable best efforts to file a registration statement with the Securities and Exchange Commission within 90 days after June 30, 2003, with respect to an offer to exchange the unregistered notes for freely tradable notes that have substantially identical terms. In the event of a registration default, the annual interest rate on the Notes will increase by .25%.

     The Notes contain a redemption feature allowing the Company, at any time prior to July 1, 2006, to redeem up to an aggregate of $52.5 million of the principal amount of the Notes with the proceeds of one or more public equity offerings, at a redemption price of 110.25% plus accrued interest to the redemption date, provided that at least $97.5 million aggregate principal amount of the Notes remains outstanding after such redemption. On or after July 1, 2008, the Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 105.125%, which declines in intervals to 100% in 2011 and thereafter.

     The indenture under which the Notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. In addition, management may from time to time make forward looking statements in reports and other documents we file with the Securities and Exchange Commission, or in connection with oral statements made to the press, potential investors and others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. These statements include, among others, statements regarding our business outlook, anticipated financial and operating results, strategies, contingencies, working capital requirements, expected sources of liquidity, estimated amounts and timing of capital expenditures, estimated environmental compliance costs and other expenditures, and expected outcomes of litigation.

     Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding product demand, selling prices, raw material costs, timing and cost of capital expenditures, cost of environmental compliance, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, all of the risks discussed under “Risk Factors” in our Current Report on Form 8-K dated June 20, 2003 and the following:

•	cyclical and competitive nature of the textile industry;

•	pressures on selling prices due to competitive and economic conditions;

•	deterioration of relationships with, or loss of, significant customers;

•	strength of the U.S. dollar versus the currencies of other textile producing countries;

•	changes in trade policies, including textile quotas and tariffs;

•	ability to identify and respond to fashion trends;

•	availability and pricing of cotton and other raw materials;

•	changes in government policies affecting raw material costs;

•	availability and desirability of technological advancements;

•	retention of key management personnel;

•	continued availability of financial resources;

•	changes in environmental, health and safety regulations; and

•	political or military responses to terrorist activities.

     You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

OTHER DATA — NON-GAAP FINANCIAL MEASURE

     The table below reconciles EBITDA, a supplemental non-GAAP financial measure, on a consolidated basis to the line on the Company’s consolidated statement of income entitled net income (loss) for the thirty-nine weeks ended May 31, 2002 and May 30, 2003 The Company computes EBITDA by adding to net income (loss) (a) interest expense, net, (b) discount and expenses on sales of receivables, (c) provision for (benefit of) income taxes, (d) depreciation and amortization, (e) non-cash portion of facility restructuring charges and (f) plus or minus, as the case may be, adjustments to cost of goods sold made under the LIFO inventory valuation method. The Company has presented EBITDA because management believes that it is a widely accepted financial indicator of a company’s ability to service indebtedness and is used by investors and analysts to evaluate companies in the Company’s industry. EBITDA is also used as a measure for certain covenants under the Company’s revolving credit facility, its equipment note and the indentures governing its outstanding senior subordinated notes.

     EBITDA (a) does not represent net income or cash flow from operations as defined by generally accepted accounting principles; (b) is not necessarily indicative of cash available to fund the Company’s cash flow needs; (c) should not be considered as an alternative to operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles; and (d) should not be construed as a measure of the Company’s operating performance, profitability or liquidity. EBITDA as calculated by the Company is not necessarily comparable to similarly titled measures reported by other companies (amounts in thousands):

	Thirty-Nine Weeks Ended

	May 31,	May 30,
	2002	2003

Net income (loss)	$(5,830)	$1,057
Interest expense, net	15,342	13,418
Discount and expenses on sale of receivables	1,314	2,096
Provision for (benefit of) income taxes	(4,680)	665
Depreciation and amortization	34,437	32,394
Facility restructuring non cash charges	5,338	2,205
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	(1,800)	650

EBITDA	$44,121	$52,485

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for fiscal year ended August 30, 2002.

Item 4. Controls and Procedures.

     As required by the Securities and Exchange Commission, the Company has performed an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal controls. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conclude that the Company’s disclosure controls and procedures and internal controls were effective as of May 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to May 30, 2003.

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

10.40 - Third Amended and Restated Credit Agreement dated, as of March 28, 2003, among Avondale Mills, Inc., various listed banks and Wachovia Bank, N.A., as agent.

10.41 - Amendment No. 1 to Receivables Purchase and Servicing Agreement, and Sale and Contribution Agreement, dated as of March 28, 2003, by and among Avondale Funding, LLC, Redwood Receivables Corporation, Avondale Mills, Inc., and General Electric Capital Corporation.

(b)	Reports on Form 8-K

1.	On June 20, 2003, the Company filed a current report on Form 8-K regarding the launching of a private offering of $150 million aggregate principal amount of senior subordinated notes due 2013.

2.	On June 20, 2003, the Company filed a current report on Form 8-K regarding an update of certain key business issues, including recent developments and risk factors.

3.	On June 25, 2003, the Company filed a current report on Form 8-K regarding the pricing at par of a private offering of $150 million aggregate principal amount of 10.25% Senior Subordinated Notes Due 2013.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED

By:	/S/ JACK R. ALTHERR, JR.

Jack R. Altherr, Jr. Vice Chairman and Chief Financial Officer

Date: July 10, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 10, 2003	/s/ G. STEPHEN FELKER

G. Stephen Felker Chairman, President and Chief Executive Officer

CERTIFICATION

I, Jack R. Altherr, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Avondale Incorporated;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 10, 2003	/s/ JACK R. ALTHERR, JR.

Jack R. Altherr, Jr. Vice Chairman and Chief Financial Officer