Form 10-K
period 2003-08-29
AVONDALE INC
filed 2003-11-10
CIK 911634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended August 29, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _____________

Commission file number 33-68412

AVONDALE INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation)	58-0477150 (IRS Employer Identification No.)

506 South Broad Street Monroe, Georgia (Address of principal executive offices)	30655 (Zip code)

Registrant’s telephone number, including area code: (770) 267-2226

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓]  NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [   ]  NO [✓]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 3, 2003 (based upon the book value per share of Class A Common Stock as of August 29, 2003) was $14,200,000.

     As of November 3, 2003, the registrant had 11,401,737 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

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
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EX-10.12 FISCAL 2003 MANAGEMENT INCENTIVE PLAN
EX-10.13 FISCAL 2003 MANAGEMENT INCENTIVE PLAN
EX-10.14 FISCAL 2003 MANAGEMENT INCENTIVE PLAN
EX-10.15 FISCAL 2003 MANAGEMENT INCENTIVE PLAN
EX-10.16 FISCAL 2003 MANAGEMENT INCENTIVE PLAN
EX-10.44 CREDIT AGREEMENT, DATED NOVEMBER 7, 2003
EX-10.45 AMENDMENT NO. 3 TO PURCHASE AGREEMENT
EX-10.46 INTERCREDITOR AGREEMENT, DATED 11/7/2003
EX-12.1 COMPUTATION OF RATIO OF EARNINGS
EX-14.1 CODE OF ETHICS FOR SENIOR EXECUTIVES
EX-21.1 LIST OF SUBSIDIARIES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

INDEX TO FORM 10-K

AVONDALE INCORPORATED

PART I

     Unless the context otherwise requires, references herein to the Company refer to Avondale Incorporated and its subsidiaries and any reference to a “fiscal” year of the Company refers to the Company’s fiscal year ending on the last Friday in August in such year.

ITEM 1. BUSINESS

General

     The Company is a leading domestic manufacturer and marketer of cotton and cotton-blend fabrics and yarns used in the production of casual apparel and, to a lesser extent, home furnishings and industrial products. The Company designs, manufactures and markets a broad line of indigo-dyed denim for both branded and private label apparel producers of denim jeans, slacks, shorts, skirts and jackets as well as non-apparel producers of denim luggage, bags and other products. The Company also designs and manufactures an extensive line of piece-dyed sportswear and workwear fabrics. The Company’s sportswear fabrics are marketed to both branded and private label producers of casual, or khaki, slacks, shorts and skirts. The Company’s workwear fabrics are marketed to producers of uniforms, career apparel and other workwear (shirts, slacks and jackets) that are distributed through either the rental or retail channels. The Company manufactures cotton and cotton-blend yarns, which are sold to knitters and weavers of apparel fabrics. The Company also manufactures greige and specialty fabrics, which are sold to the apparel, home furnishings and industrial markets.

     The Company’s predecessor was founded in 1895 by the family of G. Stephen Felker, the current chairman, president and chief executive officer. The Company currently operates nineteen manufacturing facilities with locations in Alabama, Georgia, North Carolina and South Carolina. The facilities and equipment are modern and efficient, reflecting the significant investment made in recent years to enhance productivity, operating efficiencies and manufacturing flexibility, and to reduce unit costs.

Description of the Business

     The Company operates principally in three segments: apparel fabrics, yarns and other sales. Financial information relating to these segments is presented in Note 4. to the consolidated financial statements.

Products

     Apparel fabrics. The Company’s apparel fabrics consist of cotton and cotton-blend denim, sportswear and workwear fabrics and are generally manufactured to fill specific customer orders.

     The Company is a leading domestic manufacturer and marketer of indigo-dyed denim used in the production of branded and private label denim jeans, slacks, shorts, skirts, jackets and other denim garments. The Company designs, often in conjunction with customers, and manufactures a broad range of high quality, value-added denim with new and innovative colors, textures, weaves and finishes.

     The Company is one of the largest domestic manufacturers and marketers of cotton sportswear fabrics used in the production of khaki slacks, shorts, skirts and other sportswear garments. The Company produces fabrics in a wide variety of styles, colors, finishes, textures and weights according to individual customer specifications, including, for example, fabrics with water and stain repellant finishes.

     The Company is a leading domestic manufacturer and marketer of cotton and cotton-blend workwear fabrics used in the production of uniforms, career apparel and other workwear (shirts, slacks, jackets and other garments). Customers of the Company’s workwear fabrics require durable fabrics characterized by long wear and easy care. The Company works closely with its customers to develop fabrics with these and other enhanced performance characteristics.

     Apparel fabrics sales accounted for 81%, 84% and 85%, respectively, of the Company’s net sales in fiscal 2001, 2002 and 2003.

     Yarns. The Company is one of the largest domestic manufacturers of cotton and cotton-blend yarns, which are used internally in the production of woven apparel fabrics or marketed to knitters or weavers of apparel fabrics. The Company’s customers use these yarns in the manufacture of a broad range of items, including apparel (T-shirts, underwear, socks and hosiery, knitted shirts, shorts and slacks, denim jeans, woven khaki slacks, and fleece sweatshirts, pants and jackets), and home furnishings. The Company’s yarn sales accounted for approximately 31%, 29% and 28%, respectively, of the Company’s net sales in fiscal 2001, 2002 and 2003.

     Other. Other sales include sales of greige and specialty fabrics and revenues from the Company’s trucking operation.

     The Company produces undyed, unfinished cotton and cotton-blend greige fabrics that the Company markets to manufacturers of apparel, home furnishings and industrial products. The Company works with customers to create new fabric styles and constructions and can alter the Company’s overall product mix to meet changing customer requirements. In addition, the Company can maintain production levels and efficiencies by manufacturing greige fabrics for use in the apparel fabrics operation.

     The Company produces a variety of specialty fabrics that are marketed to recreational, industrial and military product manufacturers. The Company’s specialty fabrics include coated fabrics for awnings, tents, boat covers and life vests. The Company also finishes customers’ fabrics on a commission basis, which enables customers to meet short delivery schedules while minimizing inventories.

     The Company’s other sales accounted for 10%, 11% and 11%, respectively, of the Company’s net sales in fiscal 2001, 2002 and 2003.

     Intersegment Sales. Intersegment sales represent the transfer of yarns and greige fabrics among the three business segments. These items ultimately are consumed in the production of finished products, and therefore are eliminated from net sales. Intersegment sales accounted for (22%), (24%) and (25%), respectively, of the Company’s net sales in fiscal 2001, 2002 and 2003.

Sales and Marketing

     During fiscal 2003, the Company sold apparel fabrics, greige and specialty fabrics, and yarns to approximately 600, 200 and 300 customers, respectively, or approximately 1,000 customers in total after eliminating duplications. The Company is one of the leading suppliers of denim to V.F. Corporation (the maker of Lee®, Rider®, Wrangler®, Rustler®, Brittania®, Red Kap®, Timbercreek®, Chic®, and HealthTex® brands), with total sales of apparel fabrics and yarns to V.F. Corporation accounting for 16% of the Company’s net sales in fiscal 2003. The Company believes that it has a strong working relationship with V.F. Corporation. Other than V.F. Corporation, none of the Company’s customers accounted for 10% or more of the Company’s net sales in fiscal 2003. The Company’s sales billed to customers domiciled outside the U.S. accounted for 6%, 7% and 8%, respectively, of the Company’s net sales in fiscal 2001, 2002 and 2003.

     The Company targets customers who demand a high level of customer service. The Company’s two yarn sales offices are located geographically to be close to customers’ manufacturing facilities, and its six fabric sales offices are generally located near the headquarters of key customers. Sales associates visit their customers on a regular basis and are primarily responsible for interpreting customers’ needs, processing customer orders and interacting with the Company’s production scheduling personnel. The Company’s sales associates are paid a base salary plus sales incentives to the extent certain performance targets are met. The Company’s independent sales representatives are paid on a commission basis.

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

     Manufacturing Facilities. The Company currently operates nineteen manufacturing facilities in the U.S. Of the Company’s manufacturing facilities, eleven produce yarn, five manufacture fabrics, four are dyeing facilities and four are engaged in fabric finishing.

     In response to highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. The closing of these two facilities allowed the Company to reduce its sales of open-end yarns which had proven to be unprofitable in recent years and improve capacity utilization and operating efficiencies at its remaining yarn manufacturing facilities.

     In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished demand and pricing for these products. Production of stock-dyed yarns for internal production was shifted to another open-end yarn manufacturing facility within the Company.

     Expansion and Modernization. The Company has expanded its operations through acquisitions, an ongoing capital improvements program and management’s efforts to optimize the productive output of the Company’s manufacturing facilities. As part of its expansion and modernization efforts, the Company has also redeployed capital by closing certain manufacturing facilities and, in some cases, moving manufacturing equipment to other locations. The Company’s expansion and modernization efforts over the past six fiscal years have included, among others, the following principal initiatives:

•	1998 – Completed construction of a new denim weaving facility in April 1998, housing technologically advanced slashing equipment and high speed air jet looms, upgraded fabric finishing equipment, and executed a lease for a new distribution center;

•	1998 and 1999 — Completed expansion of an existing weaving facility in June 1999, which included the installation of technologically advanced slashing equipment and high speed air jet looms for the production of additional greige fabrics to be piece-dyed for sportswear and workwear end uses;

•	1998 and 1999 — Completed construction of a new piece-dyeing range in February 1999, and installed technologically advanced fabric inspection equipment for piece-dyed fabrics;

•	2000 — Completed replacement of earlier generation air jet looms with new, high speed air jet looms in November 1999 for production of greige fabrics to be piece-dyed for sportswear and workwear end uses;

•	2000 — Completed modernization of an existing ring spinning facility in August 2000, including the replacement of earlier generation roving, ring spinning and winding equipment with technologically advanced linked ring spinning;

•	2001 — Completed expansion of an existing piece-dyed finishing facility in January 2001, for the production of additional finished piece-dyed fabrics for sportwear and workwear end uses;

•	2001 — Completed expansion and modernization of an existing greige weaving facility in May 2001, including the construction of a new building addition and the installation of modern air jet looms for the production of additional greige fabrics;

•	2001 — Completed expansion and modernization of an existing integrated denim weaving facility in May 2001, including the installation of modern air jet looms for the production of additional denim fabrics;

•	2001 — Completed expansion of linked ring spinning facility which was modernized in August 2000;

•	2002 — Completed replacement of earlier generation winding equipment at an existing ring spinning facility in September 2001 with technologically advanced, fully automated winders;

•	2002 — Completed modernization of existing spinning operation within integrated fabric weaving facility in October 2001, including installation of technologically advanced linked ring spinning equipment;

•	2002 — Completed construction of a new ring spinning facility using existing manufacturing floor space, in October 2001, including installation of technologically advanced linked ring spinning equipment;

•	2003 – Completed installation of an automated dye mixing and dispensing system in May 2003 at a fabric finishing facility in South Carolina; and

•	2003 – Completed installation of new roving equipment in May 2003 at an existing ring spinning facility in Alabama.

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

     The Company purchases dyes and chemicals used in its dyeing and finishing processes, and these dyes and chemicals normally have been available in adequate supplies through a number of suppliers. In connection with the acquisition by the Company of the assets and certain of the liabilities of Graniteville Company (“Graniteville”)

during fiscal 1996, the Company entered into an agreement (the “Supply Agreement”), extending through March 2006, with C.H. Patrick & Co., Inc. which was subsequently acquired by B.F. Goodrich (“Goodrich”). In 2000, Goodrich sold the chemical portion of their business to Noveon, Inc. (“Noveon”), formerly B.F. Goodrich PMD Group and the textile dye portion of their business to C.H. Patrick & Co, Inc. (“Patrick”), formerly CHP Acquisition Group, Inc. On February 28, 2001, the Company executed an assignment of the Supply Agreement whereby the Company will purchase textile dyes from Patrick and chemicals from Noveon. This Supply Agreement generally stipulates that Patrick and Noveon (the “Suppliers”) will have the opportunity to provide certain dyes and chemicals utilized by the Company if the Suppliers meet certain conditions, including competitive pricing and the ability to provide the applicable dyes and chemicals in accordance with the Company’s specifications and delivery requirements. The Supply Agreement is terminable by the Company prior to the end of the original 10-year term in the event of a pattern of repeated, material failures by the Suppliers to satisfy their obligations with respect to product specifications, delivery schedules or other material terms. Under the Supply Agreement, a default by one supplier will not constitute a default by the other supplier.

     The Company purchases yarns and greige fabrics to supplement its internal yarn and fabric production, and consumes these products in the production of greige and finished fabrics for its customers. These yarns and greige fabrics are readily available from a number of suppliers.

Competition

     The textile industry is highly competitive, and no single company is dominant. Management believes that the Company is one of the largest domestic manufacturers of indigo-dyed denim, piece-dyed fabrics for workwear and sportswear, and cotton and cotton-blend yarns. The Company’s competitors include large, vertically integrated textile companies and numerous smaller companies. There has been a general trend toward consolidation within certain markets of the textile industry and, within the Company’s markets, some increases in manufacturing capacity. However, the resulting excess manufacturing capacity, an increase in the U.S. importation of textiles and apparel from countries having significantly devalued currencies, a downturn in the U. S. economy and the reaction of U. S. consumers to reports of terrorism throughout the world and military action in response to those terrorist acts have created intensely competitive market conditions leading to severe financial difficulties of several domestic yarn and apparel fabric manufacturers, and the accompanying closure of domestic manufacturing capacity.

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

Trade Regulation

     Increases in domestic capacity and imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers, including the Company. The U.S. government attempts to regulate the growth of certain textile and apparel imports by establishing quotas and tariffs on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the U.S. of (or using) domestic textile components. In addition, imports of certain textile products into the U.S. have increased in recent years primarily as a result of significant devaluation of the currencies of other textile producing countries, particularly within Asia, against the U.S. dollar.

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

     The Andean Trade Promotion and Drug Eradication Act was passed on August 6, 2002 to renew and enhance the Andean Trade Preference Act (ATPA). Under the enhanced ATPA, apparel manufactured in Bolivia, Columbia, Ecuador and Peru using yarns and fabrics produced in the United States may be imported into the United States duty and quota free through September 30, 2007. This legislation effectively grants these four countries the favorable trade terms afforded Mexico and the Caribbean region. Management believes this legislation further enhances the attractiveness of U.S. textiles and will have a favorable impact on the Company.

     The growing U.S. trade deficit with China and decline in U.S. manufacturing jobs has resulted in numerous recent proposals to restrict imports from China. Critics of the U.S. government’s China trade policy have focused on the Chinese government’s policy of pegging its currency, the yuan, to the dollar, rather than letting it float freely and having its value determined by market forces. These critics have estimated that the yuan is undervalued by as much as 40 percent relative to the dollar, which enhances the competitiveness of Chinese exports in the United States. Pending legislation, such as S. 1586, introduced on September 5, 2003, would impose tariffs on imports from China to offset China’s undervalued currency. Industry groups such as the American Textile Manufacturers Institute (“ATMI”) and the National Association of Manufacturers (“NAM”) are lobbying the U.S. government to initiate dispute settlement proceedings in the WTO which, if successful, would require China to allow the value of its currency to be determined by market forces. An increase in the value of the Chinese yuan vis-à-vis the U.S. dollar would make the Company’s products more competitive with imports from China. However, the Company cannot predict at this time whether legislation will be adopted or the WTO lobbying efforts will be successful.

     In addition, the ATMI and other textile and apparel manufacturing trade associations have requested that the U.S. government take the following actions in response to recent increases in imports from China and Vietnam to enhance the competitiveness of U.S. textile and apparel manufacturers: (1) invoke the special China textile safeguard that was enacted into law when China joined the WTO against products for which quotas have been lifted, such as knit fabrics, brassieres and dressing gowns; (2) maintain U.S. tariff levels in the Doha Round and require U.S. trading partners to reduce their tariffs to U.S. levels and remove non-tariff barriers; and (3) require a NAFTA-type yarn forward rule of origin, with no tariff preference levels, in future trade agreements such as the Central American Free Trade Agreement (“CAFTA”) and the Free Trade Area of the Americas (“FTAA”). There can be no assurance that any of these proposals will be implemented.

Backlog

     The Company’s order backlog was approximately $200 million at August 29, 2003, as compared to approximately $294 million at August 30, 2002, reflecting lower unit volume in all segments, as domestic retail sales of apparel continue to reflect weak consumer demand. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 29, 2003 are expected to be filled by the end of fiscal 2004.

Governmental Regulation

     The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances and wastes used in or resulting from its operations and potential remediation obligations thereunder, particularly the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (“RCRA”) (including amendments relating to underground storage tanks) and the Comprehensive Environmental Response, Compensation and Liability Act, commonly referred to as “Superfund” or “CERCLA” and various state counterparts. The Company has obtained, and is in compliance in all material respects with, all significant permits required to be issued by federal, state or local laws in connection with the operation of the Company’s business as described herein.

     The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company uses resins containing formaldehyde in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, asbestos-containing materials are present in some of the structural components of some Company facilities, and management believes these materials are properly contained and managed.

     Many of the Company’s manufacturing facilities have been in operation for several decades, with some operations originating in the 1800s. Historical management of hazardous substances and waste disposal practices may have resulted in on-site and off-site unknown remediation liability for which the Company may be responsible. In addition, certain operations, including wastewater treatment facilities and air emission sources may have to be upgraded to meet more stringent environmental requirements in the future. The Company has established reserves for certain significant environmental projects which it anticipates will be completed within the next two to three years to address certain known potential environmental issues (including the two Graniteville issues discussed in further detail below). The Company cannot with certainty assess at this time the impact of future emission or discharge or other regulatory standards or enforcement practices under the foregoing environmental laws and regulations and, in particular, under the 1990 Clean Air Act, upon its operations or capital expenditure requirements. The Company believes it is currently in compliance in all material respects with the foregoing environmental and health and safety laws and regulations.

     In 1987, Graniteville was notified by the South Carolina Department of Health and Environmental Control (“DHEC”) that it had discovered certain contamination of a pond near Graniteville, South Carolina and that Graniteville may be one of the responsible parties. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and that other remediation alternatives either provided no significant benefit or themselves involved adverse effects. In 1995, Graniteville submitted a proposal regarding periodic monitoring of the site, to which DHEC responded with a request for additional information. Graniteville provided such information to DHEC in February 1996. The Company is unable to predict at this time whether any further actions will be required with respect to the site or what the cost thereof may be. The Company has provided a reserve for management’s estimate of the cost of monitoring the site and believes the ultimate outcome of this matter will not have a material adverse effect on its results of operations or financial condition.

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

Associates

     At August 29, 2003, the Company had approximately 5,000 associates. None of the Company’s associates is covered by a collective bargaining agreement, and management believes that the Company’s relations with its associates are good.

ITEM 2. PROPERTIES

     The Company currently operates nineteen manufacturing facilities in the U.S., of which six are located in Alabama, one is located in North Carolina, three are located in Georgia and nine are located in South Carolina. The Company owns all nineteen of these facilities. Of the Company’s manufacturing facilities, eleven produce yarn, five manufacture fabrics, four are dyeing facilities and four are engaged in fabric finishing. Additionally, the Company operates six warehouses, including one leased facility.

     In January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina which allowed the Company to reduce its sales of unprofitable open-end yarns and improve capacity utilization and operating efficiencies at its remaining yarn manufacturing facilities.

     In May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation could not be justified given the diminished demand and pricing for heather and stock-dyed open-end yarns produced at this facility.

     The Company’s plants generally operate 24 hours a day, five to seven days a week throughout the year. The Company considers its plants and equipment to be in good condition and adequate for its current operations. The Company’s principal executive offices are located in Monroe, Georgia in a building owned by the Company. The Company also has executive offices in Sylacauga, Alabama, and Graniteville, South Carolina, which are located in buildings owned by the Company. All of the Company’s sales offices are leased from unrelated third parties.

ITEM 3. LEGAL PROCEEDINGS

     On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The Court subsequently dismissed Alabama Power as a defendant in the case, based on their motion for summary judgement. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ property, which allegedly interfered with the plaintiffs’ use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company and others (“Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiff’s counsel, which includes attorneys who acted as co-plaintiff’s counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court allowed the case to proceed to the discovery phase. On April 25, 2002, the trial court held a hearing on summary judgment motions and, on May 22, 2002, entered judgement as a matter of law in the Company’s favor on all counts except the narrow legal theory involving public nuisance tort. A trial on this single count, scheduled to begin in October 2003, has been continued indefinitely based on a motion by the plaintiffs. The Court granted the continuance to allow additional time for summary judgement practice and the production of additional material information in the case. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company’s Class A Common Stock or Class B Common Stock (collectively, “Common Stock”). As of August 29, 2003 there were 129 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $5.0 million, $3.8 million and $5.0 million in respect of its outstanding Common Stock during fiscal 2001, 2002 and 2003, respectively.

     The Company has issued and outstanding $150 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2013 (the “2013 Notes”) under an Indenture dated as of June 30, 2003 among the Company, Avondale Mills and Wachovia Bank, National Association, as trustee (the “Indenture”). The Indenture contains certain covenants that limit the Company’s ability to pay dividends.

     The Company maintains a secured five-year installment equipment note, executed July 30, 2002, with a balance outstanding of $17.8 million at August 29, 2003. The equipment note contains certain covenants that limit the Company’s ability to pay dividends.

     At August 29, 2003 there was no balance outstanding, other than obligations relating to three letters of credit issued in the aggregate amount of $1.4 million, under a $62 million revolving credit facility executed March 28, 2003 among Avondale Mills and three lenders. The revolving credit facility was replaced on November 7, 2003 by a new revolving credit facility executed among Avondale Mills, its subsidiary Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation. See “Note 14. Subsequent Events” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The new revolving credit facility contains certain covenants that limit the Company’s ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated statement of income data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 29, 2003. Such data were derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements and Notes thereto of the Company for each of the three fiscal years in the period ended August 29, 2003 are included elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

Fiscal Year
1999	2000	2001	2002	2003

(In millions, except per share data and ratios)
Statement of Income Data:
Net sales	$890.9	$836.5	$772.8	$659.7	$590.9
Gross profit	89.7	116.3	60.9	54.0	41.2
Facility restructuring	6.2	—	—	7.0	2.5
Operating income	45.3	77.9	27.9	18.7	12.6
Interest expense, net	23.0	20.2	20.4	18.4	19.0
Discount and expenses on sale of receivables	5.6	5.6	4.9	1.1	2.6
Loss on extinguishment of debt	—	—	—	—	3.2
Other expense (income), net	0.5	0.5	0.8	(0.5)	(0.1)
Income (loss) before income taxes	16.3	51.6	1.8	(0.3)	(12.2)
Provision for (benefit of) income taxes	6.3	18.6	0.5	(0.2)	(4.5)
Net income (loss)	10.0	33.0	1.3	(0.1)	(7.7)
Per Share Data:
Net income (loss) – basic	$0.79	$2.61	$0.10	$(0.01)	$(0.62)
Net income (loss) – diluted	0.77	2.57	0.10	(0.01)	(0.62)
Dividends declared	0.40	0.40	0.40	0.30	0.40
Weighted average number of shares outstanding – basic	12.7	12.7	12.5	12.5	12.5
Weighted average number of shares outstanding – diluted	12.9	12.8	12.7	12.5	12.5
Balance Sheet Data (at period end):
Total assets	$439.7	$438.7	$453.0	$397.4	$359.5
Long-term debt, including current portion	219.5	187.7	230.1	170.0	167.8
Shareholders’ equity	109.0	134.5	130.0	130.3	116.0
Other Data:
Capital expenditures	$50.1	$30.5	$91.1	$13.1	$16.7
Depreciation and amortization	42.8	42.8	46.4	45.5	42.2
EBITDA(1)	93.9	115.5	75.5	67.9	60.3
Ratio of EBITDA to interest expense, net and discount and expenses on sale of receivables	3.3	x	4.5	x	3.0	x	3.5	x	2.8	x
Ratio of earnings to fixed charges(2)	1.5	x	2.9	x	1.1	x	—	—

(1)	EBITDA is a supplemental non-GAAP financial measure. The Company defines EBITDA as net income (loss) plus (i) provision for income taxes, (ii) interest expense, net, (iii) loss on extinguishment of debt, (iv) discount and expenses on sale of receivables, (v) depreciation and amortization, (vi) non-cash portion of facility restructuring charges and other equipment disposals, and (vii) plus or minus, as the case may be, adjustments to cost of goods sold made under the LIFO inventory valuation method. EBITDA is presented because management believes that it is a widely accepted financial indicator of a company’s ability to service indebtedness and is used by investors and analysts to evaluate companies in this industry. EBITDA is also used as a measure for certain covenants under the Company’s receivables securitization facility, revolving credit facility, equipment note and the indenture governing the notes.

However, EBITDA: (a) does not represent net income or cash flow from operations as defined by generally accepted accounting principles; (b) is not necessarily indicative of cash available to fund the Company’s cash flow needs; (c) should not be considered as an alternative to operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles; and (d) should not be construed as a measure of the Company’s operating performance, profitability or liquidity. EBITDA as calculated by the Company is not necessarily comparable to similarly titled measures reported by other companies.

The following table reconciles EBITDA on a consolidated basis to the line on our consolidated statement of income entitled net income (loss) for the periods presented in the table above:

	Fiscal Year

	1999	2000	2001	2002	2003

Net income (loss)	$10.0	$33.0	$1.3	$(0.1)	$(7.7)
Interest expense, net	23.0	20.2	20.4	18.5	19.0
Discount and expenses on sales of receivables	5.6	5.6	4.9	1.1	2.6
Loss on extinguishment of debt	—	—	—	—	3.2
Provision for (benefit of) income taxes	6.3	18.6	0.5	(0.2)	(4.5)
Depreciation and amortization	42.8	42.8	46.4	45.5	42.2
Facility restructuring and other equipment disposals (non-cash portion)	6.2	—	—	5.3	4.2
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	—	(4.7)	2.0	(2.2)	1.3

EBITDA	$93.9	$115.5	$75.5	$67.9	$60.3

(2)	The ratio of earnings to fixed charges is computed by dividing income before income taxes plus fixed charges, by fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of deferred financing costs, loss on extinguishment of debt, discount and expenses on sale of receivables and the portion of capital lease payments that is representative of interest or financing charges. For fiscal 2002 and 2003, earnings were insufficient to cover fixed charges by $0.4 million and $12.2 million, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

Overview

     The Company is a leading domestic manufacturer and marketer of cotton and cotton-blend fabrics and yarns used in the production of casual apparel and, to a lesser extent, home furnishings and industrial products. The Company designs, manufactures and markets a broad line of indigo-dyed denim for both branded and private label apparel producers of denim jeans, slacks, shorts, skirts and jackets as well as non-apparel producers of denim luggage, bags and other products. The Company also designs and manufactures an extensive line of piece-dyed sportswear and workwear fabrics. The Company’s sportswear fabrics are marketed to both branded and private label producers of casual, or khaki, slacks, shorts and skirts. The Company’s workwear fabrics are marketed to producers of uniforms, career apparel and other workwear (shirts, slacks and jackets) that are distributed through either the rental or retail channels. The Company manufactures cotton and cotton-blend yarns, which are sold to knitters and weavers of apparel fabrics. The Company also manufactures greige and specialty fabrics, which are sold to the apparel, home furnishings and industrial markets. In fiscal 2003, the Company sold fabrics and yarns to approximately 1,000 customers, including many of the world’s leading apparel companies.

     General business conditions in the textile industry continue to be challenging, reflecting weak consumer demand and a general decline in consumer confidence reflective of the uncertainties presented by the current economic and political environment. In addition, the Company believes the strength of the United States dollar in comparison to the Chinese yuan and currencies of other Asian countries continues to promote the importation of goods from those countries by United States retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. In fiscal 2003, the Company had net sales, EBITDA and net loss of $590.9 million, $60.3 million and ($7.7) million, respectively. See “Selected Consolidated Financial and Other Data” for a discussion of EBITDA and the reconciliation of EBITDA to net income (loss).

     The Company believes many of the factors affecting its operating performance during fiscal 2003, including weak retail sales of apparel, global over-supply of textile and apparel products and the relative strength of the U.S. dollar compared to the Chinese yuan and currencies of other Asian countries, will continue into fiscal 2004. Raw material costs are also expected to increase during fiscal 2004. While the Company remains focused on cost reduction initiatives, new product development and working capital management, it does not expect near term improvement in the highly competitive market conditions or resulting net sales or EBITDA.

Results of Operations

     The Company operates principally in three segments: apparel fabrics, yarns and other sales.

     The table below sets forth for the periods indicated statement of income data expressed as a percentage of net sales:

	Fiscal Year

	2001	2002	2003

Net sales	100.0%	100.0%	100.0%
Apparel fabric sales	80.8	84.1	85.1
Yarn sales	30.7	28.7	28.4
Other sales	10.1	10.7	11.2
Intersegment sales	(21.6)	(23.5)	(24.7)
Cost of goods sold:
Raw materials	39.9	34.8	30.7
Conversion costs	46.3	50.2	55.3
Total	86.2	85.0	86.0
Depreciation	5.9	6.8	7.1
Selling and administrative expenses	4.3	4.3	4.4
Facility restructuring charges	—	1.1	0.4
Operating income	3.6	2.8	2.1
Interest expense, net	2.6	2.8	3.2
Discount and expenses on sales of receivables	0.6	0.2	0.4
Loss on extinguishment of debt	—	—	0.6
Provision for income taxes	0.1	(0.0)	(0.8)
Net income	0.2	(0.0)	(1.3)

Fiscal 2003 Compared to Fiscal 2002

     Net Sales. Net sales decreased 10.4% to $590.9 million for fiscal 2003 from $659.7 million for fiscal 2002, as the Company experienced intensely competitive conditions in its markets. The decline in net sales in fiscal 2003 primarily reflected lower unit volume in all segments, as domestic retail sales of apparel continued to reflect weak consumer demand. Selling prices remained very competitive reflecting the significant uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial duress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions

     Operating Income. Operating income decreased 32.6% to $12.6 million for fiscal 2003 from $18.7 million for fiscal 2002. The decrease in operating income primarily reflected the decline in unit volume and corresponding reductions in unit cost absorption and operating efficiencies, as well as the $2.5 million facility restructuring charge recorded in the third quarter of fiscal 2003. The effects of the reduced volume were partially offset during the first three fiscal quarters of 2003 by lower raw material costs. However, raw material costs trended upward late in fiscal 2003, contributing to substantially lower operating income in the fourth quarter. Consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics in lieu of outside purchases continued to provide higher overall capacity utilization. Cost of goods sold decreased 9.5% to $507.8 million for fiscal 2003 from $560.8 million for fiscal 2002, primarily reflecting the reduction in unit sales. Cost of goods sold as a percentage of net sales increased to 86.0% for fiscal 2003 from 85.0% for fiscal 2002, primarily reflecting the diminished unit cost absorption.

Results of Operations (continued)

     Selling and administrative expenses decreased 7.8% to $26.1 million for fiscal 2003 from $28.3 million for fiscal 2002 reflecting a reduction in certain associate benefits and performance based incentives. Selling and administrative expenses increased to 4.4% of net sales for fiscal 2003 from 4.3% for fiscal 2002, primarily due to the decline in net sales.

     Segment Performance. Apparel fabric sales decreased 9.4% to $502.9 million for fiscal 2003 from $555.0 million for fiscal 2002. The decline in sales reflected a 9.8% decrease in yards sold as demand for denim and other bottom-weight fabrics weakened, while average selling price increased slightly reflecting an enhanced product mix. Operating income for apparel fabrics decreased 28.8% to $28.5 million for fiscal 2003 from $40.0 million for fiscal 2002, primarily due to the reduced unit volume.

     Yarn sales, including intra-company sales to the apparel fabric operation, decreased 11.4% to $167.5 million for fiscal 2003 from $189.1 million for fiscal 2002. This reflects a 10.0% decrease in pounds sold and a 1.6% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and importation of yarns and knitted apparel, predominately from Asia. Yarn operating income was $46,000 for fiscal 2003 compared to an operating loss of ($4.3) million for fiscal 2002, primarily due to lower raw material costs in the first three fiscal quarters of fiscal 2003 and a reduction in sales of commodity open-end yarns following the closure of yarn manufacturing facilities during fiscal 2002 and 2003.

     Other sales, which include sales of greige and specialty fabrics and revenue from the Company’s trucking operation, decreased 6.5% to $66.1 million for fiscal 2003 from $70.7 million for fiscal 2002. The decrease in sales reflected a 3.4% decrease in units sold, a 3.4% decrease in average selling price, primarily reflecting weakened demand in the greige and specialty fabrics markets, and the impact of reduced yarn and fabric volume on the Company’s trucking operation. Operating income for other sales increased 7.3% to $4.4 million for fiscal 2003 from $4.1 million for fiscal 2002, reflecting lower raw material costs in the first three fiscal quarters of fiscal 2003.

     Intersegment sales decreased 6.0% percent to $145.7 million for fiscal 2003 from $155.0 million for fiscal 2002, primarily reflecting a decrease in consumption of internally produced yarns by the apparel fabrics operation.

     Interest Expense, Net. Interest expense, net increased 3.3% to $19.0 million for fiscal 2003 from $18.4 million for fiscal 2002. Although average outstanding borrowings were lower during the majority of fiscal 2003, the increase reflected higher average interest rates applicable to the revolving credit agreement, as amended, and additional interest incurred in July 2003 while the 10.25% Senior Subordinated Notes due 2006 (the “2006 Notes”) and the 2013 Notes were both outstanding. For discussion, see “Note 10. Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. In addition, net interest expense for fiscal 2002 was reduced by $1.7 million for interest received in conjunction with a refund of income taxes. For discussion of the income tax refund, see “Note 9. Income Taxes” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables were $2.6 million for fiscal 2003 compared to $1.1 million for fiscal 2002. This increase was attributable to higher interest rates and enhanced eligibility under the securitization facility, as amended.

     Loss on Extinguishment of Debt. During the fourth quarter of fiscal 2003, the Company recorded a loss on early extinguishment of debt of $3.2 million related to the redemption of its 2006 Notes. The loss consisted of a $2.1 million prepayment premium and the write-off of $1.1 million of unamortized financing costs related to the original issuance of the notes. Funding of the redemption was provided through the issuance at par of the 2013 Notes.

     Provision for Income Taxes. An income tax benefit of ($4.5) million was recorded for fiscal 2003 compared to an income tax benefit of ($0.2) million for fiscal 2002, reflecting the increased loss before income taxes. The Company’s effective tax rate for fiscal 2003 was 36.7% of the pre-tax loss, compared to 63.6% of the pre-

Results of Operations (continued)

tax income for fiscal 2002. The fiscal 2002 effective tax rate reflected minor permanent differences affecting the fiscal 2002 provision for income taxes and the nominal level of the fiscal 2002 operating loss.

     Facility Restructuring. In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabrics operation was shifted to another manufacturing facility within the Company. In connection with this action, the Company recorded facility restructuring charges and other non-operating costs of approximately $2.5 million during the third quarter of fiscal 2003.

     At August 29, 2003, one of the North Carolina yarn plants closed in January 2002 and the Alabama yarn plant closed in May 2003 remain unsold and are included at estimated net realizable values in assets held for sale in the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2002 Compared to Fiscal 2001

     Net Sales. Net sales decreased 14.6% to $659.7 million for fiscal 2002 from $772.8 million for fiscal 2001, as the Company experienced intensely competitive conditions in its markets. Retail sales of apparel continued to be slow during the first half of fiscal 2002, reducing demand for apparel fabrics and yarns as retailers and apparel producers exercised tighter management of their supply chains and the U.S. consumer reacted to the tragic events of September 11, 2001 and subsequent developments. Financial difficulties of several yarn and apparel fabric manufacturers served to further depress selling prices through distressed sales of inventory during the year. The Company experienced a rebound in sales in the second half of fiscal 2002 as lean inventories were restocked by retailers and apparel producers. However, sales slowed near the end of fiscal 2002 as inventories were replenished and retail sales of apparel continued their weakness into the back to school season. In addition, the strength of the U.S. dollar in comparison to the currencies of many Asian countries continued to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products.

     Operating Income. Operating income decreased 33.0% to $18.7 million for fiscal 2002 from $27.9 million for fiscal 2001, reflecting declines in unit volume and average selling prices and the negative impact on overall unit cost absorption of the reduced unit volumes. These factors were somewhat mitigated by declining raw material costs during fiscal 2002. The Company continued its consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics to maintain higher capacity utilization and sales rationalization. Cost of goods sold decreased 15.8% to $560.8 million for fiscal 2002 from $666.2 million for fiscal 2001, reflecting the reduction in unit sales, lower costs of raw materials and reduced purchases of outside yarns and greige fabrics. Cost of goods sold as a percentage of net sales decreased to 85.0% for fiscal 2002 from 86.2% for fiscal 2001.

     Selling and administrative expenses decreased 14.2% to $28.3 million for fiscal 2002 from $33.0 million for fiscal 2001. This decrease reflected reductions in selling, general and administrative staffing and related expenses implemented in September 2001, and a reduction in certain associate benefits and performance based incentives corresponding to the decline in operating income for fiscal 2002. Selling and administrative expenses represented 4.3% of net sales for fiscal 2002, the same percentage as for fiscal 2001, despite the decline in net sales.

     Segment Performance. Apparel fabric sales decreased 11.1% to $555.0 million for fiscal 2002 from $624.1 million for fiscal 2001. The decline in sales reflected a 9.0% decrease in yards sold and a 2.3% decrease in average selling prices, as demand for denim and other bottom-weight fabrics weakened significantly in the first half of fiscal 2002. Operating income for apparel fabrics decreased 14.9% to $40.0 million for fiscal 2002 from $47.0 million for fiscal 2001, primarily due to the lower selling prices and reduced unit volume.

     Yarn sales, including intracompany sales to the apparel fabric operation, decreased 20.1% to $189.1 million for fiscal 2002 from $236.8 million for fiscal 2001, reflecting a 13.0% decrease in pounds sold, as two open-end

Results of Operations (continued)

yarn plants in North Carolina were closed, and an 8.3% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and continued imports of yarns and knitted apparel, predominately from Asia and South America. An operating loss of ($4.3) million was experienced by the yarns operation for fiscal 2002 compared to a loss of ($0.4) million for fiscal 2001, primarily due to the lower selling prices and reduced unit volume.

     Other sales, which include sales of greige and specialty fabrics and revenue from the Company’s trucking operation, decreased 10.1% to $70.7 million for fiscal 2002 from $78.6 million for fiscal 2001. The decrease in sales reflected an 8.7% decrease in units sold, a 1.4% decrease in average selling price, primarily reflecting weakened demand in the greige and specialty fabrics markets, and the impact of reduced yarn and fabric volume on the Company’s trucking operation. Operating income for other sales increased 20.6% to $4.1 million for fiscal 2002 from $3.4 million for fiscal 2001, reflecting lower raw material costs and continued intracompany sales of yarn and greige fabric production to the apparel fabric operation.

     Intersegment sales decreased 7.1% percent to $155.0 million for fiscal 2002 from $166.8 million for fiscal 2001, primarily reflecting a decrease in consumption of internally produced yarns by the apparel fabrics operation.

     Interest Expense, Net. Interest expense, net decreased 9.8% to $18.4 million for fiscal 2002 from $20.4 million for fiscal 2001. This decrease reflected lower average outstanding borrowings during fiscal 2002, partially offset by higher average interest rates applicable to the revolving credit agreement, as amended. In addition, net interest expense for fiscal 2002 was reduced by $1.7 million for interest received in conjunction with a refund of income taxes. For discussion of the income tax refund, see “Note 9. Income Taxes” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

     Provision for Income Taxes. An income tax benefit of ($0.2) million was recorded for fiscal 2002 compared to a provision for income taxes of $0.5 million for fiscal 2001, reflecting the loss before income taxes. The Company’s effective tax rate for fiscal 2002 was 63.5% of the pre-tax loss, compared to 30.1% of the pre-tax income for fiscal 2001. The fiscal 2002 effective rate reflected minor permanent differences affecting the fiscal 2002 provision for income taxes and the nominal level of the fiscal 2002 operating loss.

     Facility Restructuring. In response to highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.8 million during fiscal 2002. Additionally, the Company implemented reductions in certain manufacturing overhead costs and selling, general and administrative expenses in September 2001. In conjunction with these actions and the two plant closings, the Company recorded expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions.

Liquidity and Capital Resources

General

          The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its revolving credit facility and equipment note, and proceeds received in connection with sales of trade receivables and issuance of equity and debt securities. At August 29, 2003, the Company had no borrowings outstanding under the revolving credit facility and $60.6 million of borrowing availability thereunder. In addition, at August 29, 2003, $17.8 million of the equipment note and $150 million aggregate principal amount of the 2013 Notes (which are fully and unconditionally guaranteed by the Company on a senior subordinated basis) were outstanding.

Revolving Credit Facility

          On March 28, 2003, the Company completed a restructuring of its senior secured revolving credit facility, which provided aggregate borrowing availability of a maximum of $62 million through March 27, 2006. Borrowings under the revolving credit facility included revolving loans provided by a group of lenders and up to $10 million of revolving swing loans provided by Wachovia Bank, National Association. With respect to revolving loans, the Company could designate an interest rate tied to the Eurodollar rate (adjusted for any reserves) plus a specified number of basis points or the base rate (which is the higher of Wachovia’s prime rate or one-half of one percent over the overnight federal funds rate) plus a specified number of basis points. Interest accrued on revolving swing loans at the Company’s option at either the base rate plus a specified number of basis points or at an interest rate to be mutually determined by the Company and Wachovia at the time such loan was made. A commitment fee was payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility was secured by substantially all of the Company’s assets. The Company was required to pay certain administration and funding fees relating to the revolving credit facility. Covenants of the revolving credit facility, among other things, required that the Company maintain a minimum cash flow and certain financial ratios, and contained restrictions on payment of dividends.

          The Company did not expect to meet the minimum cash flow requirement of the revolving credit facility as of August 29, 2003 and therefore initiated discussions with several lenders to amend or replace the facility. As a result, a new senior secured revolving credit facility was executed with General Electric Capital Corporation (“GECC”) on November 7, 2003. See “Note 14. Subsequent Events” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The new revolving credit facility has less restrictive financial covenants than the previous facility, requiring certain minimum cash flows and fixed charge ratios only in the event that unused availability under the new facility falls below a specified level.

Swap Agreements

          The Company has used interest rate swap agreements to effectively fix the interest rate with respect to the borrowings outstanding under the revolving credit facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the revolving credit facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 29, 2003, the Company had swap agreements with notional amounts aggregating $35 million, providing an effective weighted average interest rate of 5.3%. These swap agreements mature in November 2003.

Liquidity and Capital Resources (continued)

Equipment Note

          The equipment note, a secured five-year installment loan, was executed with The CIT Group/Equipment Financing, Inc. on July 30, 2002 in the amount of $20.0 million. The equipment note is to be repaid in 53 monthly payments of approximately $360,000 commencing March 1, 2003 and a final payment of approximately $896,000 on August 1, 2007. Interest accrues on the unpaid principal balance of the equipment note at a rate established annually on August 1 at LIBOR plus a specified number of basis points, and is paid monthly commencing September 1, 2002 through the final payment date. The Company may, at its one time option, elect a fixed interest rate for the remaining term of the equipment note based on the Federal Reserve “Interest Rate Swap” rate of interest, as quoted for the term closest to the remaining term of the equipment note, plus a specified number of basis points. The equipment note is secured by a senior lien on substantially all of the equipment of two plant locations, which had a carrying value of approximately $ 33.6 million at August 29, 2003. The equipment note contains customary covenants, including requirements to maintain certain financial covenants, and includes provisions relating to cross acceleration to other debt obligations of the Company.

Receivables Securitization Facility

          On August 30, 2002, the Company and its wholly-owned, special purpose subsidiary, Avondale Funding, LLC (“Funding”), entered into an arrangement (“Receivables Securitization Facility”) with GECC and Redwood Receivables Corporation (“Redwood”), an issuer of commercial paper, to provide financing of up to $90 million through the sale of certain trade receivables (“Receivables”) originated by the Company. On July 3, 2003, GECC purchased Redwood’s investment and agreed to continue the funding of the receivables securitization facility until the earlier of 90 days before the specified final purchase date, August 29, 2007, or certain specified termination dates. The Receivables Securitization Facility replaced a previous receivables securitization program with Bank One. The Company has been engaged by Funding and GECC to service the receivables.

          Funding is a separate corporate entity with its own creditors who, in the event of Funding’s liquidation, will be entitled to a claim on Funding’s assets prior to any distribution to the Company.

          Pursuant to the Receivables Securitization Facility, the Company sells, or transfers as a contribution of capital, the Receivables, at a discount and without recourse, to Funding, whose sole business is the acquisition and financing of the Receivables. Funding sells an undivided interest in a specified portion of the Receivables to GECC to provide the funds required by Funding to purchase the Receivables from the Company. Proceeds from the collection of the Receivables are used by Funding to purchase additional Receivables from the Company, repay GECC in the event that sufficient additional Receivables are not available to maintain GECC’s investment, or pay fees and expenses. At August 29, 2003, the outstanding amount of GECC’s investment in the Receivables was $52.9 million.

          The discount rate on the Receivables purchased from the Company by Funding is based on the fair market value of the receivables. The discount rate on the undivided interest in the Receivables purchased by GECC from Funding is tied to GECC’s commercial paper rate plus a specified number of basis points. Funding is required to pay certain unused availability fees under the Receivables Securitization Facility.

          The Receivables Securitization Facility contains customary covenants, including requirements to maintain certain financial ratios, and includes provisions relating to cross defaults to other debt obligations of the Company. In conjunction with the execution of a new senior secured revolving credit facility with GECC on November 7, 2003, the Company executed an amendment to the Receivables Securitization Facility adopting the same financial covenants as provided in the new revolving credit facility. In addition, the amendment to the Receivables Securitization Facility also reduced the size of the facility from $90 million to $75 million. See “Note 14. Subsequent Events” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Resources (continued)

Senior Subordinated Notes

          On June 30, 2003, the Company issued at par $150 million of 2013 Notes in a private placement to qualified institutional buyers. The 2013 Notes, which mature on July 1, 2013, are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the 2013 Notes is due semiannually, on January 1 and July 1, commencing January 1, 2004. Proceeds from the sale of the 2013 Notes were used to redeem the Company’s 2006 Notes, to repay indebtedness outstanding under the revolving credit facility and for general corporate purposes.

          The Company in agreement with Wachovia Securities, LLC, the original purchaser of the 2013 Notes, filed a registration statement with the Securities and Exchange Commission on September 16, 2003, with respect to an offer to exchange the unregistered notes for freely tradable notes that have substantially identical terms. All unregistered notes were tendered for exchange prior to expiration of the exchange offer on October 21, 2003.

          The 2013 Notes contain a redemption feature allowing the Company, at any time prior to July 1, 2006, to redeem up to an aggregate of $52.5 million of the principal amount of the 2013 Notes with the proceeds of one or more public equity offerings, at a redemption price of 110.25% plus accrued interest to the redemption date, provided that at least $97.5 million aggregate principal amount of the 2013 Notes remains outstanding after such redemption. On or after July 1, 2008, the 2013 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 105.125%, which declines in intervals to 100% in 2011 and thereafter.

          The indenture under which the 2013 Notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

Capital Expenditures and Cash Flows Analysis

          The Company’s capital expenditures aggregated $16.7 million for fiscal 2003. These expenditures were used primarily for the installation of an automated dye mixing and dispensing system at a fabric finishing facility in South Carolina, the purchase of new roving equipment for a ring spinning facility in Alabama, and general maintenance of facilities and equipment. Management estimates that capital expenditures for fiscal 2004 will be approximately $12.0 million, and that such amounts will be used primarily for general maintenance of facilities and equipment.

          Net cash provided by operating activities was $35.3 million in fiscal 2003. Principal working capital changes included a $35.4 million decrease in accounts receivable and $21.3 million decrease in accounts receivable sold under the securitization facilities, a $4.1 million reduction in inventories, and a $15.2 million decrease in accounts payable and accrued expenses. The Company’s investing activities were primarily the capital improvements described above and proceeds from the disposal of manufacturing equipment of approximately $3.9 million. Net cash used by financing activities aggregated $11.6 million, including the issuance of senior subordinated notes due 2013 of $150.0 million, redemption of senior subordinated notes due 2006 of $127.1 million, including prepayment premium, a net decrease in the revolving credit facility and other long term debt of $27.2 million, payment of $5.0 million in dividends on outstanding common stock and the purchase and retirement of treasury stock of $2.3 million.

          Net cash provided by operating activities was $71.7 million in fiscal 2002. Principal working capital changes included a $9.1 million increase in accounts receivable and $12.4 million increase in accounts receivable sold under the securitization facilities, a $12.7 million reduction in inventories, and a $2.6 million increase in accounts payable and accrued expenses. The Company’s investing activities were primarily capital improvements of $13.0 million. Net cash used by financing activities aggregated $59.4 million, including issuance of the equipment

Liquidity and Capital Resources (continued)

note of $20.0 million, a net decrease in the revolving credit facility and other long term debt of $80.2 million and $3.8 million used to pay dividends on common stock.

          Net cash provided by operating activities was $48.1 million in fiscal 2001. Principal working capital changes included a $28.0 million decrease in accounts receivable and corresponding $20.0 million decrease in accounts receivable sold under the securitization facility, a $6.3 million decrease in inventories, a $14.7 million decrease in other assets, primarily deposits on equipment orders, a $23.1 million decrease in accounts payable and accrued expenses, and a $9.1 million decrease in income taxes payable. The Company’s investing activities were primarily capital improvements of $91.1 million. Net cash provided by financing activities aggregated $37.3 million, including a net increase in the revolving credit facility and other long-term debt of $42.5 million, and $5.0 million used to pay dividends on common stock.

          The table below summarizes the Company’s outstanding contractual obligations as of August 29, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands).

	Payments Due by Period

		Less than	1 – 3	3 – 5	After
Contractual Obligations	Total	1 year	years	years	5 years

Long-term Debt	$167,837	$4,325	$8,651	$4,861	$150,000
Operating Leases	7,772	2,331	3,762	1,679	—
Equipment purchase orders	4,900	4,900	—	—	—
Raw material purchase orders	68,900	68,900	—	—	—

Total	$249,409	$80,456	$12,413	$6,540	$150,000

          For discussion related to contractual obligations, see “Note 10. Long-Term Debt” and “Note 13. Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statement and Supplemental Data of this Annual Report on Form 10-K.

          Management believes that cash generated from operations, together with borrowings available under the new senior secured revolving credit facility (See “Note 14. Subsequent Events” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K) and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future. The Company will also continue to consider other options available to it in connection with future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

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

Liquidity and Capital Resources (continued)

Adjustment of Deferred Income Taxes

          Following the successful settlement of the refund claim noted above, the Company reassessed the balance of certain deferred income taxes. Based on this evaluation, the Company determined that the estimates used to establish deferred taxes prior to fiscal 1998 were too conservative and resulted in an overstatement of deferred income tax liabilities. Accordingly, an adjustment of $4.0 million was recorded as an addition to the balance of retained earnings at August 27, 1999.

Off-Balance Sheet Financing Arrangements

          The receivables securitization facility is the Company’s only off-balance sheet financing arrangement. The Company generates funds through the sale of trade receivables to Funding, whose sole business purpose is the ongoing acquisition and resale of specified trade receivables generated by the Company. Funding retains no interest in the investment in the receivables sold GECC, and has not experienced any gains or losses on the sale of the investment in Receivables. The Company believes minimal counter party risk exists due to the financial strength of GECC.

Seasonality

          The Company’s sales are broadly distributed over markets with staggered seasonality and, therefore, generally do not exhibit significant seasonal trends.

Critical Accounting Policies

          The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

          The Company generates funds through the sale of accounts receivable, at a discount and without recourse, to a special purpose subsidiary established to facilitate the acquisition and subsequent resale of certain accounts receivable to GECC. The discount rate on the accounts receivable purchased from the Company is established periodically by the subsidiary based on the fair market value of the receivables. The Company includes in accounts receivable in its consolidated balance sheets the portion of accounts receivable sold to the subsidiary which have not been resold to GECC.

          Inventories: Inventories are stated at the lower of cost or market value. Except for certain supply inventories valued on an average cost basis, the costs of the Company’s inventories are determined on a last-in, first-out (“LIFO”) basis. Under LIFO, current material and conversion costs are charged to cost of goods sold while inventories are valued using costs incurred in the initial and subsequent fiscal years following election of the LIFO method. In periods of declining prices, LIFO values may exceed current replacement market values and require downward adjustment. Estimates, including the estimated costs to complete work in process inventories and the estimated realizable values of all inventories, are used in determining the lower of LIFO cost or market. During periods when current costs or inventory quantities fluctuate significantly, use of the LIFO method may yield cost of goods sold that differs significantly from that which would result under other inventory methods.

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

          Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the fiscal year on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing are consistent with all other sales by the Company.

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

          For discussion of a certain legal proceeding to which the Company is a party, see Item 3 “Legal Proceedings” of this Annual Report on Form 10-K for the fiscal year ended August 29, 2003. The Company is not currently a party to litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s financial condition or results of operations.

New Accounting Standards

          The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective August 31, 2002, and ceased amortization of goodwill on that date. The Company completed the transitional goodwill impairment test as required by Statement No. 142 during the thirteen weeks ended November 29, 2002 and determined that no impairment of goodwill should be recorded. In accordance with the provisions of Statement No. 142, the adoption of this accounting policy is reflected prospectively. Had the Company accounted for goodwill in accordance with this policy in fiscal 2001 and 2002, net income would have been $1.5 million or $.12 per share-basic and $.12 per share-diluted for fiscal 2001 and $0.1 million or $.01 per share-basic and $.01 per share-diluted for fiscal 2002.

          Effective August 31, 2002, the Company adopted the provisions of Statements of Financial Accounting Standard No. 141 - Business Combinations, No. 143 - Accounting for Asset Retirement Obligations, No. 144 - Impairment or Disposal of Long-lived Assets, No. 145 - Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections, and No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 145 requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. See “Note 3. Loss on Extinguishment of Debt” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplemental Data of this Annual Report on Form 10-K, for discussion related to loss on extinguishment of debt in fiscal 2003. The adoption of these Statements, other than Statement No. 145, had no impact on the Company’s consolidated financial statements.

          In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, established accounting and disclosure requirements pertaining to a change from the intrinsic value method to the fair value method of accounting for stock-based compensation, and revised disclosure requirements for companies continuing to apply the intrinsic value method. The Company adopted the provisions of this statement during the third quarter of fiscal 2003, electing to continue its use of the intrinsic value method. Accordingly, no stock-based compensation has been recorded, as all options granted under the existing plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the accounts of a variable interest entity to be included in the consolidated financial statements of a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires certain disclosures regarding a variable interest entity in which a company has a significant variable interest but is not required to include its accounts in the company’s consolidated financial statements. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for entities existing on or before January 31, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The Company has evaluated the provisions of this interpretation and concluded that the interpretation will have no effect on the consolidated financial statements of the Company since Funding is a qualified special purpose entity.

          In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities, which requires certain contracts to be treated as either derivatives or hybrid instruments, on a consistent basis. Statement No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The adoption of the provisions of Statement No. 149 in the fourth quarter of fiscal 2003 had no impact on the Company’s consolidated financial statements.

          In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. Statement No. 150 is effective for mandatory redeemable financial instruments of nonpublic entities for fiscal periods beginning after December 15, 2003. The Company is currently evaluating the impact of Statement No. 150 on its consolidated financial statements.

Forward Looking Statements

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. These statements include, among others, statements regarding business outlook, anticipated financial and operating results, strategies, contingencies, working capital requirements, expected sources of liquidity, estimated amounts and timing of capital expenditures, estimated environmental compliance costs and other expenditures, and expected outcomes of litigation.

          Forward-looking statements reflect management’s current expectations and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding product demand, selling prices, raw material costs, timing and cost of capital expenditures, cost of environmental compliance, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, all the risks described under the heading “Risk Factors” in the Company’s Current Report on Form 8-K dated June 20, 2003 and the following:

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

Other Data

          EBITDA is a supplemental non-GAAP financial measure. EBITDA is presented because management believes that it is a widely accepted financial indicator of a company’s ability to service indebtedness and is used by investors and analysts to evaluate companies in this industry. EBITDA is also used as a measure for certain covenants under the Company’s receivables securitization facility, revolving credit facility, equipment note and the indenture governing the notes, and is calculated by the Company as follows (amounts in thousands):

	Fiscal Year

	2001	2002	2003

Net income (loss)	$1,257	$(130)	$(7,738)
Interest expense, net	20,396	18,449	19,034
Discount and expenses on sales of receivables	4,935	1,117	2,596
Loss on extinguishment of debt	—	—	3,236
Provision for income taxes	540	(227)	(4,495)
Depreciation and amortization	46,399	45,538	42,204
Facility restructuring and other equipment disposals (non-cash portion)	—	5,330	4,140
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	1,950	(2,150)	1,335

EBITDA	$75,477	$67,927	$60,312

          However, EBITDA: (a) does not represent net income or cash flow from operations as defined by generally accepted accounting principles; (b) is not necessarily indicative of cash available to fund the Company’s cash flow needs; (c) should not be considered as an alternative to operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles; and (d) should not be construed as a measure of the Company’s operating performance, profitability or liquidity. EBITDA as calculated by the Company is not necessarily comparable with similarly titled measures presented by other companies.

Subsequent Event

          On November 7, 2003, Avondale Mills, Inc. and its subsidiary Avondale Mills Graniteville Fabrics, Inc. entered into a new senior secured revolving credit facility with GECC, as agent and sole lender. The new revolving credit facility provides aggregate borrowing availability up to $40 million, including letter of credit availability up to $10 million. The new revolving credit facility replaced the revolving credit facility previously provided by a group of lenders.

          The term of the new revolving credit facility extends through the earlier of August 29, 2007, or the date at which the Receivables Securitization Facility terminates, unless replaced by another securitization facility with GECC or an affiliate of GECC. Borrowing availability under the new revolving credit facility is based on specified percentages of Avondale Mills’ raw material, work in process, greige fabric and finished good inventories, less applicable reserves. The new revolving credit facility is secured by the Company’s inventories, equipment other than that securing the equipment note, accounts receivable (not sold under the Receivables Securitization Facility), certain of the Company’s deposit and investment accounts, and the capital stock and limited liability company interests of all subsidiaries of the Company. The Company and Avondale Mills Graniteville Fabrics, Inc. have guaranteed the obligations of Avondale Mills under the revolving credit facility.

          With respect to advances drawn under the new revolving credit facility, the Company can designate interest rates equal to the Eurodollar rate (adjusted for reserves) plus a specified number of basis points or the reported prime rate plus a specified number of basis points. A commitment fee is payable monthly on the average unused portion of the new revolving credit facility. The Company is required to pay certain audit and administrative fees relating to the new revolving credit facility, and is subject to specified prepayment premiums if the facility commitment is reduced or terminated prior to the second anniversary of the closing date.

          Covenants of the new revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that average unused borrowing availability falls below $20 million for a period of four weeks. These covenants limit the Company’s ability to pay dividends.

          In conjunction with the execution of the new revolving credit facility, the Company also executed an amendment to the Receivables Securitization Facility adopting the same financial covenants as provided in the new revolving credit facility and reducing the size of the Receivables Securitization Facility from $90 million to $75 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company’s variable rate borrowings may affect the Company’s earnings. However, the Company’s use of interest rate swap agreements will limit the negative impact of higher interest rates. Assuming the revolving credit facility and interest rate swap agreements at August 29, 2003 remain in effect throughout fiscal 2004, a 10% change in the effective average interest rate would not have a material effect on the Company’s pretax earnings for fiscal 2004. In addition, a 10% change in interest rates would not have a material effect on the fair value of the Company’s interest rate swap agreements and senior subordinated notes.

          Increases or decreases in the market price of cotton may affect the valuation of the Company’s inventories and fixed purchase commitments and, accordingly, the Company’s earnings. The potential decline in fair value of these inventories and fixed purchase commitments resulting from a 10% decline in market prices is estimated to be approximately $6.0 to $9.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVONDALE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2001, August 30, 2002
and August 29, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avondale Incorporated:

          We have audited the accompanying consolidated balance sheets of Avondale Incorporated and subsidiaries as of August 29, 2003 and August 30, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated statements of income, shareholders’ equity and cash flows and the schedule referred to below for the year ended August 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule, prior to the restatement as described in Note 9, in their report dated October 9, 2001.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avondale Incorporated and subsidiaries as of August 29, 2003 and August 30, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

          Our audits were made for the purpose of forming an opinion on the 2003 and 2002 basic consolidated financial statements taken as a whole. The schedule listed in the Index at Item 15(a) has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2003 and 2002 information set forth therein.

          As discussed above, the consolidated financial statements for the year ended August 31, 2001 were audited by other auditors who have ceased operations. As described in Note 9, retained earnings at August 25, 2000 and August 31, 2001 have been restated from the original amounts reported upon by such other auditors. We audited the adjustments to those balances of retained earnings as described in Note 9. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any other procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

CRISP HUGHES EVANS LLP

Atlanta, Georgia
October 3, 2003, except for note 14 as to which
          the date is November 7, 2003

          The report that appears below is a copy of the report issued by the Company’s previous independent accountants, Arthur Andersen, LLP (“Andersen”) and the report has not been reissued by Andersen. That firm has discontinued performing auditing and accounting services. The Andersen report refers to financial statements as of August 25, 2000 and August 31, 2001 and for the two fiscal years ending August 25, 2000, which are no longer included in the accompanying financial statements. Further, the Andersen report refers to the schedule listed in the Index at Item 14(a), such schedule is included as Item 15(a) in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avondale Incorporated:

          We have audited the accompanying consolidated balance sheets of Avondale Incorporated as of August 25, 2000 and August 31, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
October 9, 2001

AVONDALE INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 30,	August 29,
	2002	2003

ASSETS
Current assets
Cash and cash equivalents	$2,859	$13,769
Accounts receivable, less allowance for doubtful accounts of $2,199 in 2002 and $1,867 in 2003	43,305	29,157
Inventories	86,946	82,887
Prepaid expenses	385	1,980
Income taxes refundable	6,550	2,825

Total current assets	140,045	130,618
Assets held for sale	3,645	2,640
Property, plant and equipment
Land	6,634	6,484
Buildings	81,823	79,647
Machinery and equipment	526,897	497,213

	615,354	583,344
Less accumulated depreciation	(369,728)	(367,759)

	245,626	215,585
Other assets	5,146	7,712
Goodwill	2,951	2,951

	$397,413	$359,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,591	$18,724
Accrued compensation, benefits and related expenses	10,369	9,280
Accrued interest	4,576	2,726
Other accrued expenses	10,207	9,785
Long-term debt due in one year	2,523	4,325

Total current liabilities	58,266	44,840
Long-term debt	167,477	163,512
Deferred income taxes and other long-term liabilities	41,415	35,203
Commitments and contingencies
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized; issued and outstanding — 11,552 shares in 2002 and 11,402 shares in 2003	115	114
Class B, $.01 par value; 5,000 shares authorized; issued and outstanding — 979 shares in 2002 and 2003	10	10
Capital in excess of par value	39,669	39,194
Accumulated other comprehensive loss	(889)	(151)
Retained earnings	91,350	76,784

Total shareholders’ equity	130,255	115,951

	$397,413	$359,506

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended

	August 31,	August 30,	August 29,
	2001	2002	2003

Net sales	$772,768	$659,735	$590,862
Operating costs and expenses
Cost of goods sold	666,205	560,794	507,846
Depreciation	45,681	44,956	41,842
Selling and administrative expenses	32,989	28,289	26,143
Facility restructuring charges	—	7,000	2,450

Operating income	27,893	18,696	12,581
Interest expense, net	20,396	18,449	19,034
Discounts and expenses on sales of receivables	4,935	1,117	2,596
Loss on extinguishment of debt	—	—	3,236
Other expenses (income), net	765	(513)	(52)

Income (loss) before income taxes	1,797	(357)	(12,233)
Provision for (benefit of) income taxes	540	(227)	(4,495)

Net income (loss)	$1,257	$(130)	$(7,738)

Per share data
Net income (loss) – basic	$.10	$(.01)	$(.62)

Net income (loss) – diluted	$.10	$(.01)	$(.62)

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock			Accumulated
	Issued		Capital in	Other		Total
			Excess of	Comprehensive	Retained	Shareholders
	Shares	Amount	Par Value	Loss	Earnings	Equity

Balance at August 25, 2000	12,544	$125	$39,696	$—	$94,684	$134,505
Net income	—	—	—	—	1,257	1,257
Cumulative effect of adoption of Statement No. 133, net of income taxes	—	—	—	427	—	427
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(988)	—	(988)
Cash dividends ($0.40 per share)	—	—	—	—	(5,015)	(5,015)
Common stock issued	1	—	20	—	—	20
Purchase and retirement of treasury stock	(14)	—	(47)	—	(158)	(205)

Balance at August 31, 2001	12,531	125	39,669	(561)	90,768	130,001
Refund of prior year income taxes	—	—	—	—	4,471	4,471
Net loss	—	—	—	—	(130)	(130)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(328)	—	(328)
Cash dividends ($0.30 per share)	—	—	—	—	(3,759)	(3,759)

Balance at August 30, 2002	12,531	125	39,669	(889)	91,350	130,255
Net loss	—	—	—	—	(7,738)	(7,738)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	738	—	738
Cash dividends ($0.40 per share)	—	—	—	—	(4,990)	(4,990)
Purchase and retirement of treasury stock	(150)	(1)	(475)	—	(1,838)	(2,314)

Balance at August 29, 2003	12,381	$124	$39,194	$(151)	$76,784	$115,951

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	August	August 30,	August 29,
	2001	2002	2003

Operating activities
Net income (loss)	$1,257	$(130)	$(7,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	46,399	45,538	42,204
Provision for deferred income taxes	6,543	3,534	(4,913)
Loss on disposal of equipment and facility restructuring charges	640	5,379	2,175
Loss on extinguishment of debt	—	—	3,236
Sales of accounts receivable, net	(20,000)	12,390	(21,313)
Changes in operating assets and liabilities
Accounts receivable	27,958	(9,122)	35,461
Inventories	6,294	12,725	4,059
Other assets and liabilities, net	11,165	(1,198)	(2,664)
Accounts payable and accrued expenses	(23,069)	2,559	(15,229)
Income taxes payable	(9,096)	—	—

Net cash provided by operating activities	48,091	71,675	35,278
Investing activities
Purchase of property, plant and equipment	(91,139)	(13,086)	(16,703)
Proceeds from sale of property, plant and equipment	875	739	3,938

Net cash used in investing activities	(90,264)	(12,347)	(12,765)
Financing activities
Payments on long-term debt	(10,000)	(2,500)	(129,299)
Advances (payments) on revolving line of credit, net	52,475	(77,650)	(25,000)
Issuance of long-term debt	—	20,000	150,000
Refund of prior year income taxes	—	4,471	—
Issuance of common stock	20	—	—
Purchase and retirement of treasury stock	(205)	—	(2,314)
Dividends paid	(5,015)	(3,759)	(4,990)

Net cash provided by (used in) financing activities	37,275	(59,438)	(11,603)

Increase (decrease) in cash and cash equivalents	(4,898)	(110)	10,910
Cash and cash equivalents at beginning of year	7,867	2,969	2,859

Cash and cash equivalents at end of year	$2,969	$2,859	$13,769

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 29, 2003

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

          As described in Note 7, on August 30, 2002, Avondale Funding, LLC (“Funding”), a special purpose subsidiary of Avondale Mills, was established to replace Avondale Receivables Corporation, and to provide financing through the sale of accounts receivable generated by the Company. The Company accounts for its investment in Funding using the equity method of accounting.

          Avondale Incorporated is a holding company and has no operations, liabilities or assets other than those related to its investment in Avondale Mills.

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

          Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. The Company matches 25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $0.1 million for fiscal 2001 and $0.4 million for fiscal 2003. Due primarily to a decline in vested values under provisions of the deferred compensation plan, these plans yielded a net credit or reversal of expense of $0.8 million for fiscal 2002 .

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

          Other Assets and Other Long-Term Liabilities: Other assets consist primarily of unamortized loan fees, goodwill, cash surrender value of life insurance, and deposits on machinery and equipment purchases. Loan fees are amortized on a straight line basis over the outstanding term of the related debt. Prior to fiscal 2003, goodwill was amortized on a straight line basis over 20 years. Other long-term liabilities consist of accrued postretirement and workers’ compensation benefits and deferred compensation for certain key management personnel.

          Fair Value of Financial Instruments: The carrying values of cash, accounts receivable, certain other assets, accounts payable and accrued expenses approximate reasonable estimates of their fair values at August 30, 2002 and August 29, 2003. See Notes 6. and 10. for disclosures related to the fair values of interest rate swap agreements and long-term debt.

          Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding. For fiscal 2002 and 2003, employee and director options are not considered due to their antidilutive effect. Share information is summarized as follows (in thousands):

	2001	2002	2003

Weighted average shares outstanding -
Basic	12,536	12,531	12,458
Effect of employee and director stock options	128	—	—

Weighted average shares outstanding -
Diluted	12,664	12,531	12,458

          Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for the stock option grants. See Note 12. for disclosure related to the expiration of the employee Stock Option Plan, and the effect on results of operations had the Company computed compensation in accordance with the fair value method as provided in Statement No. 123.

          Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the year (7%, 7% and 7% of total revenues in fiscal 2001, 2002 and 2003, respectively) on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing are consistent with all other sales by the Company.

          The credit status of each customer is approved and monitored by the Company. Sales to V.F. Corporation and its affiliates represented 17% of net sales for fiscal 2001, 20% of net sales for fiscal 2002 and 16% of net sales for fiscal 2003.

          Recent Accounting Pronouncements: The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective August 31, 2002, and ceased amortization of goodwill on that date. The Company completed the transitional goodwill impairment test as required by Statement No. 142 during the thirteen weeks ended November 29, 2002 and determined that no impairment of goodwill should be recorded. In accordance with the provisions of Statement No. 142, the adoption of this accounting policy is reflected prospectively. Had the Company accounted for goodwill in accordance with this policy in fiscal 2001 and 2002, net income would have been $1.5 million or $.12 per share-basic and $.12 per share-diluted for fiscal 2001 and $0.1 million or $.01 per share-basic and $.01 per share-diluted for fiscal 2002.

          Effective August 31, 2002, the Company adopted the provisions of Statements of Financial Accounting Standard No. 141 - Business Combinations, No. 143 - Accounting for Asset Retirement Obligations, No. 144 - Impairment or Disposal of Long-lived Assets, No. 145 - Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections, and No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 145 requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. See Note 3. for discussion related to loss on extinguishment of debt in fiscal 2003. The adoption of these Statements, other than Statement No. 145, had no impact on the consolidated financial statements.

          In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, established accounting and disclosure requirements pertaining to a change from the intrinsic value method to the fair value method of accounting for stock-based compensation, and revised disclosure requirements for companies continuing to apply the intrinsic value method. The Company adopted the provisions of this statement during the third quarter of fiscal 2003, electing to continue its use of the intrinsic value method. Accordingly, no stock-based compensation has been recorded, as all options granted under the existing plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the accounts of a variable interest entity to be included in the consolidated financial statements of a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires certain disclosures regarding a variable interest entity in which a company has a significant variable interest but is not required to include its accounts in the company’s consolidated financial statements. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for entities existing on or before January 31, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The Company has evaluated the provisions of this interpretation and concluded that the interpretation will have no effect on the consolidated financial statements of the Company since Funding is a qualified special purpose entity.

          In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities, which requires certain contracts to be treated as either derivatives or hybrid instruments, on a consistent basis. Statement No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The adoption of the provisions of Statement No. 149 in the fourth quarter of fiscal 2003 had no impact on the Company’s consolidated financial statements.

          In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. Statement No. 150 is effective for mandatory redeemable financial instruments of nonpublic entities for fiscal periods beginning after December 15, 2003. The Company is currently evaluating the impact of Statement No. 150 on its consolidated financial statements.

          2. Facility Restructuring: In response to highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. In connection with these closings, the Company recorded facility restructuring charges and other non-operating costs of approximately $5.8 million during fiscal 2002. Additionally, the Company implemented reductions in certain manufacturing overhead costs and selling, general and administrative expenses in September 2001. In conjunction with these actions and the two plant closings, the Company recorded expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions.

          In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabrics operation was shifted to another manufacturing facility within the Company. In connection with this action, the Company recorded facility restructuring charges and other non-operating costs of approximately $2.5 million during fiscal 2003.

          At August 29, 2003, one of the North Carolina yarn plants closed in January 2002 and the Alabama yarn plant closed in May 2003 remain unsold and are included at estimated net realizable values in assets held for sale in the consolidated balance sheets.

          3. Loss on Extinguishment of Debt: During the fourth quarter of fiscal 2003, the Company recorded a loss on early extinguishment of debt of $3.2 million related to the redemption of its $125 million of 10.25% Senior Subordinated Notes Due 2006 (“2006 Notes”). The loss consisted of a $2.1 million prepayment premium and the write-off of $1.1 million of unamortized financing costs related to the original issuance of the notes. Funding of the redemption was provided through the issuance at par of $150 million of 101/4% Senior Subordinated Notes due 2013 (“2013 Notes”) as described in Note 10.

          4. Segment Information: The Company operates principally in three segments: apparel fabrics, yarns and other sales. Apparel fabrics manufactures and markets cotton and cotton-blend fabrics used in the manufacture of jeans, sportswear and workwear. Yarns manufactures and markets cotton and cotton-blend yarns to customers in the knitting and weaving industries. Other sales include the manufacturing and marketing of a variety of greige and specialty fabrics to apparel, home furnishings, industrial, military and recreational product manufacturers, and revenues from the Company’s trucking operation. The unallocated amounts shown below reflect expenses, assets and capital expenditures for centralized transportation, warehouse and administrative services (in thousands).

	2001	2002	2003

Revenues:
Apparel fabrics	$624,172	$554,966	$502,930
Yarns	236,842	189,057	167,541
Other	78,570	70,715	66,056

	939,584	814,738	736,527
Less intersegment sales	166,816	155,003	145,665

Total	$772,768	$659,735	$590,862

Income (loss):
Apparel fabrics	$46,953	$39,976	$28,514
Yarns	(357)	(4,313)	46
Other	3,390	4,060	4,432
Unallocated	(22,093)	(21,027)	(20,411)

Total operating income	27,893	18,696	12,581
Interest expense	20,396	18,449	19,034
Discounts and expenses on sales of receivables	4,935	1,117	2,596
Loss on extinguishment of debt	—	—	3,236
Other expenses (income), net	765	(513)	(52)

Income (loss) before income taxes	$1,797	$(357)	$(12,233)

Identifiable assets:
Apparel fabrics	$298,399	$253,348	$226,777
Yarns	92,972	75,018	67,177
Other	23,022	17,728	13,088
Unallocated	38,601	51,319	52,464

Total	$452,994	$397,413	$359,506

Depreciation and amortization:
Apparel fabrics	$31,396	$28,188	$26,689
Yarns	8,968	11,019	10,133
Other	3,937	3,597	2,282
Unallocated	2,098	2,734	3,100

Total	$46,399	$45,538	$42,204

	2001	2002	2003

Capital expenditures:
Apparel fabrics	$46,302	$6,391	$9,930
Yarns	41,855	4,820	5,440
Other	1,994	344	371
Unallocated	988	1,531	962

Total	$91,139	$13,086	$16,703

Geographic sales information:
United States	$723,758	$612,706	$542,192
All other	49,010	47,029	48,670

Total	$772,768	$659,735	$590,862

          5. Comprehensive Income (Loss): Comprehensive income (loss) includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	2001	2002	2003

Net income (loss)	$1,257	$(130)	$(7,738)
Cumulative effect of adoption of Statement of Financial Accounting Standards No.133, net of income taxes	427	—	—
Change in fair value of interest rate swaps, net of income taxes	(988)	(328)	738

Comprehensive income (loss)	$696	$(458)	$(7,000)

          6. Derivatives: The Company has adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value of the derivative instruments be recorded as unrealized gains or losses in either net income or other comprehensive income depending on whether specific hedge accounting criteria are met. Upon adoption of Statement No. 133, the Company recorded the fair value of the interest rate swap agreements, approximately $427,000 net of income taxes, in other assets and accumulated other comprehensive income at the beginning of fiscal 2001. For the fiscal years ended August 31, 2001, August 30, 2002 and August 29, 2003, increases (declines) in fair value of approximately ($988,000), ($328,000) and $738,000, respectively, net of income taxes, were recorded as unrealized gains (losses) in other comprehensive income (loss).

          7. Receivables Securitization Facilities: On August 30, 2002, the Company and its wholly owned, special purpose subsidiary, Funding, entered into an arrangement (“Receivables Securitization Facility”) with General Electric Capital Corporation (“GECC”) and an independent issuer of receivables-backed commercial paper to provide financing of up to $90 million through the sale of undivided interests in certain trade receivables (“Receivables”) originated by the Company. The Receivables Securitization Facility extends until the earlier of 90 days before the specified final receivables purchase date, August 29, 2007, or certain specified termination events. The Receivables Securitization Facility replaced a previous securitization facility with a bank. The Company has been engaged by Funding and GECC to service the receivables.

          The Company sells, or transfers as a contribution of capital, the Receivables, at a discount and without recourse, to Funding, whose sole business purpose is the acquisition and financing of the Receivables. Funding sells an undivided interest in a specified portion of the Receivables to GECC to provide the funds required to purchase the

Receivables from the Company. Proceeds from the collection of the Receivables are used by Funding to purchase additional Receivables from the Company, repay GECC in the event that sufficient additional Receivables are not available to maintain its investment, and pay fees and expenses. Funding retains no interest in the investment in the Receivables sold to GECC, and has experienced no gains or losses on such sales. Funding is a separate corporate entity with its own creditors who, in the event of Funding’s liquidation, will be entitled to a claim on Funding’s assets prior to any distribution to the Company.

          The discount rate on the Receivables purchased from the Company by Funding is based on the fair market value of the Receivables. The discount rate on the undivided interest in the Receivables purchased by GECC from Funding is tied to the commercial paper rate plus a specified number of basis points. Funding is required to pay certain unused availability fees under the Receivables Securitization Facility.

          The Receivables Securitization Facility contains customary covenants, including requirements to maintain certain financial ratios, and includes provisions relating to cross defaults to other debt obligations of the Company. In conjunction with the execution of a new senior secured revolving credit facility, the Company also executed an amendment to the Receivables Securitization Facility effective November 7, 2003 adopting the same financial covenants as provided in the new revolving credit facility and reducing the size of the Receivables Securitization Facility from $90 million to $75 million, as described in Note 14.

          In accordance with the provisions of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of Receivables sold to Funding which have not been resold by Funding to GECC.

          At August 30, 2002 and August 29, 2003, the outstanding amount of investments by GECC or the issuer of commercial paper under the agreements was $74.0 million and $52.9 million, respectively. Accounts receivable in the consolidated balance sheets have been reduced by approximately $74.6 million and $53.2 million at August 30, 2002 and August 29, 2003, respectively, representing the face amount of the outstanding receivables sold at those dates. During fiscal 2002 and 2003, the Company received approximately $595 million and $550 million, respectively, from sales of receivables under the facilities. The cost to service the receivables is remitted weekly and therefore no servicing asset or liability has been recorded.

          Under the securitization agreements, discounts of $4.9 million, $1.1 million and $2.6 million for fiscal years 2001, 2002, and 2003, respectively, have been included in discounts and expenses on sales of receivables in the consolidated statements of income.

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

          8. Inventories: Components of inventories are as follows (in thousands):

	August 30,	August 29,
	2002	2003

Finished goods	$27,013	$26,579
Work in process	33,586	33,176
Raw materials	9,042	9,072
Dyes and chemicals	6,163	4,593

	75,804	73,420
Adjustment of carrying value to LIFO basis, net of market adjustment	4,900	3,565

	80,704	76,985
Supplies at average cost	6,242	5,902

	$86,946	$82,887

          9. Income Taxes: Provision for income taxes is composed of the following (in thousands):

	2001	2002	2003

Current:
Federal	$(4,280)	$(3,602)	$364
State	(1,723)	(159)	54

	(6,003)	(3,761)	418
Deferred:
Federal	5,662	3,079	(4,280)
State	881	455	(633)

	6,543	3,534	(4,913)

	$540	$(227)	$(4,495)

          The following table shows the reconciliation of federal income taxes at the statutory rate on income (loss) before income taxes to reported income tax expense (benefit) (in thousands):

	2001	2002	2003

Federal income taxes at statutory rate	$629	$(125)	$(4,282)
State income taxes, net of federal tax effect	(548)	192	(376)
Other	459	(294)	163

	$540	$(227)	$(4,495)

          At August 29, 2003, income taxes refundable represent the estimated tax benefit of federal tax basis operating losses incurred in fiscal 2002 and prior years and certain state tax basis operating losses and other items incurred in fiscal 2003 and prior years. The Company expects to receive the refunds early in fiscal 2004.

          At August 29, 2003, the Company had available net operating loss carryforwards for federal and certain state income tax purposes of approximately $7.6 million, expiring in 2016 through 2023, which have been recorded in deferred tax assets. The Company believes that it is more likely than not that all of the net operating loss carryforwards will be utilized prior to expiration.

          The Company made income tax payments of $6.1 million during fiscal 2001. During fiscal 2002 and 2003 the Company made no income tax payments. The Company received a refund of approximately $5.0 million during fiscal 2002 relating to payment of estimated fiscal 2001 income taxes and a refund of approximately $3.5 million during fiscal 2003 resulting from carryback of the fiscal 2002 income tax operating loss.

          Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company’s year-end deferred tax liabilities and assets are as follows (in thousands):

	August 30,	August 29,
	2002	2003

Deferred tax liabilities:
Depreciation	$28,404	$25,788
Inventory valuation	6,631	7,523
Other	2,098	1,993

	37,133	35,304
Deferred tax assets:
Employee benefit programs	6,308	6,093
Receivable reserves	2,750	2,330
Net operating loss carryforward	—	3,041
Other	474	1,152

	9,532	12,616

Net deferred tax liabilities	$27,601	$22,688

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

          Following the successful settlement of the refund claim noted above, the Company reassessed the balance of certain deferred income taxes. Based on this evaluation, the Company determined that the estimates used to establish deferred taxes prior to fiscal 1998 were too conservative and resulted in an overstatement of deferred income tax liabilities. Accordingly, an adjustment of $4.0 million was recorded as an addition to the balance of retained earnings at August 27, 1999.

           10. Long-term Debt: Long-term debt consists of the following (in thousands):

	August 30,	August 29,
	2002	2003

Revolving credit facility, interest tied to banks’ base rate or alternative rates, 3.02% - 6.50% in 2003, due March 2006	$25,000	$—
Equipment note, 4.61% - 5.35% in 2003, due in monthly installments of approximately $360 beginning March 2003, with final payment of approximately $876 due August 2007	20,000	17,837
Senior subordinated notes, 10.25%, due May 1, 2006	125,000	—
Senior subordinated notes, 10¼%, due July 1, 2013	—	150,000

	170,000	167,837
Less current portion	(2,523)	(4,325)

	$167,477	$163,512

          On March 28, 2003, the Company completed a restructuring of its senior secured revolving credit facility, which provided aggregate borrowing availability of a maximum of $62 million through March 27, 2006. Borrowings under the revolving credit facility included revolving loans provided by a group of lenders and up to $10 million of revolving swing loans provided by Wachovia Bank, National Association. With respect to revolving loans, the Company could designate an interest rate tied to the Eurodollar rate (adjusted for any reserves) plus a specified number of basis points or the base rate (which is the higher of Wachovia’s prime rate or one-half of one percent over the overnight federal funds rate) plus a specified number of basis points. Interest accrued on revolving swing loans at the Company’s option at either the base rate plus a specified number of basis points or at an interest rate to be mutually determined by the Company and Wachovia at the time such loan was made. A commitment fee was payable quarterly on the average daily unused portion of the revolving credit commitment. The revolving credit facility was secured by substantially all of the Company’s assets. The Company was required to pay certain administration and funding fees relating to the revolving credit facility. Covenants of the revolving credit facility, among other things, required that the Company maintain a minimum cash flow and certain financial ratios, and contained restrictions on payment of dividends.

          The Company did not expect to meet the minimum cash flow requirement of the revolving credit facility as of August 29, 2003 and therefore initiated discussions with several lenders to amend or replace the facility. As a result, a new senior secured revolving credit facility was executed with GECC on November 7, 2003, which is discussed in Note 14.

          The Company has used interest rate swap agreements to effectively fix the interest rate with respect to the borrowings outstanding under the revolving credit facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the revolving credit facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At August 29, 2003, the Company had swap agreements with notional amounts aggregating $35 million, providing an effective weighted average interest rate of 5.3%. These swap agreements mature in November 2003.

          The equipment note, a secured five-year installment loan, was executed on July 30, 2002 in the amount of $20.0 million. The equipment note is to be repaid in 53 monthly payments of approximately $360,000 commencing March 1, 2003 and a final payment of approximately $896,000 on August 1, 2007. Interest accrues on the unpaid principal balance of the equipment note at a rate established annually on August 1 based on the Eurodollar rate plus a specified number of basis points, and is paid monthly commencing September 1, 2002 through the final payment date. The Company may, at its one time option, elect a fixed interest rate for the remaining term of the equipment note based on the Federal Reserve “Interest Rate Swap” rate of interest, as quoted for the term closest to the remaining term of the equipment note, plus a specified number of basis points. The equipment note is secured by a senior lien on substantially all of the equipment at two plant locations, which had a carrying value of approximately $33.6 million at August 29, 2003. The equipment note contains customary covenants, including requirements to maintain certain financial covenants, and includes provisions relating to cross acceleration to other debt obligations of the Company.

          During fiscal 2002, the Company repaid $2.5 million of industrial revenue bonds without penalty.

          On June 30, 2003, the Company issued at par $150 million of 2013 Notes in a private placement to qualified institutional buyers. The 2013 Notes, which mature on July 1, 2013, are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the 2013 Notes is due semiannually, on January 1 and July 1, commencing January 1, 2004. Proceeds from the issuance of the 2013 Notes were used to redeem the Company’s 2006 Notes, to repay indebtedness outstanding under the revolving credit facility and for general corporate purposes.

          The Company in agreement with Wachovia Securities, LLC, the original purchaser of the 2013 Notes, filed a registration statement with the Securities and Exchange Commission on September 16, 2003, with respect to an offer to exchange the unregistered notes for freely tradable notes that have substantially identical terms. All unregistered notes were tendered for exchange prior to expiration of the exchange offer on October 21, 2003.

          The 2013 Notes contain a redemption feature allowing the Company, at any time prior to July 1, 2006, to redeem up to an aggregate of $52.5 million of the principal amount of the 2013 Notes with the proceeds of one or more public equity offerings, at a redemption price of 110.25% plus accrued interest to the redemption date, provided that at least $97.5 million aggregate principal amount of the 2013 Notes remains outstanding after such redemption. On or after July 1, 2008, the 2013 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 105.125%, which declines in intervals to 100% in 2011 and thereafter.

          The indenture under which the 2013 Notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates.

          At August 29, 2003, the Company was in compliance with the covenants of the equipment note, indenture of the 2013 Notes and the Receivables Securitization Facility. See Note 14. regarding replacement of the revolving credit facility and its covenants effective November 7, 2003. Following execution of the new revolving credit facility, the Company is in compliance with the covenants of that facility.

          At August 29, 2003, the carrying value of the Company’s equipment note approximates fair value. At August 29, 2003, the market value of the 2013 Notes was approximately $135 million. The Company does not anticipate settlement of the 2013 Notes at fair value and currently expects the 2013 Notes to remain outstanding through maturity.

          Aggregate maturities of long-term debt are as follows (in thousands):

2004	$4,325
2005	4,325
2006	4,326
2007	4,861
2013	150,000

$167,837

          In connection with the Company’s borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $19.6 million, $18.8 million and $18.5 million in fiscal 2001, 2002 and 2003, respectively.

          11. Postretirement Benefits: The estimated cost of postretirement benefits is recorded ratably over the service lives of the associates expected to receive such benefits. The Company provides certain life and medical insurance benefits granted in 1964 to a closed group of associates, the majority of whom have retired and who were in designated positions of management and met certain age requirements at the time of grant. Certain medical benefits are also provided to three closed groups of early retirees as a result of the acquisition of the textile business of Graniteville Company in fiscal 1996. In addition, current associates (and their covered dependents) that retire on or after age 55 with at least 15 years of service are eligible for continued medical coverage through age 65. Benefits are paid from the general assets of the company.

          Changes in the accumulated postretirement benefit obligation were as follows (in thousands):

	2002	2003

Beginning balance	$8,214	$7,851
Service cost	102	111
Interest cost	590	532
Amortization of prior service cost	332	332
Benefits paid	(1,185)	(979)
Actuarial gain	(202)	(97)

Ending balance	$7,851	$7,750

          Components of the accrued postretirement benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets were as follows (in thousands):

	August 30,	August 29,
	2002	2003

Accumulated post retirement benefit obligation	$(7,667)	$(7,980)
Unrecognized prior service cost	1,660	1,328
Unrecognized net gain	(1,844)	(1,098)

Accrued postretirement benefit liability	$(7,851)	$(7,750)

          The Company recorded postretirement benefit costs based on actuarial calculations using a weighted average discount rate of 8% for fiscal 2001 and, 7% for fiscal 2002 and 6.25% for fiscal 2003. Net postretirement benefit costs include the following components (in thousands):

	2001	2002	2003

Service cost	$95	$102	$111
Interest cost	576	590	532
Net amortization	332	332	332
Recognized actuarial gain	(204)	(202)	(97)

Net postretirement benefit cost	$799	$822	$878

          A weighted average annual rate of increase in the per capita cost of covered health care benefits of 5.5% was assumed for 2003, decreasing to 5% in 2004 and thereafter. An increase of 1% in the assumed health care cost rate of increase would not have a significant impact on the accumulated post retirement benefit obligation or the aggregate net periodic postretirement benefit cost.

          12. Common Stock: Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 20 votes with respect to matters submitted to a vote of shareholders. Each share of the Class B Common Stock is convertible at any time, at the option of its holder, into one share of Class A Common Stock. The Class B Common Stock will convert automatically into Class A Common Stock, and thereby lose its special voting rights, if such Class B Common Stock is sold or otherwise transferred to any person or entity other than certain designated transferees.

          During fiscal 2001, the Company repurchased approximately 14,000 shares of Class A Common Stock for an aggregate purchase price of $205,000 pursuant to offers to sell made by various shareholders. During fiscal 2003, the Company repurchased 150,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $2.3 million, pursuant to offers to sell by the Avondale Mills, Inc. Associate Profit Sharing and

Savings Plan. All shares repurchased have been canceled and reinstated as authorized but unissued shares of Class A Common Stock.

          The Company maintained an employee Stock Option Plan that allowed for the grant of non-qualified and incentive stock options to purchase up to 1,081,250 shares of Class A Common Stock. Under this Stock Option Plan, options were granted to full-time employees, including executive officers of the Company. The Stock Option Plan expired in July 2003 and, therefore, no additional options may be granted under the plan. Activity under the plan is summarized as follows (option shares in thousands):

	Grant Price Per Share

	$ 12.50	$ 18.00	$ 19.00

Stock options outstanding at August 25, 2000	475	325	110
Options exercised	—	(1)	—
Options forfeited	—	(68)	—

Stock options outstanding at August 31, 2001	475	256	110
Options exercised	—	—	—
Options forfeited	—	(8)	(10)

Stock options outstanding at August 30, 2002	475	248	100
Options exercised	(10)	—	—
Options forfeited	—	—	—

Stock options outstanding at August 29, 2003	465	248	100

Average contractual life remaining in years	1.3	2.8	6.3

Stock options exercisable at August 29, 2003	465	248	60

          The exercise prices of the options granted approximated the fair market value of the Company’s Common Stock on the dates of grant. Options forfeited by employees leaving the Company prior to expiration of the plan were reinstated as available for grant. All options granted vest ratably over five years and may be exercised for a period of ten years.

          The Company maintains a Stock Option Plan for Non-employee Directors, under which 100,000 shares of the Company’s Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 2001, 2002 and 2003, 14,000 non-qualified options were granted in each year. Exercise prices of the grants were $19.00, $16.50 and $15.75 per share in fiscal 2001, 2002 and 2003, respectively. At August 29, 2003, 22,000 non-qualified options remain available for grant.

          Pro forma information regarding the effect on the Company’s results of operations, assuming employee and non-employee director stock options had been accounted for under the fair value method of Financial Accounting Standards Board Statement No. 123, was calculated using the “minimum value” method which is permitted for companies with nonpublic equity. The following weighted average assumptions were used in these calculations for options granted in fiscal 2001, 2002 and 2003:

	2001	2002	2003

Risk free interest rate	4.8%	4.3%	4.1%
Expected dividend yield	1.8%	2.4%	2.5%
Expected lives	8 years	8 years	8 years

          The total values of the options granted during fiscal 2001, 2002 and 2003 were computed as approximately $53,000, $30,000 and $24,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with Statement No. 123, the reported net income (loss) and net income (loss) per share would be revised to the following pro forma amounts (in thousands, except per share data):

	2001	2002	2003

Net income (loss):
As reported	$1,257	$(130)	$(7,738)
Pro forma	1,204	(165)	(7,773)
Net income (loss) per share:
Basic
As reported	$.10	$(.01)	$(.62)
Pro forma	.10	(.01)	(.62)
Diluted
As reported	$.10	$(.01)	$(.62)
Pro forma	.10	(.01)	(.62)

          Because the accounting provisions of Statement No. 123 only apply to options granted after December 1995, the pro forma compensation cost presented may not be representative of that to be expected in future years.

          13. Commitments and Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management’s estimates of the costs of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on its future results of operations or financial position.

          On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The Court subsequently dismissed Alabama Power as a defendant in the case, based on their motion for summary judgement. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ property, which allegedly interfered with the plaintiffs’ use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company, and others (“Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiff’s counsel, which includes attorneys who acted as co-plaintiff’s counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court allowed the case to proceed to the discovery phase. On April 25, 2002, the trial court held a hearing on summary judgement motions and, on May 22, 2002, entered judgment as a matter of law in the Company’s favor on all counts except the narrow legal theory involving public nuisance tort. A trial on this single count, scheduled to begin in October 2003, has been continued indefinitely based on a motion by the plaintiffs. The Court granted the continuance to allow additional time for summary judgement practice and the production of additional material information in the case. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, based upon currently available information, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

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

          The Company leases certain of its facilities and equipment, primarily a warehouse, several sales offices and computer equipment. Future minimum rental payments required under such leases that have lease terms in excess of one year are as follows (in thousands):

2004	$2,331
2005	2,166
2006	1,596
2007	1,414
2008	265

$7,772

          Rent expense for operating leases totaled $2.6 million, $2.6 million and $2.5 million for fiscal 2001, 2002 and 2003, respectively.

          Commitments for future additions to plant and equipment were approximately $4.9 million at August 29, 2003. Commitments for the purchase of raw materials were approximately $68.9 million at August 29, 2003.

          14. Subsequent Event: On November 7, 2003, Avondale Mills, Inc. and its subsidiary Avondale Mills Graniteville Fabrics, Inc. entered into a new senior secured revolving credit facility with GECC, as agent and sole lender. The new revolving credit facility provides aggregate borrowing availability up to $40 million, including letter of credit availability up to $10 million. The new revolving credit facility replaced the revolving credit facility previously provided by a group of lenders.

          The term of the new revolving credit facility extends through the earlier of August 29, 2007, or the date at which the Receivables Securitization Facility terminates, unless replaced by another securitization facility with GECC or an affiliate of GECC. Borrowing availability under the new revolving credit facility is based on specified percentages of Avondale Mills’ raw material, work in process, greige fabric and finished good inventories, less applicable reserves. The new revolving credit facility is secured by the Company’s inventories, equipment other than that securing the equipment note, accounts receivable (not sold under the Receivables Securitization Facility), certain of the Company’s deposit and investment accounts, and the capital stock and limited liability company interests of all subsidiaries of the Company. The Company and Avondale Mills Graniteville Fabrics, Inc. have guaranteed the obligations of Avondale Mills under the revolving credit facility.

          With respect to advances drawn under the new revolving credit facility, the Company can designate interest rates equal to the Eurodollar rate (adjusted for reserves) plus a specified number of basis points or the reported prime rate plus a specified number of basis points. A commitment fee is payable monthly on the average unused portion of the new revolving credit facility. The Company is required to pay certain audit and administrative fees relating to the new revolving credit facility, and is subject to specified prepayment premiums if the facility commitment is reduced or terminated prior to the second anniversary of the closing date.

          Covenants of the new revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that average unused borrowing availability falls below $20 million for a period of four weeks. These covenants limit the Company’s ability to pay dividends.

          In conjunction with the execution of the new revolving credit facility, the Company also executed an amendment to the Receivables Securitization Facility adopting the same financial covenants as provided in the new revolving credit facility and reducing the size of the Receivables Securitization Facility from $90 million to $75 million.

          15. Consolidating Guarantor and Non-Guarantor Information: The following consolidating financial information presents balance sheets, statements of income and statements of cash flow of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 2013 Notes. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the 2013 Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 29, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$13,769	$—	$—	$—	$13,769
Accounts receivable	29,155	—	2	—	29,157
Inventories	82,887	—	—	—	82,887
Prepaid expenses	1,980	—	—	—	1,980
Income taxes refundable	2,825	—	—	—	2,825

Total current assets	130,616	—	2	—	130,618
Assets held for sale	2,640				2,640
Property, plant and equipment
Land	6,288	—	196	—	6,484
Buildings	67,897	—	11,750	—	79,647
Machinery and equipment	459,401	—	37,812	—	497,213

	533,586	—	49,758	—	583,344
Less accumulated depreciation	(342,217)	—	(25,542)	—	(367,759)

	191,369	—	24,216	—	215,585
Other assets	7,712	—	—	—	7,712
Investment in subsidiaries	8,202	105,726	—	(113,928)	—
Goodwill	2,951	—	—	—	2,951

	$343,490	$105,726	$24,218	$(113,928)	$359,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,675	$—	$1,049	$—	$18,724
Accrued compensation, benefits	9,203	—	77	—	9,280
Accrued interest	2,726	—	—	—	2,726
Other accrued expenses	9,784	—	1	—	9,785
Long- term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	43,713	—	1,127	—	44,840
Long-term debt	163,512	—	—	—	163,512
Deferred income taxes and other long term liabilities	35,203	—	—	—	35,203
Due to (from) subsidiaries	(4,664)	(10,225)	14,889	—	—
Shareholders’ equity	105,726	115,951	8,202	(113,928)	115,951

	$343,490	$105,726	$24,218	$(113,928)	$359,506

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 30, 2002
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$2,859	$—	$—	$—	$2,859
Accounts receivable	43,304	—	1	—	43,305
Inventories	83,311	—	3,635	—	86,946
Prepaid expenses	385	—	—	—	385
Income taxes refundable	6,550	—	—	—	6,550

Total current assets	136,409	—	3,636	—	140,045
Assets held for sale	3,645				3,645
Property, plant and equipment
Land	6,438	—	196	—	6,634
Buildings	70,073	—	11,750	—	81,823
Machinery and equipment	489,675	—	37,222	—	526,897

	566,186	—	49,168	—	615,354
Less accumulated depreciation	(348,200)	—	(21,528)	—	(369,728)

	217,986	—	27,640	—	245,626
Other assets	5,146	—	—	—	5,146
Investment in subsidiaries	7,901	118,520	—	(126,421)	—
Goodwill	2,951	—	—	—	2,951

	$374,038	$118,520	$31,276	$(126,421)	$397,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,114	$—	$1,477	$—	$30,591
Accrued compensation, benefits	10,249	—	120	—	10,369
Accrued interest	4,576	—	—	—	4,576
Other accrued expenses	10,206	—	1	—	10,207
Long-term debt due in one year	2,523	—	—	—	2,523

Total current liabilities	56,668	—	1,598	—	58,266
Long-term debt	167,477	—	—	—	167,477
Deferred income taxes and other long term liabilities	41,415	—	—	—	41,415
Due to (from) subsidiaries	(10,042)	(11,735)	21,777	—	—
Shareholders’ equity	118,520	130,255	7,901	(126,421)	130,255

	$374,038	$118,520	$31,276	$(126,421)	$397,413

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF INCOME
For the Fiscal Year ended August 29, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$590,862	$111	$89,247	$(89,358)	$590,862
Operating costs and expenses
Cost of goods sold	512,319	—	84,774	(89,247)	507,846
Depreciation	37,855	—	3,987		41,842
Selling and administrative expenses	26,254	—	—	(111)	26,143
Facility restructuring charges	2,450	—	—	—	2,450

Operating income	11,984	111	486	—	12,581
Interest expense, net	19,034	—	—	—	19,034
Discount and expenses on sales of receivables	2,596	—	—	—	2,596
Loss on extinguishment of debt	3,236	—	—	—	3,236
Other, net	(52)	—	—	—	(52)

Income (loss) before income taxes	(12,830)	111	486	—	(12,233)
Provision for (benefit of) income taxes	(4,725)	45	185	—	(4,495)
Equity in income (loss) of subsidiary	301	(7,804)	—	7,503	—

Net income (loss)	$(7,804)	$(7,738)	$301	$7,503	$(7,738)

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF INCOME
For the Fiscal Year ended August 30, 2002
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$659,735	$101	$97,121	$(97,222)	$659,735
Operating costs and expenses
Cost of goods sold	565,211	—	92,704	(97,121)	560,794
Depreciation	40,839	—	4,117		44,956
Selling and administrative expenses	28,390	—	—	(101)	28,289
Facility restructuring charges	7,000	—	—	—	7,000

Operating income	18,295	101	300	—	18,696
Interest expense, net	18,449	—	—	—	18,449
Discount and expenses on sales of receivables	1,117	—	—	—	1,117
Other, net	(513)	—	—	—	(513)

Income (loss) before income taxes	(758)	101	300	—	(357)
Provision for (benefit of) income taxes	(362)	35	100	—	(227)
Equity in income (loss) of subsidiary	200	(196)	—	(4)	—

Net income (loss)	$(196)	$(130)	$200	$(4)	$(130)

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)
For the Fiscal Year ended August 31, 2001
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$772,768	$107	$109,500	$(109,607)	$772,768
Operating costs and expenses
Cost of goods sold	670,091	—	105,614	(109,500)	666,205
Depreciation	41,475	—	4,206		45,681
Selling and administrative expenses	33,096	—	—	(107)	32,989

Operating income (loss)	28,106	107	(320)	—	27,893
Interest expense, net	20,396	—	—	—	20,396
Discount and expenses on sales of receivables	4,935	—	—	—	4,935
Other, net	765	—	—	—	765

Income (loss) before income taxes	2,010	107	(320)	—	1,797
Provision for (benefit of) income taxes	620	40	(120)	—	540
Equity in income (loss) of subsidiary	(200)	1,190	—	(990)	—

Net income (loss)	$1,190	$1,257	$(200)	$(990)	$1,257

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year ended August 29, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Operating activities
Net income (loss)	$(7,804)	$(7,738)	$301	$7,503	$(7,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,217	—	3,987	—	42,204
Benefit of deferred income taxes	(4,913)	—	—	—	(4,913)
Loss on disposal of equipment and facility restructuring charges	2,175	—	—	—	2,175
Loss on extinguishment of debt	3,236	—	—	—	3,236
Sale of accounts receivable, net	(21,313)	—	—	—	(21,313)
Changes in operating assets and liabilities	23,202	2,248	(3,823)	—	21,627
Dividends from subsidiary	—	4,990	—	(4,990)	—
Equity in loss (income) of subsidiary	(301)	7,804	—	(7,503)	—

Net cash provided by operating activities	32,499	7,304	465	(4,990)	35,278
Investing activities
Purchase of property, plant and equipment	(16,238)	—	(465)	—	(16,703)
Proceeds from sale of property, plant and equipment	3,938	—	—	—	3,938

Net cash used in investing activities	(12,300)	—	(465)	—	(12,765)
Financing activities
Net payments on revolving line of credit and long term debt	(154,299)	—	—	—	(154,299)
Issuance of long term debt	150,000				150,000
Purchase and retirement of treasury stock	—	(2,314)	—	—	(2,314)
Dividends paid	(4,990)	(4,990)	—	4,990	(4,990)

Net cash used in financing activities	(9,289)	(7,304)	—	4,990	(11,603)

Decrease in cash and cash equivalents	10,910	—	—	—	10,910
Cash at beginning of year	2,859	—	—	—	2,859

Cash and cash equivalents at end of year	$13,769	$—	$—	$—	$13,769

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year ended August 30, 2002
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Operating activities
Net income (loss)	$(196)	$(130)	$200	$(4)	$(130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,421	—	4,117	—	45,538
Provision for deferred income taxes	3,534	—	—	—	3,534
Loss on disposal of equipment and facility restructuring charges	5,379	—	—	—	5,379
Sale of accounts receivable, net	12,390	—	—	—	12,390
Changes in operating assets and liabilities	9,253	(66)	(4,223)	—	4,964
Dividends from subsidiary	—	3,759	—	(3,759)	—
Equity in loss (income) of subsidiary	(200)	196	—	4	—

Net cash provided by operating activities	71,581	3,759	94	(3,759)	71,675
Investing activities
Purchase of property, plant and equipment	(12,992)	—	(94)	—	(13,086)
Proceeds from sale of property, plant and equipment	739	—	—	—	739

Net cash used in investing activities	(12,253)	—	(94)	—	(12,347)
Financing activities
Net payments on revolving line of credit and long term debt	(60,150)	—	—	—	(60,150)
Refund of prior year income taxes	4,471	—	—	—	4,471
Dividends paid	(3,759)	(3,759)	—	3,759	(3,759)

Net cash used in financing activities	(59,438)	(3,759)	—	3,759	(59,438)

Increase in cash	(110)	—	—	—	(110)
Cash at beginning of year	2,969	—	—	—	2,969

Cash at end of year	$2,859	$—	$—	$—	$2,859

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Fiscal Year ended August 31, 2001
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Operating activities
Net income (loss)	$1,190	$1,257	$(200)	$(990)	$1,257
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,193	—	4,206	—	46,399
Provision for deferred income taxes	6,543	—	—	—	6,543
Loss on disposal of equipment	640	—	—	—	640
Sale of accounts receivable, net	(20,000)	—	—	—	(20,000)
Changes in operating assets and liabilities	16,593	118	(3,459)	—	13,252
Dividends from subsidiary	—	5,015	—	(5,015)	—
Equity in loss (income) of subsidiary	200	(1,190)	—	990	—

Net cash provided by operating activities	47,359	5,200	547	(5,015)	48,091
Investing activities
Purchase of property, plant and equipment	(90,592)	—	(547)	—	(91,139)
Proceeds from sale of property, plant and equipment	875	—	—	—	875

Net cash used in investing activities	(89,717)	—	(547)	—	(90,264)
Financing activities
Net advances on revolving line of credit and long term debt	42,475	—	—	—	42,475
Issue of common stock	—	20	—	—	20
Purchase and retirement of treasury stock	—	(205)	—	—	(205)
Dividends paid	(5,015)	(5,015)	—	5,015	(5,015)

Net cash provided by (used in) financing activities	37,460	(5,200)	—	5,015	37,275

Decrease in cash	(4,898)	—	—	—	(4,898)
Cash at beginning of year	7,867	—	—	—	7,867

Cash at end of year	$2,969	$—	$—	$—	$2,969

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal controls during the period covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills, are as follows:

Name	Age	Positions Held

G. Stephen Felker	51	Chairman of the Board, President and Chief Executive Officer of the Company and Avondale Mills

Jack R. Altherr, Jr.	54	Vice Chairman, Chief Financial Officer, and Director of the Company and Avondale Mills

T. Wayne Spraggins	66	Vice President of Avondale Mills and President, Manufacturing Operations

Keith M. Hull	50	Vice President of Avondale Mills and President, Marketing and Sales

Craig S. Crockard	61	Vice President and Assistant Secretary of the Company and Vice President, Planning and Development and Assistant Secretary of Avondale Mills

M. Delen Boyd	47	Vice President, Controller and Secretary of the Company and Avondale Mills

Sharon L. Rodgers	47	Vice President, Human Resources of Avondale Mills and Assistant Secretary of the Company and Avondale Mills

Dale J. Boden(1)	46	Director of the Company and Avondale Mills

Kenneth H. Callaway(1)	48	Director of the Company and Avondale Mills

Robert B. Calhoun(1)(2)(3)	61	Director of the Company and Avondale Mills

Harry C. Howard(2)	74	Director of the Company and Avondale Mills

C. Linden Longino, Jr.(2)	67	Director of the Company and Avondale Mills

James A. Rubright (2)	56	Director of the Company and Avondale Mills

John P. Stevens(1)	74	Director of the Company and Avondale Mills

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Mr. Calhoun has been elected a director of the Company pursuant to that certain shareholder’s agreement dated as of April 29, 1996 by and among the Company and certain shareholders of the Company.

     G. Stephen Felker has served as Chairman of the Board of the Company since 1992, President and Chief Executive Officer of the Company since 1980, and in various other capacities since 1974. Mr. Felker has served as Chairman of the Board and Chief Executive Officer of Avondale Mills since 1986, when the Company acquired Avondale Mills, and President of Avondale Mills since 1995. Mr. Felker served as Chairman of the Georgia State Advisory Board of Wachovia Bank, National Association, from 1989 to 2000 and is currently a director of American Fibers and Yarns, Inc. and Rock-Tenn Company.

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

     Robert B. Calhoun has served as a director of the Company since August 1993 and of Avondale Mills since November 1991. He is presently a Managing Director and Co-founder of Monitor Clipper Partners. Mr. Calhoun is also President of Clipper Capital Corporation, the sole general partner of The Clipper Group, L.P., a private investment firm, since January 1991, and of Clipper Capital Corporation, the sole general partner of Clipper, an affiliated private investment firm, since 1993. From 1975 to 1991, Mr. Calhoun was a Managing Director of Credit Suisse First Boston Corporation, an investment banking firm. Mr. Calhoun is also a director of Interstate Bakeries Corporation and Lord Abbett Family of Funds.

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

     James A. Rubright has served as a director of the Company since November 2000. Mr. Rubright is Chairman and Chief Executive Officer of Rock-Tenn Company, an integrated paperboard and packaging company. Before joining Rock-Tenn Company, Mr. Rubright served as Executive Vice President of Sonat, Inc., an energy company. Mr. Rubright is also a director of Rock-Tenn Company and AGL Resources, Inc.

     John P. Stevens has served as a director of the Company since January 1970 and of Avondale Mills since July 1986. Mr. Stevens served as Executive Vice President of Wachovia Bank, National Association, from April 1981 until his retirement in January 1994 and was responsible for managing the Government Banking and Public Finance Department. Mr. Stevens served as a consultant to Wachovia Bank, National Association, from February 1994 to February 1996. In addition, from February 1994 until the present time, Mr. Stevens has been a partner in The Stevens Group, a consulting firm specializing in providing assistance in a wide range of business and governmental affairs.

     All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors.

     The directors of the Company are elected annually by the shareholders of the Company. During the fiscal year ended August 29, 2003, the Board of Directors of the Company held six meetings.

     The Compensation Committee of the Board of Directors during fiscal 2003 consisted of John P. Stevens, Chairman of the Compensation Committee, Dale J. Boden, Robert B. Calhoun and Kenneth H. Callaway. None of the Members of the Compensation Committee is an employee of the Company. The Compensation Committee’s principal responsibilities consist of establishing the compensation for the Company’s Named Executive Officers and administering the Company’s Stock Option Plan. During the fiscal year ended August 29, 2003, the Compensation Committee held one meeting. See Report on Executive Compensation.

     The Audit Committee of the Board of Directors during fiscal 2003 consisted of Harry C. Howard, Chairman of the Audit Committee, Robert B. Calhoun, C. Linden Longino, Jr., and James A. Rubright. None of the members of the Audit Committee is an employee of the Company. During the fiscal year ended August 29, 2003, the Audit Committee held four meetings.

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

     The Board of Directors has determined, pursuant to Item 7(d)(3)(iv)(B) of Schedule 14A, that all of the members of the Audit Committee are independent in accordance with Rule 4350(d)(2) and Rule 4200 of the National Association of Securities Dealers listing standards. Additionally, the Board has determined that all members of the Audit Committee qualify as audit committee financial experts pursuant to Security and Exchange Commission regulations.

     The Company has a code of business conduct applicable to all officers of the Company. In addition, the Company has adopted a code of ethics for its senior executive and financial officers.

     During fiscal 2003, the Company paid each non-employee director a quarterly fee of $6,250 plus reimbursement of out-of-pocket expenses. In addition, the Audit Committee Chairman is paid $1,000 for each formal meeting.

     The Company adopted a stock option plan for its non-employee directors, effective September 1, 1997, under which 100,000 shares of the Company’s Class A Common Stock are reserved for issuance. Under the plan, each director will automatically be granted annually, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 2001, 2002 and 2003, 14,000 non-qualified options were granted in each respective year. At August 29, 2003, 22,000 non-qualified options remained available for grant.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 2001, 2002 and 2003 by the Company’s Chief Executive Officer and its four other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation(1)

	Fiscal			All Other
Name and Principal Position	Year	Salary($)	Bonus($)(2)	Compensation($)(3)

G. Stephen Felker	2003	800,016	—	4,399
Chairman of the Board, President and Chief	2002	800,016	400,000	1,578
Executive Officer	2001	800,016	—	2,983
Jack R. Altherr, Jr.	2003	355,008	—	6,988
Vice Chairman and Chief Financial Officer	2002	355,008	100,000	5,760
	2001	353,340	—	7,577
T. Wayne Spraggins	2003	296,016	—	13,779
Vice President and President, Manufacturing	2002	296,016	75,000	11,050
Operations	2001	294,680	—	15,875
Keith M. Hull	2003	298,032	—	4,990
Vice President and President, Marketing and Sales	2002	298,032	75,000	4,115
	2001	296,360	—	5,380
Sharon L. Rodgers	2003	137,088	—	2,231
Vice President, Human Resources	2002	127,512	26,000	1,842
	2001	126,760	—	1,854

(1)	The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.

(2)	Amounts shown include cash bonuses earned under the Company’s management incentive plan, payments received in the Company’s distribution of cash profit sharing to all eligible associates of the Company, and such other payments as the Compensation Committee of the Board of Directors elects to make based upon the Company’s and respective officer’s performance.

(3)	Amounts shown reflect, for fiscal 2001, (i) matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $1,275 on behalf of Messrs. Felker, Altherr, Spraggins and Hull respectively and $1,003 on behalf of Ms. Rodgers, and (ii) life insurance premiums of $6,302, $14,600, $4,105, and $983 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Ms. Rodgers, respectively, and taxable income of $1,708 to Mr. Felker in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 2002, (i) matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $1,500 on behalf of Messrs. Felker and Altherr and $1,398, $1,397 and $956 on behalf of Messrs. Spraggins, Hull and Ms. Rodgers, respectively and (ii) life insurance premiums of $4,260, $9,662, $2,718 and $885 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Ms. Rodgers, respectively, and taxable income of $78 to Mr. Felker in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 2003, (i) matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $1,500 on behalf of Messrs. Felker and Altherr and $1,480, $1,490 and $1,223 on behalf of Messrs. Spraggins, Hull and Ms. Rodgers, respectively and (ii) life insurance premiums of $5,488, $12,299, $3,500 and $1,008 paid by the Company on behalf of Messrs. Altherr, Spraggins, Hull and Ms. Rodgers, respectively, and taxable income of $2,899 to Mr. Felker in conjunction with a split dollar insurance agreement.

     Option Grants Table. The Company did not grant any options to any Named Executive Officers during fiscal 2003. In addition, the Company’s employee Stock Option Plan expired in July 2003.

     Aggregated Options Table. The table below sets forth certain information with respect to options held at the end of fiscal 2003 by each Named Executive Officer.

Fiscal Year End Option Values Table

Number of
	Shares Underlying		Value of
	Unexercised		Unexercised
	Options at		Options at
	Fiscal Year End		Fiscal Year End
	Exercisable/		Exercisable/
	Unexercisable		Unexercisable(1)

G. Stephen Felker	265,000/	—	$48,000/	$—
Jack R. Altherr, Jr.	125,000/	—	20,000/	—
T. Wayne Spraggins	45,000/	—	4,000/	—
Keith M. Hull	71,001/	—	9,200/	—
Sharon L. Rodgers	20,000/	—	—/	—

(1)	All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on management’s estimate of the fair market value of the Class A Common Stock at August 29, 2003.

     Long-term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 2003 by each Named Executive Officer. No phantom units were awarded during fiscal 2003.

Long-term Incentive Plans — Units Held at August 29, 2003

	Aggregate		Estimated Future
	Phantom Units	Period Until	Payouts for All
Name	Held(1)	Payout (Years)	Phantom Units Held(2)

G. Stephen Felker	150	13	$692,379
Jack R. Altherr, Jr.	90	11	415,427
T. Wayne Spraggins	50	—	230,793
Keith M. Hull	90	14	415,427
Sharon L. Rodgers	—	—	—

(1)	Each phantom unit equals 398.606 phantom shares. The value of each phantom share is equal to the result obtained by dividing (i) five times Avondale’s earnings before depreciation, amortization, LIFO inventory adjustments, interest and income taxes for the 10 fiscal quarters immediately preceding such date divided by 2.5, plus (ii) certain “balance sheet adjustments” by the sum of (i) the aggregate number of outstanding phantom shares plus (ii) the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company. Phantom units vest at the rate of 5% per year for each full and uninterrupted year that the Named Executive Officer remains employed by the Company after August 31, 1989, and vest fully if the Named Executive Officer dies before his employment is terminated. The value of vested phantom units is payable beginning on the later of the date on which the Named Executive Officer reaches the age of 65 or the date on which the employment of such Named Executive Officer terminates (the “Normal Payment Date”), in 10 equal annual installments, with interest equal to the one-year U.S. Treasury Bill rate in effect on the Normal Payment Date. If the Named Executive Officer dies before his employment with the Company is terminated, the value of his phantom units on the date of death is payable to his beneficiary as described above. If the Named Executive Officer dies after his Normal Payment Date, the present value of the balance of the annual installments is payable in a lump sum to his beneficiary. A Named Executive Officer will forfeit all interest in his Phantom Stock Units (whether or not vested) if he violates certain non-compete covenants applicable during such Named Executive Officer’s employment and for a period of five years after termination of such employment.

(2)	There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 2003, of vested and non-vested phantom units held at the end of fiscal 2003 based on the results of the Company for the 10 fiscal quarters ended August 29, 2003.

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

     In light of the Company’s compensation policy, the primary components of its executive compensation program for fiscal 2003 included base salaries, cash bonuses and stock options.

     Base Salary. Each executive officer’s base salary, including the Chief Executive Officer’s base salary, is determined based upon a number of factors including the executive officer’s responsibilities, contribution to the achievement of the Company’s business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer’s salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 2003, the base salary paid to each Named Executive Officer other than the Chief Executive Officer in fiscal 2003 increased 0.0% to 13.7% over the amounts paid to each such Named Executive Officer in fiscal 2002. Mr. Felker’s base salary has not been adjusted since November 1, 1995.

     Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus under the management incentive plan. The Company’s management incentive plan is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company’s management incentive plan, in fiscal 2003, certain executive officers were eligible to earn a cash bonus in an amount from 25% up to 125% of their respective base salaries depending on a number of factors including, without limitation, the Company’s financial performance. In addition, the executive officers may receive additional cash bonuses at the discretion of the Compensation Committee of the Board of Directors based upon the Company’s and the respective officer’s performance, including payments in lieu of profit sharing contributions under the Company’s Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits. During fiscal 2003, the named executive officers did not receive a bonus.

     Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company’s long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company’s growth and profitability and individual grants are based on, among other things, the executive officer’s responsibilities and individual performance. To encourage an executive officer’s long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The creation of opportunities to own stock is considered the most significant component in an executive officer’s compensation package. During fiscal 2003, no stock options were granted.

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

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are Messrs. Boden, Callaway, Calhoun and Stevens. None of the members of the Compensation Committee have ever been an officer or employee of the Company. In addition, none of the Company’s executive officers serves as a member of a Compensation Committee of a Board of Directors of any entity that has one or more executive officers who serves on the Company’s Compensation Committee. As discussed below under the caption Certain Relationships and Related Party Transactions, Mr. Callaway, is president of Calgati Chemical Company, Ltd. During fiscal 2003, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $862,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of November 1, 2003, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

	Beneficial Ownership		Beneficial Ownership
	of Class A		of Class B		Percentage
	Common Stock		Common Stock		Of
	Number	Percent	Number	Percent	Combined
Name of Beneficial Owner(1)	of Shares	Of Class	of Shares	of Class	Voting Power

G. Stephen Felker(2)	4,338,989	37.2%	978,939	100%	73.4%
Jack R. Altherr, Jr.(3)	232,199	2.0%	—	—	*
T. Wayne Spraggins(4)	115,000	1.0%	—	—	*
Keith M. Hull (5)	121,001	1.1%	—	—	*
Craig S. Crockard (6)	14,077	*	—	—	*
Dale J. Boden(7)	117,500	1.0%	—	—	*
Kenneth H. Callaway(8)	22,000	*	—	—	*
Robert B. Calhoun(9)(10)(11)	2,312,823	20.3%	—	—	7.5%
Harry C. Howard(12)	57,000	*	—	—	*
C. Linden Longino, Jr.(13)	37,250	*	—	—	*
James A. Rubright (14)	10,500	*	—	—	*
John P. Stevens(15)	115,000	1.0%	—	—	*
The Clipper Group(10)(16)	2,277,523	20.0%	—	—	7.4%
Grayward Company(17)	3,497,740	30.7%	—	—	11.3%
Felker Investments, Ltd.(18)	2,093,750	18.4%	—	—	6.8%
Avondale Mills, Inc. Associate Profit Sharing and Savings Plan(19)	450,000	3.9%	—	—	1.5%
All directors and executive officers As a group (16 persons)	7,524,339	62.6%	978,939	100%	82.7%

* Less than 1%

(1)	Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655.

(2)	Includes (i) 2,093,750 shares of Class A Common Stock held of record by Felker Investments, Ltd., a partnership of which Mr. Felker is the general partner (as the general partner, Mr. Felker is deemed to beneficially own such shares under Rule 13d-3 under the Exchange Act), (ii) 978,939 shares of Class A Common Stock issuable upon conversion of the 978,939 shares of Class B Common Stock beneficially owned by Mr. Felker, (iii) 265,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Felker, which shares are deemed beneficially owned by Mr. Felker under Rule 13d-3 under the Exchange Act, and (iv) 100 shares owned by Mr. Felker’s son, for which Mr. Felker shares neither voting nor investment power.

(3)	Includes 125,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.

(4)	Includes 45,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Spraggins, which shares are deemed beneficially owned by Mr. Spraggins under Rule 13d-3 under the Exchange Act.

(5)	Includes 71,001 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.

(6)	Includes 6,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Crockard, which shares are deemed beneficially owned by Mr. Crockard under Rules 13d-3 under the Exchange Act.

(7)	Reflects (i) 12,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Boden, which shares are deemed beneficially owned by Mr. Boden under Rule 13d-3 under the Exchange Act, (ii) 6,333 shares beneficially owned by Textile Capital Partners with respect to which Mr. Boden has shared voting and investment power, (iii) 8,500 shares beneficially owned by Textile Capital Partners II with respect to which Mr. Boden has shared voting and investment power, (iv) 90,000 shares beneficially owned by The Sterling Trust; Hilliard Lyons Trust Co. Trustee, with respect to which Mr. Boden is a beneficiary and has shared voting and investment power, and (v) 667 shares owned by Mr. Boden’s wife, for which Mr. Boden shares neither voting nor investment power. Mr. Boden is the majority shareholder of Textile Capital Partners and Textile Capital Partners II, and, consequently, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by these entities.

(8)	Includes 12,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Callaway, which shares are deemed beneficially owned by Mr. Callaway under Rule 13d-3 under the Exchange Act.

(9)	The address of Mr. Calhoun is c/o Clipper Capital Partners, LP, 650 Madison Avenue, 9th Floor, New York, New York 10022.

(10)	Includes (i) 12,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Calhoun, which shares are deemed beneficially owned by Mr. Calhoun under Rule 13d-3 under the Exchange Act, and (ii) shares beneficially owned by Clipper Capital Associates, L.P. (“CCA”), Clipper/Merchant Partners, L.P., Clipper Equity Partners I, L.P., Clipper/Merban L.P. (“Merban”), Clipper/European Re, L.P. and CS First Boston Merchant Investments 1995/96, L.P. (“Merchant”), (whose address is 650 Madison Avenue, 9th Floor, New York, New York 10022).

(11)	CCA is the general partner of all of the Clipper Group partnerships other than Merchant. The general partner of CCA is Clipper Capital Associates, Inc. (“CCI”), and Mr. Calhoun is the sole stockholder and a director of CCI. Clipper, an affiliate of Mr. Calhoun, has sole voting and investment power with respect to the shares of Class A Common Stock beneficially owned by Merchant. As a result, each of Mr. Calhoun, CCA and CCI is deemed to beneficially own all shares of Class A Common Stock beneficially owned by the Clipper Group (other than Merchant), and Mr. Calhoun is deemed to beneficially own the shares of Class A Common Stock beneficially owned by Merchant. It is anticipated that Merban will beneficially own shares of Class A Common Stock representing approximately 5.9% of the outstanding Class A Common Stock, and Clipper/Merchant Partners, L.P., will beneficially own shares of Class A Common Stock representing approximately 5.0% of the outstanding Class A Common Stock. Each of the other members of the Clipper Group will beneficially own less than 5.0% of the outstanding Class A Common Stock.

(12)	Includes 12,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Howard, which shares are deemed beneficially owned by Mr. Howard under Rule 13d-3 under the Exchange Act.

(13)	Includes (i) 12,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Longino, which shares are deemed beneficially owned by Mr. Longino under Rule 13d-3 under the Exchange Act.

(14)	Includes 6,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Rubright, which shares are deemed beneficially owned by Mr. Rubright under Rules 13d-3 under the Exchange Act.

(15)	Includes (i) 13,000 shares beneficially owned by Mr. Stevens’ spouse, for which Mr. Stevens shares neither voting nor investment power, and (ii) 12,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Stevens, which shares are deemed beneficially owned by Mr. Stevens under Rule 13d-3 under the Exchange Act.

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

Equity Compensation Plan Information

     The following table gives information about the Company’s Class A Common Stock that may be issued upon exercise of options under the 1993 Avondale Incorporated Stock Option Plan and the 1997 Avondale Incorporated Stock Option Plan for Non-employee Directors (the only stock compensation plans of the Company). Under the 1993 plan, which was approved by the shareholders of the Company, options were granted to full time employees of the Company, including executive officers.

(c) Number of
Securities Remaining
Available for
	(a) Number of		Future Issuance
	Securities to be	(b) Weighted	Under Equity
	Issued Upon	Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected
Plan Category	Options	Options	in Column (a))

Equity Compensation plans approved by the security holders	813,000	$14.98	—
Equity Compensation plans not approved by the security holders	78,000	$18.28	22,000

     For discussion of the 1993 Avondale Incorporated Stock Option Plan, see “Note 12. Common Stock” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statement and Supplementary Data of this Annual Report on Form 10-K.

     The Company adopted the Avondale Incorporated Stock Option Plan for Non-employee Directors, effective September 1, 1997, reserving 100,000 shares of the Company’s Class A Common Stock. Under the plan, each director is automatically granted each year, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock at an option price equal to the fair market value of the stock on the date of the grant. Options are exercisable for a period of ten years, subject to certain limitations. The plan did not require approval of the shareholders of the Company. In each of fiscal 2001, 2002 and 2003, options to purchase 14,000 shares were granted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Kenneth H. Callaway, a director, is president of Calgati Chemical Company, Ltd. During fiscal 2003, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $862,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In accordance with Security and Exchange Commission rules, the disclosure requirements of this Item are not effective until the Company’s fiscal year ending after December 15, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements.

                 The following consolidated financial statements of the Company and its consolidated subsidiaries and the Report of the Independent Public Accountants for the year ended August 29, 2003 are included in Part II, Item 8.

Report of Independent Public Accountants

Consolidated Balance Sheets as of August 30, 2002 and August 29, 2003

Consolidated Statements of Income — Fiscal Years Ended August 31, 2001, August 30, 2002 and August 29, 2003

Consolidated Statements of Shareholders’ Equity — Fiscal Years Ended August 31, 2001, August 30, 2002 and August 29, 2003

Consolidated Statements of Cash Flows — Fiscal Years Ended August 31, 2001, August 30, 2002 and August 29, 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules of the Company.

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits.

Exhibit
Number

3.1	—	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

3.3	—	Amended and restated bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 333-5455-01).

4.1	—	Indenture for the 10.25% Senior Subordinated Notes due 2006 among Avondale Incorporated, Avondale Mills, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

4.3	—	Indenture for the 10 1/4 Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

4.5	—	Registration Rights Agreement, dated as of June 30, 2003, among Avondale Mills, Inc., Avondale Incorporated and Wachovia Securities, LLC. Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

4.9	—	Second Amended and Restated Credit Agreement, dated as of September 28, 2000, among Avondale Mills, Inc., various listed banks and Wachovia Bank, National Association, as agent. (incorporated by reference to Exhibit 4.9 to Avondale Incorporated’s 2000 Annual Report on Form 10-K, File No. 33-68412)

10.1	—	Receivables Purchase Agreement, dated April 29, 1996, among Avondale Mills, Inc., as Servicer, and Avondale Receivables Company (incorporated by reference to Exhibit 10.1 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.2	—	Pooling and Servicing Agreement, dated April 29, 1996, among Avondale Receivables Company, Avondale Mills, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.3	—	Amendment No. 1 to Pooling and Service Agreement and Receivables Purchase Agreement; Dated November 21, 1997, among Avondale Receivables Company, Avondale Mills, Inc., And Manufacturers and Traders Trust Company. (Incorporated by reference to Exhibit 10.3 to Avondale Incorporated’s 1998 Annual Report on Form 10-K, File No. 33-68412).

Exhibit
Number

10.4	—	Amended and Restated Series 1996-1 Supplement to the Pooling and Servicing Agreement, Dated November 21, 1997, among Avondale Receivables Company, Avondale Mills, Inc. And Manufacturers and Traders Trust Company. (Incorporated by reference to Exhibit 10.4 to Avondale Incorporated’s 1998 Annual Report on Form 10-K, File No. 33-68412).

10.5	—	Amended and Restated Certificate Purchase Agreement, dated November 21, 1997, among Avondale Receivables Company, Avondale Mills, Inc., the purchasers described therein And First National Bank of Chicago, as Agent. (Incorporated by reference to Exhibit 10.5 to Avondale Incorporated’s 1998 Annual Report on Form 10-K, File No. 33-68412).

10.6	—	Registration Rights Agreement, dated April 29, 1996 between Avondale Incorporated and the Persons listed therein (incorporated by reference to Exhibit 10.8 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.7	—	Shareholders Agreement, dated April 29, 1996 among Avondale Incorporated, the Investors listed therein, the Shareholders listed therein and Clipper Capital Partners, L.P., in its capacity as Purchaser Representative under the Agreement (incorporated by reference to Exhibit 10.9 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.10	—	Avondale Incorporated Stock Option Plan (incorporated by reference to Exhibit 10.12 to Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01).

10.11	—	Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (incorporated by Reference to Exhibit 10.13 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.12	—	Avondale Mills, Inc. Fiscal 2003 Management Incentive Plan for G. Stephen Felker.

10.13	—	Avondale Mills, Inc. Fiscal 2003 Management Incentive Plan for Jack R. Altherr, Jr.

10.14	—	Avondale Mills, Inc. Fiscal 2003 Management Incentive Plan for T. Wayne Spraggins.

10.15	—	Avondale Mills, Inc. Fiscal 2003 Management Incentive Plan for Keith Hull.

10.16	—	Avondale Mills, Inc. Fiscal 2003 Management Incentive Plan for Sharon Rodgers.

10.17	—	Phantom Unit Awards to G. Stephen Felker (incorporated by reference to Exhibit 10.19 To Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01).

10.18	—	Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01).

10.19	—	Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.20	—	Phantom Unit Awards to Keith M. Hull (incorporated by reference to Exhibit 10.19 to Avondale Incorporated ‘s 1996 Annual Report on Form 10-K,File No. 33-68412).

10.21	—	Supply Agreement dated March 31, 1996 between the Company and B.F. Goodrich (incorporated by reference to Exhibit 10.24 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 33-5455-01).

10.22	—	Avondale Incorporated Stock Option Plan for Non-Employee Directors, Dated April 10, 1997 (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s 1997 Annual Report on Form 10-K, File No. 33-68412).

10.23	—	Omnibus Amendment No. 1 to Amended and Reinstated Series 1996-1 Supplement to Pooling and Servicing Agreement, and Amended and Reinstated Certificate Purchase Agreements, dated April 25, 2000, among Avondale Receivables Company, Avondale Mills, Inc. and various banks (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412).

10.24	—	First Amendment to Second Amended and Reinstated Credit Agreement, dated as of August 30, 2001, among Avondale Mills, Inc., various banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.24 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412).

10.25	—	Amendment No. 6 to Letter of Credit Agreement, dated August 30, 2001, between and among Avondale Incorporated, Avondale Mills, Inc. and Suntrust Bank related to Development Authority of Walton County Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.25 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412).

10.26	—	Consent and First Amendment between Avondale Mills, Inc. and B.F. Goodrich, Partial Assignment and Assumption of Supply Agreement between Avondale Mills, Inc., B.F. Goodrich and Noveon, Inc. (formerly B.F. Goodrich PMD Group) and Amendment and Partial Assignment of Supply Agreement, between Avondale Mills, Inc., B.F. Goodrich and C.H. Patrick & Co. (formerly CHP Acquisition Group, Inc.), all dated February 28, 2001 (incorporated by reference to Exhibit 10.26 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412).

Exhibit
Number

10.27	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 6, 2002, among Avondale Mills, Inc., various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.27 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended March 1, 2002, File No. 33-68412)

10.28	—	Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 1, 2002, among Avondale Mills, Inc., various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.28 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended March 1, 2002, File No. 33-68412)

10.29	—	Fourth Amendment to Second Amended and Restated Credit Agreement and First Amendment to Security Agreement dated, as of May 24, 2002, among Avondale Mills, Inc. and various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.29 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 31, 2002, File No. 33-68412)

10.30	—	Master Security Agreement and related documents, dated July 30, 2002, among Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.30 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.31	—	Intercreditor Agreement, dated July 30, 2002 among Avondale Mills, Inc. The CIT Group/Equipment Financing, Inc. and various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.31 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.32	—	Sale and Contribution Agreement, dated as of August 30, 2002, among Avondale Mills, Inc., Avondale Incorporated and Avondale Funding, LLC (incorporated by reference to Exhibit 10.32 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.33	—	Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Funding, LLC, Redwood Receivables Corporation, Avondale Mills, Inc., and General Electric Capital Corporation (incorporated by reference to Exhibit 10.33 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.34	—	Annex X to Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement, each dated as of August 30, 2002 (incorporated by reference to Exhibit 10.34 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.35	—	Receivables Purchase Termination and Reassignment Agreement, dated August 30, 2002, among Manufacturers and Traders Trust Company, Avondale Receivables Master Trust, Avondale Receivables Company, Avondale Mills, Inc., Falcon Asset Securitization Corporation, and Bank One, N.A. (incorporated by reference to Exhibit 10.35 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.36	—	Blocked Account Agreement, dated August 30, 2002, among Wachovia Bank, National Association, Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.36 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.37	—	Intercreditor Agreement, dated August 30, 2002, among General Electric Capital Corporation, Wachovia Bank, National Association, Avondale Funding, LLC and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.37 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.38	—	Fifth Amendment to Second Amended and Restated Credit Agreement, dated August 30, 2002 among Avondale Mills, Inc. , various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.38 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.39	—	Borrow Pledge Agreement, dated August 30, 2002 between Avondale Mills, Inc. various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.39 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.40	—	Third Amended and Restated Credit Agreement dated, as of March 28, 2003, among Avondale Mills, Inc., various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.40 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 31, 2003, File No. 33-68412).

10.41	—	Amendment No. 1 to Receivables Purchase and Servicing Agreement, and Sale and Contribution Agreement, dated as of March 28, 2003, by and among Avondale Funding, LLC, Redwood Receivables Corporation, Avondale Mills, Inc., and General Electric Capital Corporation (incorporated by reference to Exhibit 10.41 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 31, 2003, File No. 33-68412).

10.42	—	Amendment No. 2 to Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Mills, Inc. and General Electric Capital Corporation dated July 3, 2003 (incorporated by reference to Exhibit 10.42 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

Exhibit
Number

10.43	—	Letter Agreement related to the Blocked Account Agreement, dated August 30, 2002, by and among Avondale Mills, Inc., Avondale Funding, LLC, General Electric Capital Corporation and Wachovia Bank, National Association, dated July 3, 2003 (incorporated by reference to Exhibit 10.42 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).
10.44	—	Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Market’s Group, Inc., and from time to time various Lenders, and various related agreements.

10.45	—	Amendment No. 3 to Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation, dated November 7, 2003.

10.46	—	Intercreditor Agreement, dated as of November 7, 2003, by and among General Electric Capital Corporation, Avondale Funding, LLC and Avondale Mills, Inc.

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

14.1	—	Code of Ethics For Senior Executive and Financial Officers.

21.1	—	List of Subsidiaries.

31.1	—	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Charter of the Audit Committee of the Board of Directors, adopted effective July 13, 2000 (Incorporated by reference to Exhibit 5.1 to Avondale Incorporated’s 2000 Annual Report on Form 10-K, File No. 33-68412).

(b)	Reports on Form 8-K

1.	On June 20, 2003, the Company filed a current report on Form 8-K regarding the launch of a private offering of $150 million aggregate principal amount of senior subordinated notes.

2.	On June 20, 2003, the Company filed a current report on Form 8-K regarding recent developments and disclosing risk factors.

3.	On June 25, 2003, the Company filed a current report on Form 8-K regarding the pricing of a private offering of $150 million aggregate principal amount of senior subordinated notes.

(c)	See Item 15(a)(3).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVONDALE INCORPORATED

By: /s/ G. STEPHEN FELKER

Name:	G. Stephen Felker
Title:	Chairman of the Board,
President and
Chief Executive Officer

Date: November 10, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer and Director:

Name	Title	Date

/s/ G. STEPHEN FELKER	Chairman of the Board,	November 10, 2003
President and Chief Executive
G. Stephen Felker	Officer

Principal Financial and Accounting Officer:

/s/ JACK R. ALTHERR, JR.	Vice Chairman, Chief	November 10, 2003
Financial Officer and
Jack R. Altherr, Jr.	Director

Directors:

/s/ DALE J. BODEN Dale J. Boden	Director	November 10, 2003

/s/ ROBERT B. CALHOUN Robert B. Calhoun	Director	November 10, 2003

/s/ KENNETH H. CALLAWAY Kenneth H. Callaway	Director	November 10, 2003

/s/ HARRY C. HOWARD Harry C. Howard	Director	November 10, 2003

/s/ C. LINDEN LONGINO, JR. C. Linden Longino, Jr.	Director	November 10, 2003

/s/ JAMES A. RUBRIGHT James A. Rubright	Director	November 10, 2003

/s/ JOHN P. STEVENS John P. Stevens	Director	November 10, 2003

Schedule II

AVONDALE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

					(B)
			Charged		Balance
		Balance at	to costs		at end
		Beginning	and	(A) (C)	of
	Description	Period	earnings	Deductions	Period

Year Ended August 31, 2001	Allowance for doubtful Accounts	7,803	699	(1,306)	7,196
Year Ended August 30, 2002	Allowance for doubtful Accounts	7,196	1,442	(6,439)	2,199
Year Ended August 29, 2003	Allowance for doubtful Accounts	2,199	(318)	(14)	1,867

(A)	Deductions represent customer account balances written off during the period.

(B)	At August 31, 2001, the balance at end of period includes $4,580 related to accounts receivable sold. This amount is included in other accrued expenses in the Consolidated Balance Sheets.

(C)	For the fiscal year ended August 30, 2002, deductions include $5,000 related to the write down of accounts receivable to net realizable value in conjunction with the sale of those receivables to Avondale Funding, LLC.