Form 10-Q
period 2003-11-28
AVONDALE INC
filed 2004-01-09
CIK 911634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 28, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _______________ to _______________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES   NO ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding

Class A Common Stock	January 5, 2004	11,401,737 Shares
Class B Common Stock	January 5, 2004	978,939 Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		Nov. 28,
	Aug. 29,	2003
	2003	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$13,769	$6,799
Accounts receivable, less allowance for doubtful accounts of $1,867 at Aug. 29, 2003 and $1,456 at Nov. 28, 2003	29,157	41,656
Inventories	82,887	87,318
Prepaid expenses	1,980	1,223
Income taxes refundable	2,825	1,929

Total current assets	130,618	138,925
Assets held for sale	2,640	843
Property, plant and equipment Land	6,484	6,484
Buildings	79,647	79,661
Machinery and equipment	497,213	498,677

	583,344	584,822
Less accumulated depreciation	(367,759)	(377,273)

	215,585	207,549
Other assets	7,712	8,045
Goodwill	2,951	2,951

	$359,506	$358,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,724	$21,352
Accrued compensation, benefits and related expenses	9,280	9,689
Accrued interest	2,726	6,290
Other accrued expenses	9,785	9,789
Long-term debt due in one year	4,325	4,325

Total current liabilities	44,840	51,445
Long-term debt	163,512	162,431
Deferred income taxes and other long-term liabilities	35,203	33,146
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares
authorized, 11,402 issued and outstanding	114	114
Class B, $.01 par value; 5,000 shares
authorized, 979 issued and outstanding	10	10
Capital in excess of par value	39,194	39,194
Accumulated other comprehensive loss	(151)	—
Retained earnings	76,784	71,973

Total shareholders’ equity	115,951	111,291

	$359,506	$358,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended

	Nov. 29,	Nov. 28,
	2002	2003

Net sales	$167,182	$131,340
Operating costs and expenses
Cost of goods sold	141,088	117,771
Depreciation	10,867	9,524
Selling and administrative expenses	7,705	6,462

Operating income (loss)	7,522	(2,417)
Interest expense, net	4,527	4,830
Discount and expenses on sales of receivables	712	628
Other, net	9	(2,372)

Income (loss) before income taxes	2,274	(5,503)
Provision for (benefit of) income taxes	865	(1,930)

Net income (loss)	$1,409	$(3,573)

Per share data:
Net income (loss)-basic	$.11	$(.29)

Net income (loss)-diluted	$.11	$(.29)

Dividends declared	$.10	$.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Thirteen Weeks Ended

	Nov. 29,	Nov. 28,
	2002	2003

Operating activities
Net income (loss)	$1,409	$(3,573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,919	9,633
Benefit of deferred income taxes	(393)	(1,958)
Gain on disposal of property, plant and equipment and assets held for sale	—	(2,310)
Sale of accounts receivable, net	(7,771)	(7,448)
Changes in operating assets and liabilities	11,412	(1,614)

Net cash provided by (used in) operating activities	15,576	(7,270)
Investing activities
Purchases of property, plant and equipment	(3,464)	(1,493)
Proceeds from sale of property, plant and equipment and assets held for sale	—	4,112

Net cash provided by (used in) investing activities	(3,464)	2,619
Financing activities
Net payments on long term debt	(12,675)	(1,081)
Dividends paid	(1,253)	(1,238)

Net cash used in financing activities	(13,928)	(2,319)

Decrease in cash and cash equivalents	(1,816)	(6,970)
Cash and cash equivalents at beginning of period	2,261	13,769

Cash and cash equivalents at end of period	$445	$6,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 28, 2003

      1.     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiary, Avondale Mills, Inc. (“Avondale Mills”) (collectively, the “Company”). Avondale Funding LLC (“Funding”), a special purpose subsidiary of Avondale Mills, provides financing through the sale of accounts receivable generated by the Company. The Company accounts for its investment in Funding using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. The August 29, 2003 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 29, 2003 audited consolidated financial statements.

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

      These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation. Operating results for the thirteen weeks ended November 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2004.

      2.     Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 29,	Nov. 28,
	2003	2003

Finished goods	$26,579	$30,211
Work in process	33,176	32,886
Raw materials	9,072	10,680
Dyes and chemicals	4,593	4,632

Inventories at FIFO	73,420	78,409
Adjustment of carrying value to LIFO basis, net of market adjustment	3,565	3,065

	76,985	81,474
Supplies at average cost	5,902	5,844

	$82,887	$87,318

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 28, 2003

      The Company’s inventories at November 28, 2003 under the last-in, first-out (LIFO) method and the related impact on the statement of income for the thirteen weeks then ended have been recorded using estimated quantities and costs as of August 27, 2004, the end of fiscal 2004. As actual inventory quantities and costs at August 27, 2004 could differ significantly from these estimates, the inventory amounts at November 28, 2003 and the operating results for the thirteen weeks ended November 28, 2003 are not necessarily indicative of the inventory amounts at August 27, 2004 and operating results for fiscal 2004 to be recorded using the final LIFO calculations.

      3.     Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended

	Nov. 29,	Nov. 28,
	2002	2003

Weighted average shares outstanding — basic	12,531	12,381
Effect of employee stock options	98	—

Weighted average shares outstanding — diluted	12,629	12,381

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, during fiscal 2003, electing to continue its use of the intrinsic value method. Accordingly, no stock-based compensation has been recorded, as the exercise price of each option granted under the existing plan equals the market value of the underlying common stock on the date of grant. If the Company had elected to record stock-based compensation in accordance with the fair value method and the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, reported net income and earnings per share would be adjusted to the pro forma amounts as shown below (amounts in thousands, except per share data):

	Thirteen Weeks Ended

	Nov. 29,	Nov. 28,
	2002	2003

Net income (loss) as reported	$1,409	$(3,573)
Pro forma stock-based compensation, net of income taxes	(9)	(9)

Pro forma net income (loss)	$1,400	$(3,582)

Per share data:
Net income (loss)-basic as reported	$.11	$(.29)

Net income (loss)-basic pro forma	$.11	$(.29)

Net income (loss)-diluted as reported	$.11	$(.29)

Net income (loss)-diluted pro forma	$.11	$(.29)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 28, 2003

      4.     Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended

	Nov. 29,	Nov. 28,
	2002	2003

Revenues:
Apparel fabrics	$142,522	$107,423
Yarns	47,696	41,399
Other	16,911	14,724

	207,129	163,546
Less inter-segment sales	39,947	32,206

Total	$167,182	$131,340

Income (loss):
Apparel fabrics	$11,609	$2,402
Yarns	1,551	(1,318)
Other	593	1,043
Unallocated	(6,231)	(4,544)

Total operating income (loss)	7,522	(2,417)
Interest expense, net	4,527	4,830
Discount and expenses on sale of receivables	712	628
Other expense (income), net	9	(2,372)

Income (loss) before income taxes	$2,274	$(5,503)

      5.     Comprehensive Income (Loss): Comprehensive income (loss) includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income (loss) to comprehensive income (loss) is as follows (amounts in thousands):

	Thirteen Weeks Ended

	Nov. 29,	Nov. 28,
	2002	2003

Net income (loss)	$1,409	$(3,573)
Change in fair value of interest rate swaps, net of income taxes	98	151

Comprehensive income (loss)	$1,507	$(3,422)

      6.     Gain on Disposal of Property, Plant and Equipment and Assets Held for Sale: In November 2003, the Company sold two tracts of land unrelated to its manufacturing facilities and not utilized in the operation of its business. The related gain on disposal of these properties, approximately $2.3 million, is included in Other, net on the consolidated statement of income for the thirteen weeks ended November 28, 2003.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 28, 2003

      7.     New Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. Statement No. 150 is generally effective for the first interim period beginning after December 15, 2003. The Company is currently evaluating impact of Statement No. 150 on the consolidated financial statements.

      8.     Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management’s estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.

      For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s financial condition or results of operations.

      9.     Consolidating guarantor and non-guarantor financial information: The following consolidating financial information presents balance sheets, statements of income and statements of cash flows of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 10-1/4% Senior Subordinated Notes due 2013 (“Notes”) issued by Avondale Mills. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 28, 2003

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
November 28, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

ASSETS
Current Assets
Cash	$6,799	$—	$—	$—	$6,799
Accounts receivable	41,654	—	2	—	41,656
Inventories	87,318	—	—	—	87,318
Prepaid expenses	1,223	—	—	—	1,223
Income taxes refundable	1,929	—	—	—	1,929

Total current assets	138,923	—	2	—	138,925
Assets held for sale	843				843
Property, plant and equipment
Land	6,288	—	196	—	6,484
Buildings	67,911	—	11,750	—	79,661
Machinery and equipment	460,856	—	37,821	—	498,677

	535,055	—	49,767	—	584,822
Less accumulated depreciation	(350,794)	—	(26,479)	—	(377,273)

	184,261	—	23,288	—	207,549
Other assets	8,045	—	—	—	8,045
Investment in subsidiaries	8,126	100,899	—	(109,025)	—
Goodwill	2,951	—	—	—	2,951

	$343,149	$100,899	$23,290	$(109,025)	$358,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,185	$—	$1,167	$—	$21,352
Accrued compensation, benefits	9,551	—	138	—	9,689
Accrued interest	6,290	—	—	—	6,290
Other accrued expenses	9,787	—	2	—	9,789
Long- term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	50,138	—	1,307	—	51,445
Long-term debt	162,431	—	—	—	162,431
Deferred income taxes and other long term liabilities	33,146	—	—	—	33,146
Due to (from) subsidiaries	(3,465)	(10,392)	13,857	—	—
Shareholders’ equity	100,899	111,291	8,126	(109,025)	111,291

	$343,149	$100,899	$23,290	$(109,025)	$358,313

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 28, 2003

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 29, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

ASSETS
Current Assets
Cash	$13,769	$—	$—	$—	$13,769
Accounts receivable	29,155	—	2	—	29,157
Inventories	82,887	—	—	—	82,887
Prepaid expenses	1,980	—	—	—	1,980
Income taxes refundable	2,825	—	—	—	2,825

Total current assets	130,616	—	2	—	130,618
Assets held for sale	2,640				2,640
Property, plant and equipment
Land	6,288	—	196	—	6,484
Buildings	67,897	—	11,750	—	79,647
Machinery and equipment	459,401	—	37,812	—	497,213

	533,586	—	49,758	—	583,344
Less accumulated depreciation	(342,217)	—	(25,542)	—	(367,759)

	191,369	—	24,216	—	215,585
Other assets	7,712	—	—	—	7,712
Investment in subsidiaries	8,202	105,726	—	(113,928)	—
Goodwill	2,951	—	—	—	2,951

	$343,490	$105,726	$24,218	$(113,928)	$359,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,675	$—	$1,049	$—	$18,724
Accrued compensation, benefits	9,203	—	77	—	9,280
Accrued interest	2,726	—	—	—	2,726
Other accrued expenses	9,784	—	1	—	9,785
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	43,713	—	1,127	—	44,840
Long-term debt	163,512	—	—	—	163,512
Deferred income taxes and other long term liabilities	35,203	—	—	—	35,203
Due to (from) subsidiaries	(4,664)	(10,225)	14,889	—	—
Shareholders’ equity	105,726	115,951	8,202	(113,928)	115,951

	$343,490	$105,726	$24,218	$(113,928)	$359,506

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 28, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF INCOME
For the Thirteen weeks ended November 28, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$131,340	$26	$22,012	$(22,038)	$131,340
Operating costs and expenses
Cost of goods sold	118,587	—	21,197	(22,013)	117,771
Depreciation	8,586	—	938	—	9,524
Selling and administrative expenses	6,487	—	—	(25)	6,462

Operating income (loss)	(2,320)	26	(123)	—	(2,417)
Interest expense, net	4,830	—	—	—	4,830
Discount and expenses on sales of receivables	628	—	—	—	628
Other, net	(2,372)	—	—	—	(2,372)

Income (loss) before income taxes	(5,406)	26	(123)	—	(5,503)
Provision for (benefit of) income taxes	(1,893)	10	(47)	—	(1,930)
Equity in loss of subsidiary	(76)	(3,589)	—	3,665	—

Net loss	$(3,589)	$(3,573)	$(76)	$3,665	$(3,573)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 28, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF INCOME
For the Thirteen weeks ended November 29, 2002
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$167,182	$25	$25,585	$(25,610)	$167,182
Operating costs and expenses
Cost of goods sold	142,313	—	24,360	(25,585)	141,088
Depreciation	9,839	—	1,028		10,867
Selling and administrative expenses	7,730	—	—	(25)	7,705

Operating income	7,300	25	197	—	7,522
Interest expense, net	4,527	—	—	—	4,527
Discount and expenses on sales of receivables	712	—	—	—	712
Other, net	9	—	—	—	9

Income before income taxes	2,052	25	197	—	2,274
Provision for income taxes	780	10	75	—	865
Equity in earnings of subsidiary	122	1,394	—	(1,516)	—

Net income	$1,394	$1,409	$122	$(1,516)	$1,409

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 28, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirteen weeks ended November 28, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Operating activities
Net loss	$(3,589)	$(3,573)	$(76)	$3,665	$(3,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,695	—	938	—	9,633
Benefit of deferred income taxes	(1,958)	—	—	—	(1,958)
Gain on disposal of property, plant and equipment and assets held for sale	(2,310)	—	—	—	(2,310)
Sale of accounts receivable, net	(7,449)	—	—	—	(7,449)
Changes in operating assets and liabilities	(744)	(16)	(853)	—	(1,613)
Dividends from subsidiary	—	1,238	—	(1,238)	—
Equity in loss of subsidiary	76	3,589	—	(3,665)	—

Net cash provided by (used in) operating activities	(7,279)	1,238	9	(1,238)	(7,270)
Investing activities
Purchase of property, plant and equipment	(1,484)	—	(9)	—	(1,493)
Proceeds from sale of property, plant and equipment and assets held for sale	4,112	—	—	—	4,112

Net cash provided by (used in) investing activities	2,628	—	(9)	—	2,619
Financing activities
Net payments on long term debt	(1,081)	—	—	—	(1,081)
Dividends paid	(1,238)	(1,238)	—	1,238	(1,238)

Net cash used in financing activities	(2,319)	(1,238)	—	1,238	(2,319)

Decrease in cash and cash equivalents	(6,970)	—	—	—	(6,970)
Cash and cash equivalents at beginning of period	13,769	—	—	—	13,769

Cash and cash equivalents at end of period	$6,799	$—	$—	$—	$6,799

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 28, 2003

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirteen weeks ended November 29, 2002
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Operating activities
Net income	$1,394	$1,409	$122	$(1,516)	$1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,891	—	1,028	—	10,919
Benefit of deferred income taxes	(393)	—	—	—	(393)
Sale of accounts receivable, net	(7,771)	—	—	—	(7,771)
Changes in operating assets and liabilities	12,543	(15)	(1,116)	—	11,412
Dividends from subsidiary	—	1,253	—	(1,253)	—
Equity in income of subsidiary	(122)	(1,394)	—	1,516	—

Net cash provided by operating activities	15,542	1,253	34	(1,253)	15,576
Investing activities
Purchase of property, plant and equipment	(3,430)	—	(34)	—	(3,464)

Net cash used in investing activities	(3,430)	—	(34)	—	(3,464)
Financing activities
Net payments on revolving line of credit	(12,675)	—	—	—	(12,675)
Dividends paid	(1,253)	(1,253)	—	1,253	(1,253)

Net cash used in financing activities	(13,928)	(1,253)	—	1,253	(13,928)

Decrease in cash	(1,816)	—	—	—	(1,816)
Cash at beginning of period	2,261	—	—	—	2,261

Cash at end of period	$445	$—	$—	$—	$445

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

      The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

      The Company generates funds through the sale of accounts receivable, at a discount and without recourse, to a special purpose subsidiary established to facilitate the acquisition and subsequent resale of certain accounts receivable to General Electric Capital Corporation (“GECC”). The discount rate on the accounts receivable purchased from the Company is established periodically by the subsidiary based on the fair market value of the receivables. The Company includes in accounts receivable in its consolidated balance sheets the portion of accounts receivable sold to the subsidiary which have not been resold to GECC.

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

      For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003. The Company is not currently a party to litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s future results of operations or financial condition.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 28, 2003 Compared to Thirteen Weeks Ended November 29, 2002

      Net Sales. Net sales decreased 21.5% to $131.3 million for the thirteen weeks ended November 28, 2003 from $167.2 million for the thirteen weeks ended November 29, 2002. The decline in net sales in the thirteen weeks ended November 28, 2003 primarily reflected lower unit volume in all segments, as domestic retail sales of apparel continued to reflect weak consumer demand. Selling prices remained very competitive reflecting the significant uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial duress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these conditions to continue into the second quarter of fiscal 2004.

      Operating Income. Company operations produced an operating loss of ($2.4) million for the thirteen weeks ended November 28, 2003 compared to an operating income of $7.5 million for the thirteen weeks ended November 29, 2002. The operating loss reflected a significant increase in raw material costs and reduced unit cost absorption and operating efficiencies resulting from the lower unit volume. Consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics in lieu of outside purchases continued to provide higher overall capacity utilization. Cost of goods sold decreased 16.5% to $117.8 million for the thirteen weeks ended November 28, 2003 from $141.1 million for the thirteen weeks ended November 29, 2002, reflecting the overall decrease in unit volume. Cost of goods sold as a percentage of net sales increased to 89.7% for the thirteen weeks ended November 28, 2003 from 84.4% for the thirteen weeks ended November 29, 2002.

      Selling and administrative expenses decreased 15.6% to $6.5 million for the thirteen weeks ended November 28, 2003 from $7.7 million for the thirteen weeks ended November 29, 2002, reflecting staffing reductions and a decrease in certain associate benefits and performance based incentives corresponding to the decline in operating income. Selling and administrative expenses as a percentage of net sales increased to 4.9% for the thirteen weeks ended November 28, 2003 from 4.6% for the thirteen weeks ended November 29, 2002.

      Segment Performance. Apparel fabric sales decreased 24.6% to $107.4 million for the thirteen weeks ended November 28, 2003 from $142.5 million for the thirteen weeks ended November 29, 2002, reflecting a 24.6% decrease in yards sold, while average selling price remained flat for the respective periods. Operating income for apparel fabrics decreased 79.3% to $2.4 million for the thirteen weeks ended November 28, 2003 from $11.6 million for the thirteen weeks ended November 29, 2002, primarily due to higher raw material costs and the reduced unit volume.

      Yarn sales, including intra-company sales to the fabric operations, decreased 13.2% to $41.4 million for the thirteen weeks ended November 28, 2003 from $47.7 million for the thirteen weeks ended November 29, 2002. Pounds sold declined 19.4% primarily reflecting the reduced yarn requirements of the apparel fabric operations. Average selling price increased 7.7% as higher raw material costs were reflected in both outside invoice prices and intra-company transfer prices. However, market pricing for sales yarns remained very competitive, reflecting continued excess productive capacity within the domestic industry and continued importation of yarns and knitted apparel into the domestic market from Asia. The yarn operations produced an operating loss of ($1.3) million for the thirteen weeks ended November 28, 2003 compared to an operating income of $1.6 million for the thirteen weeks ended November 29, 2002, primarily as a result of higher raw material costs and the reduced unit volume.

      Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, decreased 13.0% to $14.7 million for the thirteen weeks ended November 28, 2003 from $16.9 million for the thirteen weeks ended November 29, 2002. The decrease in other sales was primarily attributable to decreased intra-company sales of greige fabrics to the apparel fabric operations. Operating income from other sales increased 66.7% to $1.0 million for the thirteen weeks ended November 28, 2003 from $0.6 million for the thirteen weeks ended November 29, 2002, primarily due to reduced production costs within the specialty fabric operation and improved operating revenues within the trucking operation.

      Inter-segment sales decreased 19.5% to $32.2 million for the thirteen weeks ended November 28, 2003 from $40.0 million for the thirteen weeks ended November 29, 2002, primarily reflecting the decrease in consumption of internally produced yarns and greige fabrics within the Company’s apparel fabrics operation.

      Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

      Interest Expense, Net. Net interest expense increased 6.7% to $4.8 million for the thirteen weeks ended November 28, 2003 from $4.5 million for the thirteen weeks ended November 29, 2002. Following execution of a new senior secured revolving credit facility with GECC on November 7, 2003, the Company wrote off approximately $400,000 of unamortized debt issue costs related to the previous revolving credit facility, causing the increase in net interest expense for the thirteen weeks ended November 28, 2003. See Note 14. “Subsequent Event” in the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003 for further discussion of the new revolving credit facility.

      Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.6 million for the thirteen weeks ended November 28, 2003 compared to $0.7 million for the thirteen weeks ended November 29, 2002.

      Other, Net. In November 2003, the Company sold two tracts of land unrelated to its manufacturing facilities and not utilized in the operation of its business. The related gain on disposal of these properties, approximately $2.3 million, is included in Other, net for the thirteen weeks ended November 28, 2003.

      Provision for (Benefit of) Income Taxes. An income tax benefit of $1.9 million was recorded for the thirteen weeks ended November 28, 2003, reflecting the Company’s loss before income taxes, compared to a provision for income taxes of $0.9 million for the thirteen weeks ended November 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $7.3 million for the thirteen weeks ended November 28, 2003. Principal working capital changes included a $5.1 million increase in accounts receivable, a $7.4 million decrease in accounts receivable sold under the securitization facility, a $4.4 million increase in inventories, and a $6.6 million increase in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $1.5 million made in connection with the ongoing maintenance of the Company’s manufacturing facilities and proceeds from the sale of property, plant and equipment and assets held for sale of $4.1 million. Financing activities included repayment of $1.1 million of long term debt and payment of $1.3 million in dividends on outstanding common stock.

      At November 28, 2003, the Company had no borrowings outstanding under its revolving line of credit and $31.1 million of borrowing availability thereunder.

      The Company’s capital expenditures, aggregating $1.5 million for the thirteen weeks ended November 28, 2003, were used primarily to complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2004 will be approximately $7.0 million.

      The receivables securitization facility is the Company’s only off-balance sheet financing arrangement. The Company generates funds through the sale of accounts receivable to Funding, whose sole business purpose is the ongoing acquisition and resale of specified trade receivables generated by the Company. Funding retains no interest in the investment in the accounts receivable sold to GECC, and has not experienced any gains or losses on the sale of the investment in accounts receivable. The Company believes minimal counter party risk exists due to the financial strength of GECC.

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

      Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding product demand, selling prices, raw material costs, timing and cost of capital expenditures, cost of environmental compliance, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, all of the risks described under the heading “Risk Factors” in the Company’s Current Report on Form 8-K dated June 20, 2003 and the following:

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

	Thirteen Weeks Ended

	Nov. 29,	Nov. 28,
	2002	2003

Net income (loss)	$1,409	$(3,573)
Interest expense, net	4,527	4,830
Discount and expenses on sale of receivables	712	628
Provision for (benefit of) income taxes	865	(1,930)
Depreciation and amortization	10,919	9,633
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	150	500

EBITDA	$18,582	$10,088

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003.

Item 4. Controls and Procedures.

      As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

AVONDALE INCORPORATED

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no significant changes in the matters reported under Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Shareholders on November 13, 2003.

(b) Nine directors were elected at the Annual Meeting to serve until the Annual Meeting of Shareholders in 2003. The names of these Directors are as follows:

G. Stephen Felker
Jack R. Altherr, Jr.
Dale J. Boden
Robert B. Calhoun
Kenneth H. Callaway
Harry C. Howard
C. Linden Longino, Jr.
James A. Rubright
John P. Stevens

(c) The Company had outstanding shares of Class A Common Stock and Class B Common Stock having an aggregate of 30,980,517 votes entitled to be cast at the Annual Meeting. Of such aggregate outstanding votes, 290,916 votes were not represented at the Annual Meeting in person or by proxy. The remaining 30,689,601 outstanding votes were represented at the Annual Meeting in person or by proxy, with 27,191,861 votes cast for all nine directors that were elected at the Annual Meeting and 3,497,740 votes abstaining. There were no broker non-votes and no votes were withheld.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		3.1	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01)

		3.3	Amended and restated bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 333-5455-01)

		4.3	Indenture for the 10-1/4 Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353)

		4.5	Registration Rights Agreement, dated as of June 30, 2003, among Avondale Mills, Inc., Avondale Incorporated and Wachovia Securities, LLC. Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353)

		31.1	Certificate of Chief Executive Officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certificate of Chief Financial Officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

		1.	On October 16, 2003, the Company furnished a current report on Form 8-K regarding its press release announcing sales and earnings for the fiscal year ended August 29, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED

	By:	/s/ JACK R. ALTHERR, JR.

Jack R. Altherr, Jr. Vice Chairman and Chief Financial Officer
Date: January 9, 2004