Form 10-Q
period 2004-03-27
AVONDALE INC
filed 2004-04-08
CIK 911634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 27, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________ to ___________

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding
Class A Common Stock	April 1, 2004	11,401,737 Shares
Class B Common Stock	April 1, 2004	978,939 Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		Feb. 27,
	Aug. 29,	2004
	2003	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,769	$3,364
Accounts receivable, less allowance for doubtful accounts of $1,867 at Aug. 29, 2003 and $1,090 at Feb. 27, 2004	29,157	35,125
Inventories	82,887	90,432
Prepaid expenses	1,980	2,477
Income taxes refundable	2,825	494

Total current assets	130,618	131,892
Assets held for sale	2,640	682
Property, plant and equipment
Land	6,484	6,484
Buildings	79,647	79,630
Machinery and equipment	497,213	498,661

	583,344	584,775
Less accumulated depreciation	(367,759)	(385,264)

	215,585	199,511
Other assets	7,712	8,581
Goodwill	2,951	2,951

	$359,506	$343,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,724	$22,996
Accrued compensation, benefits and related expenses	9,280	8,863
Accrued interest	2,726	2,402
Other accrued expenses	9,785	8,923
Long-term debt due in one year	4,325	4,325

Total current liabilities	44,840	47,509
Long-term debt	163,512	161,349
Deferred income taxes and other long-term liabilities	35,203	30,079
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized, 11,402 issued and outstanding	114	114
Class B, $.01 par value; 5,000 shares authorized, 979 issued and outstanding	10	10
Capital in excess of par value	39,194	39,194
Accumulated other comprehensive loss	(151)	—
Retained earnings	76,784	65,362

Total shareholders’ equity	115,951	104,680

	$359,506	$343,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended
	Feb. 28,	Feb. 27,
	2003	2004
Net sales	$141,618	$129,582
Operating costs and expenses
Cost of goods sold	119,415	117,578
Depreciation	10,851	9,343
Selling and administrative expenses	6,652	6,227

Operating income (loss)	4,700	(3,566)
Interest expense, net	4,563	4,334
Discount and expenses on sales of receivables	705	615
Other, net	(21)	(177)

Loss before income taxes	(547)	(8,338)
Benefit of income taxes	(205)	(2,965)

Net loss	$(342)	$(5,373)

Per share data:
Net loss-basic	$(.03)	$(.43)

Net loss-diluted	$(.03)	$(.43)

Dividends declared	$.10	$.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Twenty-Six Weeks Ended
	Feb. 28,	Feb. 27,
	2003	2004
Net sales	$308,800	$260,922
Operating costs and expenses
Cost of goods sold	260,503	235,349
Depreciation	21,718	18,867
Selling and administrative expenses	14,357	12,689

Operating income (loss)	12,222	(5,983)
Interest expense, net	9,090	9,164
Discount and expenses on sales of receivables	1,417	1,243
Other, net	(12)	(2,549)

Income (loss) before income taxes	1,727	(13,841)
Provision for (benefit of) income taxes	660	(4,895)

Net income (loss)	$1,067	$(8,946)

Per share data:
Net income (loss)-basic	$.09	$(.72)

Net income (loss)-diluted	$.08	$(.72)

Dividends declared	$.20	$.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Twenty-Six Weeks Ended
	Feb. 28,	Feb. 27,
	2003	2004
Operating activities
Net income (loss)	$1,067	$(8,946)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,958	19,103
Provision for (benefit of) deferred income taxes	112	(5,035)
Gain on disposal of property, plant and equipment and assets held for sale	(12)	(2,633)
Sale of accounts receivable, net	(14,950)	(4,932)
Changes in operating assets and liabilities	3,623	(5,087)

Net cash provided by (used in) operating activities	11,798	(7,530)
Investing activities
Purchases of property, plant and equipment	(8,049)	(2,833)
Proceeds from sale of property, plant and equipment and assets held for sale	1,238	4,597

Net cash provided by (used in) investing activities	(6,811)	1,764
Financing activities
Net payments on long-term debt	(4,025)	(2,163)
Purchase and retirement of treasury stock	(1,181)	—
Dividends paid	(2,506)	(2,476)

Net cash used in financing activities	(7,712)	(4,639)

Decrease in cash and cash equivalents	(2,725)	(10,405)
Cash and cash equivalents at beginning of period	2,859	13,769

Cash and cash equivalents at end of period	$134	$3,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
February 27, 2004

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation. Operating results for the twenty-six weeks ended February 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2004.

     2. Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 29,	Feb. 27,
	2003	2004
Finished goods	$26,579	$32,315
Work in process	33,176	36,221
Raw materials	9,072	10,227
Dyes and chemicals	4,593	4,825

Inventories at FIFO	73,420	83,588
Adjustment of carrying value to LIFO basis, net of market adjustment	3,565	1,065

	76,985	84,653
Supplies at average cost	5,902	5,779

	$82,887	$90,432

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

     The Company’s inventories at February 27, 2004 under the last-in, first-out (LIFO) method and the related impact on the statement of operations for the thirteen and twenty-six weeks then ended have been recorded using estimated quantities and costs as of August 27, 2004, the end of fiscal 2004. As actual inventory quantities and costs at August 27, 2004 could differ significantly from these estimates, the inventory amounts at February 27, 2004 and the operating results for the twenty-six weeks ended February 27, 2004 are not necessarily indicative of the inventory amounts at August 27, 2004 and operating results for fiscal 2004 to be recorded using the final LIFO calculations.

     3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Feb. 28,	Feb. 27,	Feb. 28,	Feb. 27,
	2003	2004	2003	2004
Weighted average shares outstanding – basic	12,493	12,381	12,512	12,381
Effect of employee stock options	—	—	94	—

Weighted average shares outstanding – diluted	12,493	12,381	12,606	12,381

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, during fiscal 2003, electing to continue its use of the intrinsic value method. Accordingly, no stock-based compensation has been recorded, as the exercise price of each option granted under the existing plan equals the market value of the underlying common stock on the date of grant. If the Company had elected to record stock-based compensation in accordance with the fair value method and the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, reported net income and earnings per share would be adjusted to the pro forma amounts as shown below (amounts in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Feb. 28,	Feb. 27,	Feb. 28,	Feb. 27,
	2003	2004	2003	2004
Net income (loss) as reported	$(342)	$(5,373)	$1,067	$(8,946)
Pro forma stock-based compensation, net of income taxes	(9)	(9)	(18)	(18)

Pro forma net income (loss)	$(351)	$(5,382)	$1,049	$(8,964)

Per share data:
Net income (loss)-basic as reported	$(.03)	$(.43)	$.09	$(.72)

Net income (loss)-basic pro forma	$(.03)	$(.43)	$.08	$(.72)

Net income (loss)-diluted as reported	$(.03)	$(.43)	$.08	$(.72)

Net income (loss)-diluted pro forma	$(.03)	$(.43)	$.08	$(.72)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

     4. Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Feb. 28,	Feb. 27,	Feb. 28,	Feb. 27,
	2003	2004	2003	2004
Revenues:
Apparel fabrics	$123,698	$105,623	$266,220	$213,046
Yarns	41,833	45,974	89,529	87,373
Other	17,050	14,064	33,961	28,788

	182,581	165,661	389,710	329,207
Less inter-segment sales	40,963	36,079	80,910	68,285

Total	$141,618	$129,582	$308,800	$260,922

Income (loss):
Apparel fabrics	$6,149	$479	$17,758	$2,881
Yarns	561	470	2,112	(848)
Other	1,541	880	2,134	1,923
Unallocated	(3,551)	(5,395)	(9,782)	(9,939)

Total operating income (loss)	4,700	(3,566)	12,222	(5,983)
Interest expense, net	4,563	4,334	9,090	9,164
Discount and expenses on sale of receivables	705	615	1,417	1,243
Other, net	(21)	(177)	(12)	(2,549)

Income (loss) before income taxes	$(547)	$(8,338)	$1,727	$(13,841)

     5. Comprehensive Income (Loss): Comprehensive income (loss) includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income (loss) to comprehensive income (loss) is as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Feb. 28,	Feb. 27,	Feb. 28,	Feb. 27,
	2003	2004	2003	2004
Net income (loss)	$(342)	$(5,373)	$1,067	$(8,946)
Change in fair value of interest rate swaps, net of income taxes	144	—	242	151

Comprehensive income (loss)	$(198)	$(5,373)	$1,309	$(8,795)

     6. Gain on Disposal of Property, Plant and Equipment and Assets Held for Sale: In November 2003, the Company sold two tracts of land unrelated to its manufacturing facilities and not utilized in the operation of its business. The related gain on disposal of these properties, approximately $2.3 million, is included in Other, net on the consolidated statement of income for the twenty-six weeks ended February 27, 2004.

     7. New Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. Statement No. 150 is generally effective for the first interim period beginning after December 15, 2003. The Company is currently evaluating the impact of Statement No. 150 on the consolidated financial statements.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

     In December 2003, the Financial Accounting Standards Board amended and reissued Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which now requires companies to provide additional disclosures about retirement plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to extended annual disclosures, companies will be required to report the various elements of pensions and other postretirement benefit costs on a quarterly basis. Statement No. 132, as revised, is effective for fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company is currently evaluating the impact of Statement No. 132 on the consolidated financial statements.

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

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes will have a material adverse effect on the Company’s financial condition or results of operations.

     The Company received a grand jury subpoena issued by the U. S. District Court for the Eastern Division of North Carolina on January 20, 2004. The subpoena concerns the production of documents and records in connection with an investigation being conducted by the Antitrust Division of the U. S. Department of Justice relating generally to the manufacture, sale, purchase and distribution of open-end spun yarns. Based on the information currently available, management does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial condition or results of operation. The Company is fully cooperating with the U. S. Department of Justice in its investigation.

     9. Subsequent Events: In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in March 2004, the Company announced the closing of an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, are expected to improve capacity utilization of the Company’s remaining facilities and lower costs per unit produced. No reduction in net sales is anticipated as a result of this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand are expected to be maintained. Certain equipment will be relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities and replace older, less efficient equipment. In connection with these actions, the Company anticipates recording restructuring and other non-operating costs of approximately $3.5 million during the third quarter of fiscal 2004.

     10. Consolidating Guarantor and Non-guarantor Financial Information: The following consolidating financial information presents balance sheets, statements of income and statements of cash flows of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 10-1/4% Senior Subordinated Notes due 2013 (“Notes”) issued by Avondale Mills. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
February 27, 2004
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3,364	$—	$—	$—	$3,364
Accounts receivable	35,122	—	3	—	35,125
Inventories	90,432	—	—	—	90,432
Prepaid expenses	2,477	—	—	—	2,477
Income taxes refundable	494	—	—	—	494

Total current assets	131,889	—	3	—	131,892
Assets held for sale	682				682
Property, plant and equipment
Land	6,288	—	196	—	6,484
Buildings	67,880	—	11,750	—	79,630
Machinery and equipment	460,840	—	37,821	—	498,661

	535,008	—	49,767	—	584,775
Less accumulated depreciation	(357,847)	—	(27,417)	—	(385,264)

	177,161	—	22,350	—	199,511
Other assets	8,581	—	—	—	8,581
Investment in subsidiaries	7,797	94,272	—	(102,069)	—
Goodwill	2,951	—	—	—	2,951

	$329,061	$94,272	$22,353	$(102,069)	$343,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,833	$—	$1,163	$—	$22,996
Accrued compensation, benefits	8,784	—	79	—	8,863
Accrued interest	2,402	—	—	—	2,402
Other accrued expenses	8,921	—	2	—	8,923
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	46,265	—	1,244	—	47,509
Long-term debt	161,349	—	—	—	161,349
Deferred income taxes and other long term liabilities	30,079	—	—	—	30,079
Due to (from) subsidiaries	(2,904)	(10,408)	13,312	—	—
Shareholders’ equity	94,272	104,680	7,797	(102,069)	104,680

	$329,061	$94,272	$22,353	$(102,069)	$343,617

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 29, 2003
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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen weeks ended February 27, 2004
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$129,582	$25	$22,348	$(22,373)	$129,582
Operating costs and expenses
Cost of goods sold	117,996	—	21,928	(22,346)	117,578
Depreciation	8,406	—	937	—	9,343
Selling and administrative expenses	6,254	—	—	(27)	6,227

Operating income (loss)	(3,074)	25	(517)	—	(3,566)
Interest expense, net	4,334	—	—	—	4,334
Discount and expenses on sales of receivables	615	—	—	—	615
Other, net	(177)	—	—	—	(177)

Income (loss) before income taxes	(7,846)	25	(517)	—	(8,338)
Provision for (benefit of) income taxes	(2,786)	9	(188)	—	(2,965)
Equity in loss of subsidiary	(329)	(5,389)	—	5,718	—

Net loss	$(5,389)	$(5,373)	$(329)	$5,718	$(5,373)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen weeks ended February 28, 2003
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$141,618	$32	$20,354	$(20,386)	$141,618
Operating costs and expenses
Cost of goods sold	120,269	—	19,500	(20,354)	119,415
Depreciation	9,826	—	1,025	—	10,851
Selling and administrative expenses	6,684	—	—	(32)	6,652

Operating income (loss)	4,839	32	(171)	—	4,700
Interest expense, net	4,563	—	—	—	4,563
Discount and expenses on sales of receivables	705	—	—	—	705
Other, net	(21)	—	—	—	(21)

Income (loss) before income taxes	(408)	32	(171)	—	(547)
Provision for (benefit of) income taxes	(147)	10	(68)	—	(205)
Equity in loss of subsidiary	(103)	(364)	—	467	—

Net loss	$(364)	$(342)	$(103)	$467	$(342)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-Six weeks ended February 27, 2004
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$260,922	$51	$44,360	$(44,411)	$260,922
Operating costs and expenses
Cost of goods sold	236,583	—	43,125	(44,359)	235,349
Depreciation	16,992	—	1,875	—	18,867
Selling and administrative expenses	12,741	—	—	(52)	12,689

Operating income (loss)	(5,394)	51	(640)	—	(5,983)
Interest expense, net	9,164	—	—	—	9,164
Discount and expenses on sales of receivables	1,243	—	—	—	1,243
Other, net	(2,549)	—	—	—	(2,549)

Income (loss) before income taxes	(13,252)	51	(640)	—	(13,841)
Provision for (benefit of) income taxes	(4,679)	19	(235)	—	(4,895)
Equity in loss of subsidiary	(405)	(8,978)	—	9,383	—

Net loss	$(8,978)	$(8,946)	$(405)	$9,383	$(8,946)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-Six weeks ended February 28, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$308,800	$57	$45,939	$(45,996)	$308,800
Operating costs and expenses
Cost of goods sold	262,582	—	43,860	(45,939)	260,503
Depreciation	19,665	—	2,053		21,718
Selling and administrative expenses	14,414	—	—	(57)	14,357

Operating income	12,139	57	26	—	12,222
Interest expense, net	9,090	—	—	—	9,090
Discount and expenses on sales of receivables	1,417	—	—	—	1,417
Other, net	(12)	—	—	—	(12)

Income before income taxes	1,644	57	26	—	1,727
Provision for income taxes	633	20	7	—	660
Equity in earnings of subsidiary	19	1,030	—	(1,049)	—

Net income	$1,030	$1,067	$19	$(1,049)	$1,067

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-Six weeks ended February 27, 2004
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(8,978)	$(8,946)	$(405)	$9,383	$(8,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,228	—	1,875	—	19,103
Benefit of deferred income taxes	(5,035)	—	—	—	(5,035)
Gain on disposal of property, plant and equipment and assets held for sale	(2,633)	—	—	—	(2,633)
Sale of accounts receivable, net	(4,932)	—	—	—	(4,932)
Changes in operating assets and liabilities	(3,594)	(32)	(1,461)	—	(5,087)
Dividends from subsidiary	—	2,476	—	(2,476)	—
Equity in loss of subsidiary	405	8,978	—	(9,383)	—

Net cash provided by (used in) operating activities	(7,539)	2,476	9	(2,476)	(7,530)
Investing activities
Purchase of property, plant and equipment	(2,824)	—	(9)	—	(2,833)
Proceeds from sale of property, plant and equipment and assets held for sale	4,597	—	—	—	4,597

Net cash provided by (used in) investing activities	1,773	—	(9)	—	1,764
Financing activities
Net payments on long-term debt	(2,163)	—	—	—	(2,163)
Dividends paid	(2,476)	(2,476)	—	2,476	(2,476)

Net cash used in financing activities	(4,639)	(2,476)	—	2,476	(4,639)

Decrease in cash and cash equivalents	(10,405)	—	—	—	(10,405)
Cash and cash equivalents
At beginning of period	13,769	—	—	—	13,769

Cash and cash equivalents
At end of period	$3,364	$—	$—	$—	$3,364

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 27, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-Six weeks ended February 28, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net income	$1,030	$1,067	$19	$(1,049)	$1,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,905	—	2,053	—	21,958
Benefit of deferred income taxes	112	—	—	—	112
Gain on sale of property, plant and equipment	(12)				(12)
Sale of accounts receivable, net	(14,950)	—	—	—	(14,950)
Changes in operating assets and liabilities	4,448	1,144	(1,969)	—	3,623
Dividends from subsidiary	—	2,506	—	(2,506)	—
Equity in income of subsidiary	(19)	(1,030)	—	1,049	—

Net cash provided by operating activities	10,514	3,687	103	(2,506)	11,798
Investing activities
Purchase of property, plant and equipment	(7,946)	—	(103)	—	(8,049)
Proceeds from sale of property, plant and equipment and assets held for sale	1,238				1,238

Net cash used in investing activities	(6,708)	—	(103)	—	(6,811)
Financing activities
Net payments on revolving line of credit	(4,025)	—	—	—	(4,025)
Purchase and retirement of treasury stock	—	(1,181)	—	—	(1,181)
Dividends paid	(2,506)	(2,506)	—	2,506	(2,506)

Net cash used in financing activities	(6,531)	(3,687)	—	2,506	(7,712)

Decrease in cash	(2,725)	—	—	—	(2,725)
Cash at beginning of period	2,859	—	—	—	2,859

Cash at end of period	$134	$—	$—	$—	$134

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes will have a material adverse effect on the Company’s financial condition or results of operations.

     The Company received a grand jury subpoena issued by the U. S. District Court for the Eastern Division of North Carolina on January 20, 2004. The subpoena concerns the production of documents and records in connection with an investigation being conducted by the Antitrust Division of the U. S. Department of Justice relating generally to the manufacture, sale, purchase and distribution of open-end spun yarns. Based on the information currently available, management does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial condition or results of operation. The Company is fully cooperating with the U. S. Department of Justice in its investigation.

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 27, 2004 Compared to Thirteen Weeks Ended February 28, 2003

     Net Sales. Net sales decreased 8.5% to $129.6 million for the thirteen weeks ended February 27, 2004 from $141.6 million for the thirteen weeks ended February 28, 2003. The decline in net sales in the thirteen weeks ended February 27, 2004 primarily reflected lower unit volume for all segments, as imported apparel continued to capture market share of domestic retail sales and weak employment and economic conditions within the United States impacted consumer demand. Selling prices remained very competitive reflecting the significant uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial distress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these conditions to continue into the foreseeable future.

     Operating Income (Loss). Company operations produced an operating loss of ($3.6) million for the thirteen weeks ended February 27, 2004 compared to an operating income of $4.7 million for the thirteen weeks ended February 28, 2003. The operating loss reflected a significant increase in raw material costs, and reduced unit cost absorption and operating efficiencies resulting from the lower unit volume. In addition, due to the increase in raw material costs, the Company incurred a non-cash charge of $2.0 million to adjust the carrying value of inventories to LIFO basis, net of market adjustment, for the thirteen weeks ended February 27, 2004 compared to a charge of $0.2 million for the thirteen weeks ended February 28, 2003. Consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics in lieu of outside purchases continued to provide higher overall capacity utilization. Cost of goods sold decreased 1.5% to $117.6 million for the thirteen weeks ended February 27, 2004 from $119.4 million for the thirteen weeks ended February 28, 2003, reflecting the overall decrease in unit volume. Cost of goods sold as a percentage of net sales increased to 90.7% for the thirteen weeks ended February 27, 2004 from 84.3% for the thirteen weeks ended February 28, 2003.

     Selling and administrative expenses decreased 7.5% to $6.2 million for the thirteen weeks ended February 27, 2004 from $6.7 million for the thirteen weeks ended February 28, 2003, reflecting staffing reductions and a decrease in certain associate benefits and performance based incentives corresponding to the decline in operating income. Selling and administrative expenses as a percentage of net sales increased to 4.8% for the thirteen weeks ended February 27, 2004 from 4.7% for the thirteen weeks ended February 28, 2003.

     Segment Performance. Apparel fabric sales decreased 14.6% to $105.6 million for the thirteen weeks ended February 27, 2004 from $123.7 million for the thirteen weeks ended February 28, 2003, reflecting a 14.7% decrease in yards invoiced, while average invoice price remained flat for the respective periods. Operating income for apparel fabrics decreased 91.8% to $0.5 million for the thirteen weeks ended February 27, 2004 from $6.1 million for the thirteen weeks ended February 28, 2003, primarily due to higher raw material costs and the reduced unit volume.

     Yarn sales, including intra-company sales to the Company’s fabric operations, increased 10.0% to $46.0 million for the thirteen weeks ended February 27, 2004 from $41.8 million for the thirteen weeks ended February 28, 2003. Pounds invoiced declined 16.0%, primarily reflecting the reduced yarn requirements of the Company’s apparel fabric operations. Average invoice price increased 30.8% as improved market demand for certain yarn products and higher raw material costs helped increase both outside invoice prices and intra-company transfer prices. The yarns operation produced operating income of $0.5 million for the thirteen weeks ended February 27, 2004 compared to operating income of $0.6 million for the thirteen weeks ended February 28, 2003, as the higher average invoice price nearly offset the higher raw material costs.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, decreased 17.5% to $14.1 million for the thirteen weeks ended February 27, 2004 from $17.1 million for the thirteen weeks ended February 28, 2003. The decrease in other sales was primarily attributable to decreased intra-company sales of greige fabrics to the apparel fabric operations. Operating income from other sales decreased 40.0%, from $1.5 million for the thirteen weeks ended February 28, 2003 to $0.9 million for the thirteen weeks ended February 27, 2004, primarily due to higher raw material costs and reduced volume within the greige fabric operation.

     Inter-segment sales decreased 12.0% to $36.1 million for the thirteen weeks ended February 27, 2004 from $41.0 million for the thirteen weeks ended February 28, 2003, primarily reflecting the decrease in consumption of internally produced yarns and greige fabrics within the Company’s apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Interest Expense, Net. Net interest expense decreased 6.5% to $4.3 million for the thirteen weeks ended February 27, 2004 from $4.6 million for the thirteen weeks ended February 28, 2003. This decrease reflected lower average outstanding borrowings, and lower market interest rates applicable to those borrowings, during the thirteen weeks ended February 27, 2004.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.6 million for the thirteen weeks ended February 27, 2004 compared to $0.7 million for the thirteen weeks ended February 28, 2003, primarily reflecting a net decrease in accounts receivable sold under the securitization facility.

     Benefit of Income Taxes. An income tax benefit of $3.0 million was recorded for the thirteen weeks ended February 27, 2004, reflecting the Company’s loss before income taxes, compared to a tax benefit of $0.2 million for the thirteen weeks ended February 28, 2003.

Twenty-Six Weeks Ended February 27, 2004 Compared to Twenty-Six Weeks Ended February 28, 2003

     Net Sales. Net sales decreased 15.5% to $260.9 million for the twenty-six weeks ended February 27, 2004 from $308.8 million for the twenty-six weeks ended February 28, 2003. The decline in net sales in the twenty-six weeks ended February 27, 2004 primarily reflected lower unit volume for all segments, as imported apparel continued to capture market share of domestic retail sales and weak employment and economic conditions within the United States impacted consumer demand. Selling prices remained very competitive reflecting the significant uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial distress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these conditions to continue into the foreseeable future.

     Operating Income (Loss). Company operations produced an operating loss of ($6.0) million for the twenty-six weeks ended February 27, 2004 compared to an operating income of $12.2 million for the twenty-six weeks ended February 28, 2003. The operating loss reflected a significant increase in raw material costs and reduced unit cost absorption and operating efficiencies resulting from the lower unit volume. In addition, due to the increase in raw material costs, the Company incurred a non-cash charge of $2.5 million to adjust the carrying value of inventories to LIFO basis, net of market adjustment, for the twenty-six weeks ended February 27, 2004 compared to a charge of

$0.3 million for the twenty-six weeks ended February 28, 2003. Consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics in lieu of outside purchases continued to provide higher overall capacity utilization. Cost of goods sold decreased 9.7% to $235.3 million for the twenty-six weeks ended February 27, 2004 from $260.5 million for the twenty-six weeks ended February 28, 2003, reflecting the overall decrease in unit volume. Cost of goods sold as a percentage of net sales increased to 90.2% for the twenty-six weeks ended February 27, 2004 from 84.4% for the twenty-six weeks ended February 28, 2003.

     Selling and administrative expenses decreased 11.8% to $12.7 million for the twenty-six weeks ended February 27, 2004 from $14.4 million for the twenty-six weeks ended February 28, 2003, reflecting staffing reductions and a decrease in certain associate benefits and performance based incentives corresponding to the decline in operating income. Selling and administrative expenses as a percentage of net sales increased to 4.9% for the twenty-six weeks ended February 27, 2004 from 4.7% for the twenty-six weeks ended February 28, 2003.

     Segment Performance. Apparel fabric sales decreased 20.0% to $213.0 million for the twenty-six weeks ended February 27, 2004 from $266.2 million for the twenty-six weeks ended February 28, 2003, reflecting a 19.9% decrease in yards invoiced, while average invoice price remained flat for the respective periods. Operating income for apparel fabrics decreased 83.7% to $2.9 million for the twenty-six weeks ended February 27, 2004 from $17.8 million for the twenty-six weeks ended February 28, 2003, primarily due to higher raw material costs and the reduced unit volume.

     Yarn sales, including intra-company sales to the Company’s fabric operations, decreased 2.3% to $87.4 million for the twenty-six weeks ended February 27, 2004 from $89.5 million for the twenty-six weeks ended February 28, 2003. Pounds invoiced declined 17.8%, primarily reflecting the reduced yarn requirements of the Company’s apparel fabric operations. Average invoice price increased 18.7% as improved market demand for certain yarn products and higher raw material costs helped increase both outside invoice prices and intra-company transfer prices. The yarn operations produced an operating loss of ($0.8) million for the twenty-six weeks ended February 27, 2004 compared to an operating income of $2.1 million for the twenty-six weeks ended February 28, 2003 as the higher average invoice price nearly offset the higher raw material costs.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, decreased 15.3% to $28.8 million for the twenty-six weeks ended February 27, 2004 from $34.0 million for the twenty-six weeks ended February 28, 2003. The decrease in other sales was primarily attributable to reduced intra-company sales of greige fabrics to the apparel fabric operations. Operating income from other sales decreased 9.5% to $1.9 million for the twenty-six weeks ended February 27, 2004 from $2.1 million for the twenty-six weeks ended February 28, 2003, primarily due to higher raw material costs and reduced volume within the greige fabric operation.

     Inter-segment sales decreased 15.6% to $68.3 million for the twenty-six weeks ended February 27, 2004 from $80.9 million for the twenty-six weeks ended February 28, 2003, primarily reflecting the decrease in consumption of internally produced yarns and greige fabrics within the Company’s apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Interest Expense, Net. Net interest expense increased 1.1% to $9.2 million for the twenty-six weeks ended February 27, 2004 from $9.1 million for the twenty-six weeks ended February 28, 2003. Following execution of a new senior secured revolving credit facility with GECC on November 7, 2003, the Company wrote off approximately $400,000 of unamortized debt issue costs related to the previous revolving credit facility. This charge to interest expense, net was partially offset by lower average outstanding borrowings and lower market interest rates applicable to those borrowings during the twenty-six weeks ended February 27, 2004. See Note 14. “Subsequent Event” in the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003 for further discussion of the new revolving credit facility.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $1.2 million for the twenty-six weeks ended February 27, 2004 compared to $1.4 million for the twenty-six weeks ended February 28, 2003, primarily reflecting a net decrease in accounts receivable sold under the securitization facility

     Other, Net. In November 2003, the Company sold two tracts of land unrelated to its manufacturing facilities and not utilized in the operation of its business. The related gain on disposal of these properties, approximately $2.3 million, is included in Other, net for the twenty-six weeks ended February 27, 2004.

     Provision for (Benefit of) Income Taxes. An income tax benefit of $4.9 million was recorded for the twenty-six weeks ended February 27, 2004, reflecting the Company’s loss before income taxes, compared to a provision for income taxes of $0.7 million for the twenty-six weeks ended February 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $7.5 million for the twenty-six weeks ended February 27, 2004. Principal working capital changes included a $1.0 million increase in accounts receivable, a $4.9 million decrease in accounts receivable sold under the securitization facility, a $7.5 million increase in inventories, and a $2.7 million increase in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $2.8 million made in connection with the ongoing maintenance of the Company’s manufacturing facilities and proceeds of $4.6 million from the sale of two tracts of land not utilized in operations and certain items of retired equipment. Financing activities included repayment of $2.2 million of long-term debt and payment of $2.5 million in dividends on outstanding common stock.

     The Company’s capital expenditures, aggregating $2.8 million for the twenty-six weeks ended February 27, 2004, were used primarily to complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2004 will be approximately $5.2 million.

     At February 27, 2004, the Company had no borrowings outstanding under its revolving line of credit, and $32.2 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit and required minimum availability.

     On February 24, 2004, the Company executed an amendment to certain financial covenants contained in the equipment note in anticipation of the impact of the Company’s reduced results of operation and cash flows. An amendment fee of 0.25% of the outstanding balance of the note was paid to The CIT Group.

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

     The indenture, under which the 2013 Notes were issued, includes, among other provisions, covenants restricting the Company’s payment of dividends and purchase of its capital stock. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of net income, or less 100% of net losses, all calculated on an accumulative basis subsequent to the date of the indenture. With the loss reported for the thirteen weeks ended February 27, 2004, the covenants of the indenture prohibit further payment of dividends or purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.

     Management believes that cash generated from operations, together with the borrowings available under its revolving line of credit and proceeds from sales of trade receivables, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future.

SUBSEQUENT EVENTS

     In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in March 2004, the Company announced the closing of an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, are expected to improve capacity utilization of the Company’s remaining facilities and lower costs per unit produced. No reduction in net sales is anticipated as a result of this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand are expected to be maintained. Certain equipment will be relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities and replace older, less efficient equipment. In connection with these actions, the Company anticipates recording restructuring and other non-operating costs of approximately $3.5 million during the third quarter of fiscal 2004.

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

OTHER DATA - NON-GAAP FINANCIAL MEASURE

     Adjusted EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income (loss) plus (a) interest expense, (b) provision for (benefit of) income taxes and (c) depreciation and amortization. The Company’s definition of adjusted EBITDA differs due to the further addition to net income (loss) of (a) discount and expenses on sale of receivables and (b) adjustment of carrying value of inventories to LIFO basis, net of market adjustments. Adjusted EBITDA is presented because management believes that it is a widely accepted indicator of a company’s ability to service its indebtedness and is used by investors and analysts to evaluate companies within the textile and apparel industry. In addition, adjusted EBITDA is used to determine compliance with certain covenants under the Company’s receivables securitization, revolving credit facility, equipment note and indenture governing the 2013 notes.

     Adjusted EBITDA as calculated by the Company is not necessarily comparable to similarly titled measures used by other companies. Adjusted EBITDA (a) does not represent net income (loss) or cash flow from operations as defined by generally accepted accounting principles; (b) is not necessarily indicative of cash available to fund cash requirements; and (c) should not be considered an alternative to operating income, net income (loss) or net cash provided by operating activities as determined in accordance with generally accepted accounting principles.

     The following table reconciles adjusted EBITDA on a consolidated basis to the line on the Company’s consolidated statement of operations entitled net income (loss) for the periods presented:

	Twenty-Six Weeks Ended
	Feb. 28,	Feb. 27,
	2003	2004
Net income (loss)	$1,067	$(8,946)
Interest expense, net	9,090	9,164
Provision for (benefit of) income taxes	660	(4,895)
Depreciation and amortization	21,958	19,103

EBITDA	32,775	14,426
Discount and expenses on sale of receivables	1,417	1,243
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	300	2,500

Adjusted EBITDA	$34,492	$18,169

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003.

Item 4. Controls and Procedures.

     As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Company management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

     Disclosure controls and procedures are the Company’s controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

AVONDALE INCORPORATED

     PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no significant changes in the matters reported under Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003 other than as described below.

The Company received a grand jury subpoena issued by the U. S. District Court for the Eastern Division of North Carolina on January 20, 2004. The subpoena concerns the production of documents and records in connection with an investigation being conducted by the Antitrust Division of the U. S. Department of Justice relating generally to the manufacture, sale, purchase and distribution of open-end spun yarns. Based on the information currently available, management does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial condition or results of operation. The Company is fully cooperating with the U. S. Department of Justice in its investigation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

             None

Item 3. Defaults upon Senior Securities.

             None

Item 4. Submission of Matters to a Vote of Security Holders.

             None

Item 5. Other Information.

             None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	3.1	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, filed June 7, 1996, File No. 333-05455-01).

	3.3	Amended and Restated Bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 33-68412).

	4.3	Indenture dated as of June 30, 2003 for the 10-1/4% Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

	4.5	Registration Rights Agreement, dated as of June 30, 2003, among Avondale Mills, Inc., Avondale Incorporated and Wachovia Securities, LLC (incorporated by reference to Exhibit 4.5 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

	10.47	Wavier and Amendment No. 1 to Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Markets Group, Inc., and from time to time various Lenders, dated January 22, 2004.

	10.48	Amendment No. 4 to Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation, dated January 22, 2004.

	10.49	Amendment No. 1 to Master Security Agreement, dated July 30, 2002, between Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc., dated February 24, 2004.

	31.1	Certificate of Chief Executive Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of Chief Financial Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED

By:	/S/ JACK R. ALTHERR, JR.

Jack R. Altherr, Jr.
Vice Chairman and Chief Financial Officer

Date: April 8, 2004