Form 10-Q
period 2004-05-28
AVONDALE INC
filed 2004-07-08
CIK 911634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 28, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding
Class A Common Stock	July 2, 2004	11,394,160 Shares
Class B Common Stock	July 2, 2004	978,939 Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		May 28,
	Aug. 29,	2004
	2003	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,769	$3,991
Accounts receivable, less allowance for doubtful accounts of $1,867 at August 29, 2003 and $1,015 at May 28, 2004	29,157	44,061
Inventories	82,887	86,048
Prepaid expenses	1,980	2,170
Income taxes refundable	2,825	541

Total current assets	130,618	136,811
Assets held for sale	2,640	1,182
Property, plant and equipment
Land	6,484	6,327
Buildings	79,647	75,711
Machinery and equipment	497,213	465,418

	583,344	547,456
Less accumulated depreciation	(367,759)	(358,508)

	215,585	188,948
Other assets	7,712	8,848
Goodwill	2,951	2,951

	$359,506	$338,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,724	$23,336
Accrued compensation, benefits and related expenses	9,280	10,866
Accrued interest	2,726	6,073
Other accrued expenses	9,785	8,983
Long-term debt due in one year	4,325	4,325

Total current liabilities	44,840	53,583
Long-term debt	163,512	158,868
Deferred income taxes and other long-term liabilities	35,203	27,110
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares Authorized; issued and outstanding - 11,402 shares at August 29, 2003 and 11,394 shares at May 28, 2004	114	114
Class B, $.01 par value; 5,000 shares authorized; Issued and outstanding - 979 shares at August 29, 2003 and May 28, 2004	10	10
Capital in excess of par value	39,194	39,170
Accumulated other comprehensive loss	(151)	—
Retained earnings	76,784	59,885

Total shareholders’ equity	115,951	99,179

	$359,506	$338,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended
	May 30,	May 28,
	2003	2004
Net sales	$152,336	$151,345
Operating costs and expenses
Cost of goods sold	127,988	138,043
Depreciation	10,402	9,149
Selling and administrative expenses	6,644	6,658
Facility restructuring charges	2,450	2,250

Operating income (loss)	4,852	(4,755)
Interest expense, net	4,328	4,346
Discount and expenses on sales of receivables	679	631
Gain on extinguishment of debt	—	(1,321)
Other, net	(150)	110

Loss before income taxes	(5)	(8,521)
Provision for (benefit of) income taxes	5	(3,080)

Net loss	$(10)	$(5,441)

Per share data:
Net loss-basic	$—	$(.44)

Net loss-diluted	$—	$(.44)

Dividends declared	$.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Thirty-Nine Weeks Ended
	May 30,	May 28,
	2003	2004
Net sales	$461,136	$412,267
Operating costs and expenses
Cost of goods sold	388,491	373,392
Depreciation	32,120	28,016
Selling and administrative expenses	21,001	19,347
Facility restructuring charges	2,450	2,250

Operating income (loss)	17,074	(10,738)
Interest expense, net	13,418	13,510
Discount and expenses on sales of receivables	2,096	1,874
Gain on extinguishment of debt	—	(1,321)
Other, net	(162)	(2,439)

Income (loss) before income taxes	1,722	(22,362)
Provision for (benefit of) income taxes	665	(7,975)

Net income (loss)	$1,057	$(14,387)

Per share data:
Net income (loss)-basic	$.08	$(1.16)

Net income (loss)-diluted	$.08	$(1.16)

Dividends declared	$.30	$.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Thirty-Nine Weeks Ended
	May 30,	May 28,
	2003	2004
Operating activities
Net income (loss)	$1,057	$(14,387)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,394	28,384
Benefit of deferred income taxes	(934)	(8,072)
Loss (gain) on disposal of equipment and facility restructuring charges	2,151	(867)
Gain on extinguishment of debt	—	(1,321)
Sale of accounts receivable, net	(15,516)	(6,442)
Changes in operating assets and liabilities	(714)	(2,200)

Net cash provided by (used in) operating activities	18,438	(4,905)
Investing activities
Purchases of property, plant and equipment	(13,102)	(4,540)
Proceeds from sale of property, plant and equipment and assets held for sale	1,116	5,447

Net cash provided by (used in) investing activities	(11,986)	907
Financing activities
Reduction in long-term debt	(3,106)	(3,244)
Purchase and retirement of treasury stock	(2,315)	(60)
Dividends paid	(3,752)	(2,476)

Net cash used in financing activities	(9,173)	(5,780)

Decrease in cash and cash equivalents	(2,721)	(9,778)
Cash and cash equivalents at beginning of period	2,859	13,769

Cash and cash equivalents at end of period	$138	$3,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 28, 2004

     1.    Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiary, Avondale Mills, Inc. (“Avondale Mills”) (collectively, the “Company”). Avondale Funding LLC (“Funding”), a special purpose subsidiary of Avondale Mills, provides financing through the sale of accounts receivable generated by the Company. The Company accounts for its investment in Funding using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year’s presentation. The August 29, 2003 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 29, 2003 audited consolidated financial statements.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation. Operating results for the thirty-nine weeks ended May 28, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2004.

     2.    Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 29,	May 28,
	2003	2004
Finished goods	$26,579	$32,255
Work in process	33,176	34,187
Raw materials	9,072	9,975
Dyes and chemicals	4,593	5,007

Inventories at FIFO	73,420	81,424
Adjustment of carrying value to LIFO basis, net of market adjustment	3,565	(935)

	76,985	80,489
Supplies at average cost	5,902	5,559

	$82,887	$86,048

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

     The Company’s inventories at May 28, 2004 under the last-in, first-out (“LIFO”) method and the related impact on the statement of operations for the thirteen and thirty-nine weeks then ended have been recorded using estimated quantities and costs as of August 27, 2004, the end of fiscal 2004. As actual inventory quantities and costs at August 27, 2004 could differ significantly from these estimates, the inventory amounts at May 28, 2004 and the operating results for the thirty-nine weeks ended May 28, 2004 are not necessarily indicative of the inventory amounts at August 27, 2004 and operating results for fiscal 2004 to be recorded using the final LIFO calculations.

     3.    Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	May 28,	May 30,	May 28,
	2003	2004	2003	2004
Weighted average shares outstanding — basic	12,426	12,376	12,483	12,379
Effect of employee stock options	—	—	90	—

Weighted average shares outstanding — diluted	12,426	12,376	12,573	12,379

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	May 28,	May 30,	May 28,
	2003	2004	2003	2004
Net income (loss) as reported	$(10)	$(5,441)	$1,057	$(14,387)
Pro forma stock-based compensation, net of income taxes	(9)	(9)	(28)	(27)

Pro forma net income (loss)	$(19)	$(5,450)	$1,029	$(14,414)

Per share data:
Net income (loss)-basic as reported	$—	$(.44)	$.08	$(1.16)

Net income (loss)-basic pro forma	$—	$(.44)	$.08	$(1.16)

Net income (loss)-diluted as reported	$—	$(.44)	$.08	$(1.16)

Net income (loss)-diluted pro forma	$—	$(.44)	$.08	$(1.16)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

     4.    Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	May 28,	May 30,	May 28,
	2003	2004	2003	2004
Revenues:
Apparel fabrics	$119,574	$112,601	$366,576	$307,330
Yarns	42,407	47,714	131,936	135,087
Other	17,013	16,203	50,974	44,991

	178,994	176,518	549,486	487,408
Less inter-segment sales	26,658	25,173	88,350	75,141

Total	$152,336	$151,345	$461,136	$412,267

Income (loss):
Apparel fabrics	$9,903	$1,821	$27,661	$4,702
Yarns	301	301	2,413	(547)
Other	1,641	1,417	3,775	3,340
Facility restructuring charges	(2,450)	(2,250)	(2,450)	(2,250)
Unallocated	(4,543)	(6,044)	(14,325)	(15,983)

Total operating income (loss)	4,852	(4,755)	17,074	(10,738)
Interest expense, net	4,328	4,346	13,418	13,510
Discount and expenses on sale of receivables	679	631	2,096	1,874
Gain on extinguishment of debt	—	(1,321)	—	(1,321)
Other, net	(150)	110	(162)	(2,439)

Income (loss) before income taxes	$(5)	$(8,521)	$1,722	$(22,362)

     5.    Comprehensive Income (Loss): Comprehensive income (loss) includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net income (loss) to comprehensive income (loss) is as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	May 28,	May 30,	May 28,
	2003	2004	2003	2004
Net income (loss)	$(10)	$(5,441)	$1,057	$(14,387)
Change in fair value of interest rate swaps, net of income taxes	201	—	443	151

Comprehensive income (loss)	$191	$(5,441)	$1,500	$(14,236)

     6.    Gain on Disposal of Property, Plant and Equipment and Assets Held for Sale: In November 2003, the Company sold two tracts of land unrelated to its manufacturing facilities and not utilized in the operation of its business. The related gain on disposal of these properties, approximately $2.3 million, is included in Other, net on the consolidated statement of income for the thirty-nine weeks ended May 28, 2004.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

     7.    Facility Restructuring: In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, are expected to improve capacity utilization of the Company’s remaining facilities and lower costs per unit produced. No reduction in net sales is anticipated as a result of this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand are expected to be maintained. Certain equipment will be relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities and replace older, less efficient equipment. Other excess equipment has been sold, generating a gain of approximately $0.9 million. In connection with these actions, the Company recorded facility restructuring charges and other non-operating costs, net of the gain on equipment sold, of approximately $2.3 million during the third quarter of fiscal 2004.

     8.    Gain on Extinguishment of Debt: On May 27, 2004, the Company recorded a $1.3 million net gain on early extinguishment of debt related to a partial exchange of its 10 1/4% Senior Subordinated Notes due 2013 (the “2013 Notes”). The Company executed the private transaction, exchanging $4.0 million of the 2013 Notes for $2.6 million of new senior, unsecured Floating Rate Notes due 2012 (the “2012 Notes”). Interest on the 2012 Notes is due quarterly in arrears commencing July 1, 2004, and is calculated based on the three month LIBOR rate (subject to a minimum of 1.75% and a maximum of 4.5%) plus 7.0%. After July 1, 2005, the 2012 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 104.0%, which declines in intervals to 100.0% in 2009 and thereafter. The 2012 Notes have substantially the same covenants, events of default and other terms and conditions as the 2013 Notes. In connection with the exchange, the Company received a waiver of certain restrictions provided under the GECC revolving credit facility pertaining to the reduction of subordinated debt.

     9.    Post Retirement Benefits: The estimated cost of postretirement benefits is recorded ratably over the service lives of the associates expected to receive such benefits. The Company provides certain life and medical insurance benefits which were granted in 1964 to a closed group of associates, the majority of whom are now retired. Certain medical benefits are also provided to three closed groups of retirees as a result of the acquisition of the textile business of the Graniteville Company in fiscal 1996 (the “Graniteville Retirees”). In addition, current associates (and their covered dependents) that retire on or after age 55 with at least 15 years of service are eligible for continued medical coverage through age 65 (the “Early Retirees”). Benefits are paid from the general assets of the Company.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

     In December 2003, the Financial Accounting Standards Board amended and reissued Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires companies to provide additional disclosures about retirement plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to extended annual disclosures, companies are required to report the various elements of pensions and other postretirement benefit costs on a quarterly basis. The Company has adopted amended Statement No. 132 effective with the third fiscal quarter ended May 28, 2004. The table below details the estimated net period cost of the Company’s post retirement benefits.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30,	May 28,	May 30,	May 28,
	2003	2004	2003	2004
Components of net periodic benefit cost:
Service cost	$28	$32	$83	$96
Interest cost	133	119	399	357
Amortization of prior service cost	83	83	249	249
Amortization of gain (loss)	(24)	(9)	(72)	(27)

Net periodic benefit cost	$220	$225	$659	$675

     Payment of post retirement benefits for the thirty-nine weeks ended May 28, 2004 amounted to $1.3 million, and is forecasted to be approximately $1.8 million for the full fiscal year ended August 27, 2004.

     On April 28, 2004 the Company announced the elimination of medical benefits for the Graniteville Retirees and the Early Retirees effective August 1, 2004. These retired participants may continue to submit claims until December 31, 2004 for covered expenses incurred prior to August 1, 2004. The Company is currently evaluating the impact of this elimination of post retirement benefits on the Company’s consolidated financial statements.

     10.    New Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. Statement No. 150 is generally effective for the first interim period beginning after December 15, 2003. The adoption the provisions of Statement No. 150 for the thirteen weeks ended May 28, 2004 had no impact on the Company’s consolidated financial statements.

     11.    Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management’s estimates of the cost of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.

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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

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

     In separate actions initiated by third parties based upon the public disclosure of the investigation by the U. S. Department of Justice, the Company and various other defendants have been named in three class action complaints filed in the U. S. District Court for the Middle and Western Divisions of North Carolina on May 12, May 28 and May 25, 2004, respectively, and one class action complaint filed in the Circuit Court for Shelby County, Tennessee on April 21, 2004. All complaints seek, under antitrust laws, various damages and injunctive relief related to the pricing and sale of open-end yarns. These complaints are in preliminary procedural stages and do not have scheduled trial dates. Additionally, the District Court complaints may be combined. The Company intends to vigorously defend these cases and believes it has a number of defenses available to it. While the outcome of these cases cannot be predicted with certainty, based upon currently available information, the Company does not believe that the resolution of these cases will have a material adverse effect on the Company’s financial condition or results of operations.

     12.    Subsequent Events: On July 1, 2004 the Company executed a private transaction, exchanging $5.0 million of the 2013 Notes for $3.4 million of 2012 Notes. The terms and conditions were not materially different from those of the exchange executed on May 27, 2004 (See Note 8). The Company anticipates recording a gain of approximately $1.6 million on extinguishment of debt related to this transaction during the fourth quarter of fiscal 2004. In connection with the exchange, the Company received a waiver of certain restrictions provided under the GECC revolving credit facility pertaining to the reduction of subordinated debt.

     13.    Consolidating Guarantor and Non-guarantor Financial Information: The following consolidating financial information presents balance sheets, statements of operation and statements of cash flows of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 2013 Notes and 2012 Notes issued by Avondale Mills. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
May 28, 2004
(amounts in thousands)

			Non-Guarantor
		Guarantor	Avondale Mills
	Avondale	Avondale	Graniteville
	Mills, Inc.	Incorporated	Fabrics, Inc.	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3,991	$—	$—	$—	$3,991
Accounts receivable	44,059	—	2	—	44,061
Inventories	86,048	—	—	—	86,048
Prepaid expenses	2,170	—	—	—	2,170
Income taxes refundable	541	—	—	—	541

Total current assets	136,809	—	2	—	136,811
Assets held for sale	1,182				1,182
Property, plant and equipment
Land	6,131	—	196	—	6,327
Buildings	63,961	—	11,750	—	75,711
Machinery and equipment	427,597	—	37,821	—	465,418

	497,689	—	49,767	—	547,456
Less accumulated depreciation	(330,160)	—	(28,348)	—	(358,508)

	167,529	—	21,419	—	188,948
Other assets	8,848	—	—	—	8,848
Investment in subsidiaries	8,202	88,810	—	(97,012)	—
Goodwill	2,951	—	—	—	2,951

	$325,521	$88,810	$21,421	$(97,012)	$338,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$22,112	$—	$1,224	$—	$23,336
Accrued compensation, benefits	10,669	—	197	—	10,866
Accrued interest	6,073	—	—	—	6,073
Other accrued expenses	8,982	—	1	—	8,983
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	52,161	—	1,422	—	53,583
Long-term debt	158,868	—	—	—	158,868
Deferred income taxes and other long term liabilities	27,110	—	—	—	27,110
Due to (from) subsidiaries	(1,428)	(10,369)	11,797	—	—
Shareholders’ equity	88,810	99,179	8,202	(97,012)	99,179

	$325,521	$88,810	$21,421	$(97,012)	$338,740

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 29, 2003
(amounts in thousands)

			Non-Guarantor
		Guarantor	Avondale Mills
	Avondale	Avondale	Graniteville
	Mills, Inc.	Incorporated	Fabrics, Inc.	Eliminations	Consolidated
ASSETS
Current Assets
Cash	$13,769	$—	$—	$—	$13,769
Accounts receivable	29,155	—	2	—	29,157
Inventories	82,887	—	—	—	82,887
Prepaid expenses	1,980	—	—	—	1,980
Income taxes refundable	2,825	—	—	—	2,825

Total current assets	130,616	—	2	—	130,618
Assets held for sale	2,640				2,640
Property, plant and equipment Land
Land	6,288	—	196	—	6,484
Buildings	67,897	—	11,750	—	79,647
Machinery and equipment	459,401	—	37,812	—	497,213

	533,586	—	49,758	—	583,344
Less accumulated depreciation	(342,217)	—	(25,542)	—	(367,759)

	191,369	—	24,216	—	215,585
Other assets	7,712	—	—	—	7,712
Investment in subsidiaries	8,202	105,726	—	(113,928)	—
Goodwill	2,951	—	—	—	2,951

	$343,490	$105,726	$24,218	$(113,928)	$359,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,675	$—	$1,049	$—	$18,724
Accrued compensation, benefits	9,203	—	77	—	9,280
Accrued interest	2,726	—	—	—	2,726
Other accrued expenses	9,784	—	1	—	9,785
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	43,713	—	1,127	—	44,840
Long-term debt	163,512	—	—	—	163,512
Deferred income taxes and other long term liabilities	35,203	—	—	—	35,203
Due to (from) subsidiaries	(4,664)	(10,225)	14,889	—	—
Shareholders’ equity	105,726	115,951	8,202	(113,928)	115,951

	$343,490	$105,726	$24,218	$(113,928)	$359,506

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen weeks ended May 28, 2004
(amounts in thousands)

			Non-Guarantor
		Guarantor	Avondale Mills
	Avondale	Avondale	Graniteville
	Mills, Inc.	Incorporated	Fabrics, Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$151,345	$32	$30,941	$(30,973)	$151,345
Operating costs and expenses
Cost of goods sold	139,615	—	29,370	(30,942)	138,043
Depreciation	8,217	—	932	—	9,149
Selling and administrative expenses	6,689	—	—	(31)	6,658
Facility restructuring charges	2,250	—	—	—	2,250

Operating income (loss)	(5,426)	32	639	—	(4,755)
Interest expense, net	4,346	—	—	—	4,346
Discount and expenses on sales of receivables	631	—	—	—	631
Gain on extinguishment of debt	(1,321)	—	—	—	(1,321)
Other, net	110	—	—	—	110

Income (loss) before income taxes	(9,192)	32	639	—	(8,521)
Provision for (benefit of) income taxes	(3,325)	11	234	—	(3,080)
Equity in earnings (loss) of subsidiary	405	(5,462)	—	5,057	—

Net income (loss)	$(5,462)	$(5,441)	$405	$5,057	$(5,441)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen weeks ended May 30, 2003
(amounts in thousands)

			Non-Guarantor
		Guarantor	Avondale Mills
	Avondale	Avondale	Graniteville
	Mills, Inc.	Incorporated	Fabrics, Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$152,336	$36	$23,424	$(23,460)	$152,336
Operating costs and expenses
Cost of goods sold	129,733	—	21,679	(23,424)	127,988
Depreciation	9,404	—	998	—	10,402
Selling and administrative expenses	6,680	—	—	(36)	6,644
Facility restructuring charges	2,450	—	—	—	2,450

Operating income	4,069	36	747	—	4,852
Interest expense, net	4,328	—	—	—	4,328
Discount and expenses on sales of receivables	679	—	—	—	679
Other, net	(150)	—	—	—	(150)

Income (loss) before income taxes	(788)	36	747	—	(5)
Provision for (benefit of) income taxes	(298)	15	288	—	5
Equity in earnings (loss) of subsidiary	459	(31)	—	(428)	—

Net income (loss)	$(31)	$(10)	$459	$(428)	$(10)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirty-Nine weeks ended May 28, 2004
(amounts in thousands)

			Non-Guarantor
		Guarantor	Avondale Mills
	Avondale	Avondale	Graniteville
	Mills, Inc.	Incorporated	Fabrics, Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$412,267	$83	$75,301	$(75,384)	$412,267
Operating costs and expenses
Cost of goods sold	376,198	—	72,495	(75,301)	373,392
Depreciation	25,209	—	2,807	—	28,016
Selling and administrative expenses	19,430	—	—	(83)	19,347
Facility restructuring charges	2,250	—	—	—	2,250

Operating income (loss)	(10,820)	83	(1)	—	(10,738)
Interest expense, net	13,510	—	—	—	13,510
Discount and expenses on sales of receivables	1,874	—	—	—	1,874
Gain on extinguishment of debt	(1,321)				(1,321)
Other, net	(2,439)	—	—	—	(2,439)

Income (loss) before income taxes	(22,444)	83	(1)	—	(22,362)
Provision for (benefit of) income taxes	(8,004)	30	(1)	—	(7,975)
Equity in loss of subsidiary	—	(14,440)	—	14,440	—

Net loss	$(14,440)	$(14,387)	$—	$14,440	$(14,387)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirty-Nine weeks ended May 30, 2003
(amounts in thousands)

			Non-Guarantor
		Guarantor	Avondale Mills
	Avondale	Avondale	Graniteville
	Mills, Inc.	Incorporated	Fabrics, Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$461,136	$92	$69,363	$(69,455)	$461,136
Operating costs and expenses
Cost of goods sold	392,315	—	65,539	(69,363)	388,491
Depreciation	29,069	—	3,051	—	32,120
Selling and administrative expenses	21,093	—	—	(92)	21,001
Facility restructuring charges	2,450	—	—	—	2,450

Operating income	16,209	92	773	—	17,074
Interest expense, net	13,418	—	—	—	13,418
Discount and expenses on sales of receivables	2,096	—	—	—	2,096
Other, net	(162)	—	—	—	(162)

Income before income taxes	857	92	773	—	1,722
Provision for income taxes	335	35	295	—	665
Equity in earnings of subsidiary	478	1,000	—	(1,478)	—

Net income	$1,000	$1,057	$478	$(1,478)	$1,057

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-Nine weeks ended May 28, 2004
(amounts in thousands)

			Non-Guarantor
		Guarantor	Avondale Mills
	Avondale	Avondale	Graniteville
	Mills, Inc.	Incorporated	Fabrics, Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(14,440)	$(14,387)	$—	$14,440	$(14,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,577	—	2,807	—	28,384
Benefit of deferred income taxes	(8,072)	—	—	—	(8,072)
Gain on disposal of property, plant and equipment and assets held for sale	(867)	—	—	—	(867)
Gain on extinguishment of debt	(1,321)	—	—	—	(1,321)
Sale of accounts receivable, net	(6,442)	—	—	—	(6,442)
Changes in operating assets and liabilities	590	7	(2,797)	—	(2,200)
Dividends from subsidiary	—	2,476	—	(2,476)	—
Equity in loss of subsidiary	—	14,440	—	(14,440)	—

Net cash provided by (used in) operating activities	(4,975)	2,536	10	(2,476)	(4,905)
Investing activities
Purchase of property, plant and equipment	(4,530)	—	(10)	—	(4,540)
Proceeds from sale of property, plant and equipment and assets held for sale	5,447	—	—	—	5,447

Net cash provided by (used in) investing activities	917	—	(10)	—	907
Financing activities
Net payments on long-term debt	(3,244)	—	—	—	(3,244)
Purchase and retirement of treasury stock	—	(60)	—	—	(60)
Dividends paid	(2,476)	(2,476)	—	2,476	(2,476)

Net cash used in financing activities	(5,720)	(2,536)	—	2,476	(5,780)

Decrease in cash and cash equivalents	(9,778)	—	—	—	(9,778)
Cash and cash equivalents
At beginning of period	13,769	—	—	—	13,769

Cash and cash equivalents
At end of period	$3,991	$—	$—	$—	$3,991

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 28, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-Nine weeks ended May 30, 2003
(amounts in thousands)

			Non-Guarantor
		Guarantor	Avondale Mills
	Avondale	Avondale	Graniteville
	Mills, Inc.	Incorporated	Fabrics, Inc.	Eliminations	Consolidated
Operating activities
Net income	$1,000	$1,057	$478	$(1,478)	$1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,343	—	3,051	—	32,394
Benefit of deferred income taxes	(934)	—	—	—	(934)
Loss on disposal of equipment and facility restructuring charges	2,151				2,151
Sale of accounts receivable, net	(15,516)	—	—	—	(15,516)
Changes in operating assets and liabilities	557	2,258	(3,529)	—	(714)
Dividends from subsidiary	—	3,752	—	(3,752)	—
Equity in income of subsidiary	(478)	(1,000)	—	1,478	—

Net cash provided by operating activities	16,123	6,067	—	(3,752)	18,438
Investing activities
Purchase of property, plant and equipment	(13,102)	—	—	—	(13,102)
Proceeds from sale of property, plant and equipment and assets held for sale	1,116				1,116

Net cash used in investing activities	(11,986)	—	—	—	(11,986)
Financing activities
Net payments on revolving line of credit	(3,106)	—	—	—	(3,106)
Purchase and retirement of treasury stock	—	(2,315)	—	—	(2,315)
Dividends paid	(3,752)	(3,752)	—	3,752	(3,752)

Net cash used in financing activities	(6,858)	(6,067)	—	3,752	(9,173)

Decrease in cash	(2,721)	—	—	—	(2,721)
Cash at beginning of period	2,859	—	—	—	2,859

Cash at end of period	$138	$—	$—	$—	$138

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

     In separate actions initiated by third parties based upon the public disclosure of the investigation by the U. S. Department of Justice, the Company and various other defendants have been named in three class action complaints filed in the U. S. District Court for the Middle and Western Divisions of North Carolina on May 12, May 28 and May 25, 2004, respectively, and one class action complaint filed in the Circuit Court for Shelby County, Tennessee on April 21, 2004. All complaints seek, under antitrust laws, various damages and injunctive relief related to the pricing and sale of open-end yarns. These complaints are in preliminary procedural stages and do not have scheduled trial dates. Additionally, the District Court complaints may be combined. The Company intends to vigorously defend these cases and believes it has a number of defenses available to it. While the outcome of these cases cannot be predicted with certainty, based upon currently available information, the Company does not believe that the resolution of these cases will have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 28, 2004 Compared to Thirteen Weeks Ended May 30, 2003

     Net Sales. Net sales decreased 0.7% to $151.3 million for the thirteen weeks ended May 28, 2004 from $152.3 million for the thirteen weeks ended May 30, 2003. The decline in net sales for the thirteen weeks ended May 28, 2004 primarily reflected lower unit volume for all segments, as imported apparel continued to capture market share of domestic retail sales and weak employment and economic conditions within the United States impacted consumer demand. Selling prices remained very competitive reflecting the significant uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial distress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these conditions to continue into the foreseeable future.

     Operating Income (Loss). Company operations produced an operating loss of ($4.8) million for the thirteen weeks ended May 28, 2004 compared to an operating income of $4.9 million for the thirteen weeks ended May 30, 2003. The operating loss reflected a significant increase in raw material costs, partially offset by improved unit cost absorption generated through the capacity rationalization programs. In addition, largely due to the increase in raw material costs, the Company incurred a non-cash charge of $2.0 million to adjust the carrying value of inventories to LIFO basis, net of market adjustment, for the thirteen weeks ended May 28, 2004 compared to a charge of $0.4 million for the thirteen weeks ended May 30, 2003. Consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics in lieu of outside purchases continued to provide higher overall capacity utilization. Cost of goods sold increased 7.8% to $138.0 million for the thirteen weeks ended May 28, 2004 from $128.0 million for the thirteen weeks ended May 30, 2003, reflecting the significant increase in raw material costs.

Cost of goods sold as a percentage of net sales increased to 91.2% for the thirteen weeks ended May 28, 2004 from 84.0% for the thirteen weeks ended May 30, 2003.

     Selling and administrative expenses increased 1.5% to $6.7 million for the thirteen weeks ended May 28, 2004 from $6.6 million for the thirteen weeks ended May 30, 2003. Selling and administrative expenses as a percentage of net sales were 4.4% for the thirteen weeks ended May 28, 2004 and 4.3% for the thirteen weeks ended May 30, 2003.

     Segment Performance. Apparel fabric sales decreased 5.9% to $112.6 million for the thirteen weeks ended May 28, 2004 from $119.6 million for the thirteen weeks ended May 30, 2003, reflecting a 7.9% decrease in yards invoiced, while average invoice price improved 2.1% for the respective periods. Operating income for apparel fabrics decreased 81.8% to $1.8 million for the thirteen weeks ended May 28, 2004 from $9.9 million for the thirteen weeks ended May 30, 2003, primarily due to higher raw material costs and the reduced unit volume.

     Yarn sales, including intra-company sales to the Company’s fabric operations, increased 12.5% to $47.7 million for the thirteen weeks ended May 28, 2004 from $42.4 million for the thirteen weeks ended May 30, 2003. Pounds invoiced declined 12.6%, primarily reflecting the closure of a yarn manufacturing facility in North Carolina and reduced yarn requirements of the apparel fabrics operation. Average invoice price increased 28.6% as improved market demand for certain yarn products and higher raw material costs helped increase both outside invoice prices and intra-company transfer prices. The yarns operation produced operating income of $0.3 million for the thirteen weeks ended May 28, 2004 and for the thirteen weeks ended May 30, 2003, as the increase in average invoice price offset the higher raw material costs.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, decreased 4.7% to $16.2 million for the thirteen weeks ended May 28, 2004 from $17.0 million for the thirteen weeks ended May 30, 2003. The decrease in other sales was primarily attributable to decreased intra-company sales of greige fabrics to the apparel fabric operations. Operating income from other sales decreased 12.5%, from $1.6 million for the thirteen weeks ended May 30, 2003 to $1.4 million for the thirteen weeks ended May 28, 2004, primarily due to higher raw material costs and reduced volume within the greige fabric operation.

     Inter-segment sales decreased 5.6% to $25.2 million for the thirteen weeks ended May 28, 2004 from $26.7 million for the thirteen weeks ended May 30, 2003, primarily reflecting the decrease in consumption of internally produced yarns and greige fabrics by the Company’s apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Facility Restructuring. In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, are expected to improve capacity utilization of the Company’s remaining facilities and lower costs per unit produced. No reduction in net sales is anticipated as a result of this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand are expected to be maintained. Certain equipment will be relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities and replace older, less efficient equipment. Other excess equipment has been sold, generating a gain of approximately $0.9 million. In connection with these actions, the Company recorded facility restructuring charges and other non-operating costs, net of the gain on equipment sold, of approximately $2.3 million during the third quarter of fiscal 2004.

     Interest Expense, Net. Net interest expense remained constant at $4.3 million for the thirteen weeks ended May 28, 2004 compared to the thirteen weeks ended May 30, 2003, as slightly higher borrowings were offset by a lower average interest rate.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.6 million for the thirteen weeks ended May 28, 2004 compared to $0.7 million for the thirteen weeks ended May 30, 2003, primarily reflecting a net decrease in accounts receivable sold under the securitization facility.

     Provision for (benefit of) Income Taxes. An income tax benefit of $3.1 million was recorded for the thirteen weeks ended May 28, 2004, reflecting the Company’s loss before income taxes, compared to a provision for income taxes of $5,000 for the thirteen weeks ended May 30, 2003.

Thirty-nine Weeks Ended May 28, 2004 Compared to Thirty-nine Weeks Ended May 30, 2003

     Net Sales. Net sales decreased 10.6% to $412.3 million for the thirty-nine weeks ended May 28, 2004 from $461.1 million for the thirty-nine weeks ended May 30, 2003. The decline in net sales for the thirty-nine weeks ended May 28, 2004 primarily reflected lower unit volume for all segments, as imported apparel continued to capture market share of domestic retail sales and weak employment and economic conditions within the United States impacted consumer demand. Selling prices remained very competitive reflecting the significant uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial distress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these conditions to continue into the foreseeable future.

     Operating Income (Loss). Company operations produced an operating loss of ($10.7) million for the thirty-nine weeks ended May 28, 2004 compared to an operating income of $17.1 million for the thirty-nine weeks ended May 30, 2003. The operating loss reflected a significant increase in raw material costs, partially offset by improved unit cost absorption generated through the capacity rationalization programs. In addition, largely due to the increase in raw material costs, the Company incurred a non-cash charge of $4.5 million to adjust the carrying value of inventories to LIFO basis, net of market adjustment, for the thirty-nine weeks ended May 28, 2004 compared to a charge of $0.7 million for the thirty-nine weeks ended May 30, 2003. Consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics in lieu of outside purchases continued to provide higher overall capacity utilization. Cost of goods sold decreased 3.9% to $373.4 million for the thirty-nine weeks ended May 28, 2004 from $388.5 million for the thirty-nine weeks ended May 30, 2003, reflecting the overall decrease in unit volume. Cost of goods sold as a percentage of net sales increased to 90.6% for the thirty-nine weeks ended May 28, 2004 from 84.3% for the thirty-nine weeks ended May 30, 2003, reflecting the significant increase in raw material costs.

     Selling and administrative expenses decreased 8.1% to $19.3 million for the thirty-nine weeks ended May 28, 2004 from $21.0 million for the thirty-nine weeks ended May 30, 2003, reflecting reductions in staffing and certain associate benefits in response to the decline in operating income. Selling and administrative expenses as a percentage of net sales increased to 4.7% for the thirty-nine weeks ended May 28, 2004 from 4.6% for the thirty-nine weeks ended May 30, 2003.

     Segment Performance. Apparel fabric sales decreased 16.2% to $307.3 million for the thirty-nine weeks ended May 28, 2004 from $366.6 million for the thirty-nine weeks ended May 30, 2003, reflecting a 16.2% decrease in yards invoiced for the respective periods. Operating income for apparel fabrics decreased 83.0% to $4.7 million for the thirty-nine weeks ended May 28, 2004 from $27.7 million for the thirty-nine weeks ended May 30, 2003, primarily due to higher raw material costs and the reduced unit volume.

     Yarn sales, including intra-company sales to the Company’s fabric operations, increased 2.4% to $135.1 million for the thirty-nine weeks ended May 28, 2004 from $131.9 million for the thirty-nine weeks ended May 30, 2003. Pounds invoiced declined 16.1%, primarily reflecting the reduced yarn requirements of the Company’s apparel fabric operations. Average invoice price increased 22.1% as improved market demand for certain yarn products and higher raw material costs helped increase both outside invoice prices and intra-company transfer prices. The yarn operations produced an operating loss of ($0.5) million for the thirty-nine weeks ended May 28, 2004 compared to an operating income of $2.4 million for the thirty-nine weeks ended May 30, 2003 due to the reduced volume, while the increase in average invoice price nearly offset the higher raw material costs.

     Other sales, which include sales of greige and specialty fabrics and revenues from the Company’s trucking operation, decreased 11.8% to $45.0 million for the thirty-nine weeks ended May 28, 2004 from $51.0 million for the thirty-nine weeks ended May 30, 2003. The decrease in other sales was primarily attributable to reduced intra-company sales of greige fabrics to the apparel fabric operations. Operating income from other sales decreased 13.2% to $3.3 million for the thirty-nine weeks ended May 28, 2004 from $3.8 million for the thirty-nine weeks ended May 30, 2003, primarily due to higher raw material costs and reduced volume within the greige fabric operation.

     Inter-segment sales decreased 15.0% to $75.1 million for the thirty-nine weeks ended May 28, 2004 from $88.4 million for the thirty-nine weeks ended May 30, 2003, primarily reflecting the decrease in consumption of internally produced yarns and greige fabrics by the Company’s apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Facility Restructuring. In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, are expected to improve capacity utilization of the Company’s remaining facilities and lower costs per unit produced. No reduction in net sales is anticipated as a result of this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand are expected to be maintained. Certain equipment will be relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities and replace older, less efficient equipment. Other excess equipment has been sold, generating a gain of approximately $0.9 million. In connection with these actions, the Company recorded facility restructuring charges and other non-operating costs, net of the gain on equipment sold, of approximately $2.3 million during the third quarter of fiscal 2004.

     Interest Expense, Net. Net interest expense increased 0.7% to $13.5 million for the thirty-nine weeks ended May 28, 2004 from $13.4 million for the thirty-nine weeks ended May 30, 2003. Following execution of a new senior secured revolving credit facility with GECC on November 7, 2003, the Company wrote off approximately $400,000 of unamortized debt issue costs related to the previous revolving credit facility. This charge to interest expense, net was partially offset by lower average outstanding borrowings and lower market interest rates applicable to those borrowings during the thirty-nine weeks ended May 28, 2004. See Note 14. “Subsequent Event” in the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003 for further discussion of the new revolving credit facility.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $1.9 million for the thirty-nine weeks ended May 28, 2004 compared to $2.1 million for the thirty-nine weeks ended May 30, 2003, primarily reflecting a net decrease in accounts receivable sold under the securitization facility.

     Other, Net. In November 2003, the Company sold two tracts of land unrelated to its manufacturing facilities and not utilized in the operation of its business. The related gain on disposal of these properties, approximately $2.3 million, is included in Other, net for the thirty-nine weeks ended May 28, 2004.

     Provision for (Benefit of) Income Taxes. An income tax benefit of $8.0 million was recorded for the thirty-nine weeks ended May 28, 2004, reflecting the Company’s loss before income taxes, compared to a provision for income taxes of $0.7 million for the thirty-nine weeks ended May 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $4.9 million for the thirty-nine weeks ended May 28, 2004. Principal working capital changes included a $8.5 million increase in accounts receivable, a $6.4 million decrease in accounts receivable sold under the securitization facility, a $3.2 million increase in inventories, and an $8.7 million increase in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $4.5 million made in connection with the ongoing maintenance of the Company’s manufacturing facilities and proceeds of $5.4 million from the sale of two tracts of land and certain excess equipment. Financing activities included repayment of $3.2 million of long-term debt and payment of $2.5 million in dividends on outstanding common stock.

     The Company’s capital expenditures, aggregating $4.5 million for the thirty-nine weeks ended May 28, 2004, were used primarily to complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2004 will be approximately $2.0 million.

     At May 28, 2004, the Company had no borrowings outstanding under its revolving line of credit, and $30.9 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit and required minimum availability.

     On February 24, 2004, the Company executed an amendment to certain financial covenants contained in the equipment note in anticipation of the impact of the Company’s reduced results of operation and cash flows. An amendment fee of 0.25% of the outstanding balance of the note was paid to The CIT Group, the holder of the equipment note.

     The indenture, under which the 2013 Notes were issued, includes, among other provisions, covenants restricting the Company’s payment of dividends and purchase of its capital stock. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of net income, or less 100% of net losses, all calculated on an accumulative basis subsequent to the date of the indenture. With the loss reported for the thirty-nine weeks ended May 28, 2004, the covenants of the indenture prohibit further payment of dividends or purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.

     On May 27, 2004 the Company executed a private transaction with a holder of the 2013 Notes, exchanging $4.0 million of the 2013 Notes for $2.6 million of new senior, unsecured Floating Rate Notes due 2012 (the “2012 Notes”). Interest on the 2012 Notes is due quarterly in arrears commencing July 1, 2004, and is calculated based on the three month LIBOR rate (subject to a minimum of 1.75% and a maximum of 4.5%) plus 7.0%. After July 1, 2005, the 2012 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 104.0%, which declines in intervals to 100.0% in 2009 and thereafter. The 2012 Notes have substantially the same covenants, events of default and other terms and conditions as the 2013 Notes. In connection with the exchange, the Company received a waiver of certain restrictions provided under the GECC revolving credit facility pertaining to the reduction of subordinated debt. From time to time, the Company may enter into additional exchange offers and/or purchase its 2013 Notes in privately negotiated or open market transactions or by tender offer.

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

SUBSEQUENT EVENTS

     On July 2, 2004 the Company executed a private transaction with another holder of the 2013 Notes, exchanging $5.0 million of the 2013 Notes for $3.4 million of 2012 Notes. The terms and conditions were not materially different from those of the exchange executed on May 27, 2004. In connection with the exchange, the Company received a waiver of certain restrictions provided under the GECC revolving credit facility pertaining to the reduction of subordinated debt.

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

OTHER DATA — NON-GAAP FINANCIAL MEASURE

     Adjusted EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income (loss) plus (a) interest expense, (b) provision for (benefit of) income taxes and (c) depreciation and amortization. The Company’s definition of adjusted EBITDA differs due to the further addition to net income (loss) of (a) discount and expenses on sale of receivables, (b) gain on extinguishment of debt, (c) facility restructuring non cash charges and (d) adjustment of carrying value of inventories to LIFO basis, net of market adjustments. Adjusted EBITDA is presented because management believes that it is a widely accepted indicator of a company’s ability to service its indebtedness and is used by investors and analysts to evaluate companies within the textile and apparel industry. In addition, adjusted EBITDA is used to determine compliance with certain covenants under the Company’s receivables securitization, revolving credit facility, equipment note, the 2013 Notes and the 2012 Notes.

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

     The following table reconciles adjusted EBITDA on a consolidated basis to the line on the Company’s consolidated statement of operations entitled net income (loss) for the periods presented:

	Thirty-Nine Weeks Ended
	May 30,	May 28,
	2003	2004
Net income (loss)	$1,057	$(14,387)
Interest expense, net	13,418	13,510
Provision for (benefit of) income taxes	665	(7,975)
Depreciation and amortization	32,394	28,384

EBITDA	47,534	19,532
Discount and expenses on sale of receivables	2,096	1,874
Gain on extinguishment of debt	—	(1,321)
Facility restructuring non cash charges	2,205	2,829
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	650	4,500

Adjusted EBITDA	$52,485	$27,414

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003.

Item 4.   Controls and Procedures.

     As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Company management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In separate actions initiated by third parties based upon the public disclosure of the investigation by the U. S. Department of Justice, the Company and various other defendants have been named in three class action complaints filed in the U. S. District Court for the Middle and Western Divisions of North Carolina on May 12, May 28 and May 25, 2004, respectively, and one class action complaint filed in the Circuit Court for Shelby County, Tennessee on April 21, 2004. All complaints seek, under antitrust laws, various damages and injunctive relief related to the pricing and sale of open-end yarns. These complaints are in preliminary procedural stages and do not have scheduled trial dates. Additionally, the District Court complaints may be combined. The Company intends to vigorously defend these cases and believes it has a number of defenses available to it. While the outcome of these cases cannot be predicted with certainty, based upon currently available information, the Company does not believe that the resolution of these cases will have a material adverse effect on the Company’s financial condition or results of operations.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, filed June 7, 1996, File No. 333-05455-01).

3.3	Amended and Restated Bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 33-68412).

4.3	Indenture dated as of June 30, 2003 for the 10 1/4% Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

4.5	Registration Rights Agreement, dated as of June 30, 2003, among Avondale Mills, Inc., Avondale Incorporated and Wachovia Securities, LLC (incorporated by reference to Exhibit 4.5 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

10.50	First Amendment to the Post-Merger Stock Transfer and Repurchase Agreement, dated as of August 1993, by and among Avondale Incorporated, Jack R. Altherr, Jr. and G. Stephen Felker, dated April 12, 2004.

31.1	Certificate of Chief Executive Officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	On March 4, 2004, the Company filed a current report on Form 8-K regarding the appointment of Dixon Hughes PLLC, successor in the merger of Crisp Hughes Evans LLP, the Company’s former independent accountants, and Dixon Odom PLLC, as its independent accountants.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED

By:	/S/ JACK R. ALTHERR, JR. Jack R. Altherr, Jr. Vice Chairman and Chief Financial Officer

Date: /s/ July 8, 2004