Form 10-K
period 2004-08-27
AVONDALE INC
filed 2004-11-12
CIK 911634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 27, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________

Commission file number 33-68412

AVONDALE INCORPORATED

(Exact name of registrant as specified in its charter)

Georgia	58-0477150
(State of Incorporation)	(IRS Employer Identification No.)

506 South Broad Street	30655
Monroe, Georgia (Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (770) 267-2226

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES       NO ☑

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 3, 2004 (based upon the book value per share of Class A Common Stock as of August 29, 2004) was $13,200,000.

     As of November 3, 2004, the registrant had 11,394,160 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

     Documents incorporated by reference: None.

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

     The Company’s predecessor was founded in 1895 by the family of G. Stephen Felker, the current chairman, president and chief executive officer. Avondale Incorporated was incorporated as a Georgia Corporation in 1965. The Company currently operates seventeen manufacturing facilities with locations in Alabama, Georgia, North Carolina and South Carolina. The facilities and equipment are modern and efficient, reflecting the significant investment made in recent years to enhance productivity, operating efficiencies and manufacturing flexibility, and to reduce unit costs.

Description of the Business

     The Company operates principally in three segments: apparel fabrics, yarns and other sales. Financial information relating to these segments and geographical sales information is presented in Note 4 to the consolidated financial statements.

Products

     Apparel fabrics. The Company’s apparel fabrics consist of cotton and cotton-blend denim, sportswear and workwear fabrics and are generally manufactured to fill specific customer orders.

     The Company is one of the largest domestic manufacturers and marketers of indigo-dyed denim used in the production of branded and private label denim jeans, slacks, shorts, skirts, jackets and other denim garments. The Company designs, often in conjunction with customers, and manufactures a broad range of high quality, value-added denim with new and innovative colors, textures, weaves and finishes.

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

     The Company is one of the largest domestic manufacturers and marketers of cotton and cotton-blend workwear fabrics used in the production of uniforms, career apparel and other workwear (shirts, slacks, jackets and other garments). Customers of the Company’s workwear fabrics require durable fabrics characterized by long wear and easy care. The Company works closely with its customers to develop fabrics with these and other enhanced performance characteristics.

     Apparel fabrics sales accounted for 78%, 80% and 75%, respectively, of the Company’s net sales in fiscal 2002, 2003 and 2004.

     Yarns. The Company is a leading domestic manufacturer and marketer of cotton and cotton-blend yarns, which are used internally in the production of woven apparel fabrics or marketed to knitters or weavers of apparel fabrics. The Company’s customers use these yarns in the manufacture of a broad range of items, including apparel (T-shirts, underwear, socks and hosiery, knitted shirts, shorts and slacks, denim jeans, woven khaki slacks, and fleece sweatshirts, pants and jackets), and home furnishings. The Company’s yarn sales accounted for approximately 29%, 28% and 32%, respectively, of the Company’s net sales in fiscal 2002, 2003 and 2004.

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

     The Company’s other sales accounted for 11%, 11% and 10%, respectively, of the Company’s net sales in fiscal 2002, 2003 and 2004.

     Intersegment Sales. Intersegment sales represent the transfer of yarns and greige fabrics among the three business segments. These items ultimately are consumed in the production of finished products, and therefore are eliminated from net sales. Intersegment sales accounted for (18%), (19%) and (17%), respectively, of the Company’s net sales in fiscal 2002, 2003 and 2004.

Sales and Marketing

     During fiscal 2004, the Company sold apparel fabrics, greige and specialty fabrics, and yarns to approximately 500, 200 and 250 customers, respectively, or approximately 800 customers in total after eliminating duplications. The Company is one of the leading suppliers of denim to Flynn Enterprises, Inc., a private label apparel manufacturer, and V.F. Corporation (the maker of Lee®, Rider®, Wrangler®, Rustler®, Brittania®, Red Kap®, Timbercreek®, Chic®, and HealthTex® brands), with total sales to each of these two customers accounting for approximately 10% of the Company’s net sales in fiscal 2004. The Company believes that it has a strong working relationship with Flynn Enterprises, Inc. and V.F. Corporation. None of the Company’s other customers individually accounted for 10% or more of the Company’s net sales in fiscal 2004. The Company’s sales billed to customers domiciled outside the U.S. accounted for 7%, 8% and 16%, respectively, of the Company’s net sales in fiscal 2002, 2003 and 2004.

     The Company targets customers who demand a high level of customer service. The Company’s nine sales offices are generally located near the headquarters or manufacturing facilities of key customers. Sales associates visit their customers on a regular basis and are primarily responsible for interpreting customers’ needs, processing customer orders and interacting with the Company’s production scheduling personnel. The Company’s sales associates are paid a base salary plus sales incentives to the extent certain performance targets are met. The Company’s independent sales representatives are paid on a commission basis.

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

     Manufacturing Facilities. The Company currently operates seventeen manufacturing facilities in the U.S. Of the Company’s manufacturing facilities, ten produce yarn, four manufacture fabrics, three are dyeing facilities and four are engaged in fabric finishing.

     In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity and relocate certain equipment have improved capacity utilization of the Company’s remaining facilities and lowered costs per unit produced. No reduction in net sales is anticipated as a result of this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand are expected to be maintained. Certain equipment has been relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities. Other excess equipment has been sold.

     Expansion and Modernization. The Company has expanded its operations through acquisitions, an ongoing capital improvements program and management’s efforts to optimize the productive output of the Company’s manufacturing facilities. As part of its expansion and modernization efforts, the Company has also redeployed capital by closing certain manufacturing facilities and, in some cases, moving manufacturing equipment to other locations. The Company’s expansion and modernization efforts in recent fiscal years have included, among others, the following principal initiatives:

•	2000 – Completed replacement of earlier generation air jet looms with new, high speed air jet looms in November 1999 for production of greige fabrics to be piece-dyed for sportswear and workwear end uses;

•	2000 – Completed modernization of an existing ring spinning facility in August 2000, including the replacement of earlier generation roving, ring spinning and winding equipment with technologically advanced linked ring spinning;

•	2001 – Completed expansion of an existing piece-dyed finishing facility in January 2001, for the production of additional finished piece-dyed fabrics for sportwear and workwear end uses;

•	2001 – Completed expansion and modernization of an existing greige weaving facility in May 2001, including the construction of a new building addition and the installation of modern air jet looms for the production of additional greige fabrics;

•	2001 – Completed expansion and modernization of an existing integrated denim weaving facility in May 2001, including the installation of modern air jet looms for the production of additional denim fabrics;

•	2001 – Completed expansion of linked ring spinning facility which was modernized in August 2000;

•	2002 – Completed replacement of earlier generation winding equipment at an existing ring spinning facility in September 2001 with technologically advanced, fully automated winders;

•	2002 – Completed modernization of existing spinning operation within integrated fabric weaving facility in October 2001, including installation of technologically advanced linked ring spinning equipment;

•	2002 – Completed construction of a new ring spinning facility using existing manufacturing floor space, in October 2001, including installation of technologically advanced linked ring spinning equipment;

•	2003 – Completed installation of an automated dye mixing and dispensing system in May 2003 at a fabric finishing facility in South Carolina; and

•	2003 – Completed installation of new roving equipment in May 2003 at an existing ring spinning facility in Alabama.

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

     The Federal Agricultural Improvement and Reform Act of 1996 established certain support programs that, among other things, continued through the year 2002 the three-step competitiveness program established under the 1990 Trade Act. Under these support programs, the Company received reimbursement from the U.S. Department of Agriculture representing the differential between domestic cotton prices and world cotton prices, in excess of 1.25 cents per pound. However, these payments ceased as of December 15, 1998 when financing for the program was exhausted, and tariff-free quotas for the importation of cotton were opened in March 1999.

     Effective October 1, 1999, the Fiscal 2000 Agriculture Appropriations Bill restored funding of payments under the three-step competitiveness program and redefined import quota triggers. The Farm Security and Rural Investment Act of 2002 extended the program until July 31, 2008, and suspended, from May 14, 2002 through July 31, 2006, the exclusion of 1.25 cents per pound from payments for the differential between domestic cotton prices and world cotton prices. Accordingly, the Company has continued to receive reimbursement from the U.S. Department of Agriculture relating to the differential between domestic cotton prices and world cotton prices for cotton consumed on or after October 1, 1999.

     On September 8, 2004, a dispute settlement panel of the World Trade Organization (“WTO”) ruled that the payments made by the U.S. Department of Agriculture, representing the differential between domestic cotton prices and world cotton prices, as adjusted, are prohibited export subsidies in violation of WTO global trade rules. The U.S. appealed this ruling to the Appellate Body of the WTO on October 15, 2004. If the ruling by the dispute settlement panel is upheld, suspension of the U.S. agricultural support programs may be required to avoid economic retaliation against the U.S. by WTO member countries. Such action could result in an increase in the Company’s raw material costs, making the Company’s products less competitive.

     The Company closely monitors the cotton market and manages its cotton-buying practices. The Company’s Chief Executive Officer is an officer of the National Cotton Council, a trade organization that spearheads initiatives to implement U.S. cotton industry policy, which helps the Company stay abreast of developments in the cotton market. The Company generally purchases cotton in sufficient quantities to achieve planned manufacturing schedules. Such purchases may be short of, or in excess of, the quantities needed to satisfy customers’ orders depending upon such factors as the Company’s outlook for the cotton market.

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

Backlog

     The Company’s order backlog was approximately $171 million at August 27, 2004, as compared to approximately $200 million at August 29, 2003, primarily reflecting lower unit volume in the Company’s apparel fabrics operation. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 27, 2004 are expected to be filled by the end of fiscal 2005.

Competition

     The textile industry is highly competitive, and no single company is dominant. Management believes that the Company is one of the largest domestic manufacturers of indigo-dyed denim, piece-dyed fabrics for workwear and sportswear, and cotton and cotton-blend yarns. The Company’s competitors include large, vertically integrated textile companies and numerous smaller companies. There has been a general trend toward consolidation within certain markets of the textile industry and, within the Company’s markets, some increases in manufacturing capacity. However, the resulting excess manufacturing capacity and an increase in the U.S. importation of textiles and apparel from countries employing trade distorting tactics to benefit their industries have created intensely competitive market conditions leading to severe financial difficulties of several domestic yarn and apparel fabric manufacturers, and the accompanying closure of domestic manufacturing capacity.

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

Trade Regulation

     Increases in global capacities and imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers, including the Company. The U.S. government has attempted to regulate the growth of certain textile and apparel imports by establishing quotas and tariffs on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the U.S. of (or using) domestic textile components. In addition, imports of certain textile products into the U.S. have increased in recent years primarily as a result of significant trade distortions including the devaluation of currencies of other textile producing countries, particularly within Asia, against the U.S. dollar, export tax credits and loose lending practices.

     The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation and foreign considerations. In January 1995, the WTO, a multilateral trade organization, was formed by the members of the General Agreement on Tariffs and Trade (“GATT”) to replace GATT. The WTO has set forth the mechanisms by which world trade in textiles and clothing will be progressively liberalized with the elimination of quotas and the reduction of duties. The implementation began in January 1995 with the phasing-out of quotas and the reduction of duties to take place over a 10-year period. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: yarns, fabrics, made-up textiles and apparel. The elimination of all quotas effective December 31, 2004 and the reduction of tariffs under the WTO may result in increased imports of certain textile products and apparel into North America. These factors could make the Company’s products less competitive against low cost imports from third world countries.

     The North American Free Trade Agreement (“NAFTA”) among the United States, Canada and Mexico, which became effective on January 1, 1994, has created the world’s largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. In addition, NAFTA requires, with limited exception, merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric but the fabric must also be woven from North American spun yarn. A limited exemption to the rules of origin requirement for certain apparel assembled in Mexico from yarns and fabrics made outside of North America is scheduled to expire in December 2004. Certain importers have requested that the exemption be extended, while certain U.S. textile producers have argued for the exemption to expire, as continuation of the exemption would effectively provide Chinese and other Asian producers duty-free access to the U.S. market, at a time when they will also gain quota-free access to the U.S. market following the December 31, 2004 elimination of all quotas. Based on experience to date, NAFTA has had a favorable impact on the Company’s business.

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

     The growing U.S. trade deficit with China and decline in U.S. manufacturing jobs has resulted in numerous recent proposals to restrict imports from China. Critics of the U.S. government’s China trade policy have focused on the Chinese government’s policy of pegging its currency, the yuan, to the dollar, rather than letting it float freely and having its value determined by market forces. These critics have estimated that the yuan is undervalued by as much as 40 percent relative to the dollar, which enhances the competitiveness of Chinese exports in the United States. Pending legislation, such as U.S. Senate Bill S.1586, introduced on September 5, 2003, would impose tariffs on imports from China to offset China’s undervalued currency. Industry groups such as the National Council of Textile Organizations, the National Cotton Council, the American Manufacturing Trade Action Coalition, the Coalition for a Sound Dollar and the National Association of Manufacturers are lobbying the U.S. government to initiate dispute settlement proceedings in the WTO which, if successful, would require China to allow the value of its currency to be determined by market forces. An increase in the value of the Chinese yuan vis-à-vis the U.S. dollar would make the Company’s products more competitive with imports from China. However, the Company cannot predict at this time whether legislation will be adopted or the WTO lobbying efforts will be successful.

     In addition, the National Council of Textile Organizations and other textile and apparel manufacturing trade associations have filed several petitions seeking safeguard relief, requesting that the U.S. government take the following actions in response to recent increases in imports from China and Vietnam to enhance the competitiveness of U.S. textile and apparel manufacturers: (1) invoke the special China textile safeguard that was enacted into law when China joined the WTO; (2) maintain U.S. tariff levels in the Doha Round and require U.S. trading partners to reduce their tariffs to U.S. levels and remove non-tariff barriers; and (3) require a NAFTA-type yarn forward rule of origin, with no tariff preference levels, in future trade agreements such as the Central American Free Trade Agreement (“CAFTA”) and the Free Trade Area of the Americas (“FTAA”). There can be no assurance that any of these proposals will be implemented.

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

     In 1987, Graniteville was notified by the South Carolina Department of Health and Environmental Control (“DHEC”) that it had discovered certain contamination of a pond near Graniteville, South Carolina and that Graniteville may be one of the responsible parties. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and that other remediation alternatives either provided no significant benefit or themselves involved adverse effects. In 1995, Graniteville submitted a proposal regarding periodic monitoring of the site, to which DHEC responded with a request for additional information. Graniteville provided such information to DHEC in February 1996, and subsequently the Company has provided all reports required under the monitoring proposal. The Company is unable to predict at this time whether any further actions will be required with respect to the site or what the cost thereof may be. The Company has provided a reserve for management’s estimate of the cost of monitoring the site and believes the ultimate outcome of this matter will not have a material adverse effect on its results of operations or financial condition.

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

Associates

     At August 27, 2004, the Company had approximately 4,300 associates. None of the Company’s associates is covered by a collective bargaining agreement, and management believes that the Company’s relations with its associates are good.

ITEM 2. PROPERTIES

     The Company currently operates seventeen manufacturing facilities in the U.S., of which six are located in Alabama, three are located in Georgia and eight are located in South Carolina. The Company owns all seventeen of these facilities. Of the Company’s manufacturing facilities, ten produce yarn, four manufacture fabrics, three are dyeing facilities and four are engaged in fabric finishing. Additionally, the Company operates six warehouses, including one leased facility.

     The Company’s plants generally operate 24 hours a day, five to seven days a week throughout the year. The Company considers its plants and equipment to be in good condition and adequate for its current operations. The Company’s principal executive offices are located in Monroe, Georgia in a building owned by the Company. The

Company also has executive offices in Sylacauga, Alabama and Graniteville, South Carolina, which are located in buildings owned by the Company. All of the Company’s sales offices are leased from unrelated third parties.

ITEM 3. LEGAL PROCEEDINGS

     On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The Court subsequently dismissed Alabama Power as a defendant in the case, based on their motion for summary judgement. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ property, which allegedly interfered with the plaintiffs’ use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company and others (“Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiff’s counsel, which includes attorneys who acted as co-plaintiff’s counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court allowed the case to proceed to the discovery phase. On April 25, 2002, the trial court held a hearing on summary judgment motions and, on May 22, 2002, entered judgement as a matter of law in the Company’s favor on all counts except the narrow legal theory involving public nuisance tort. All parties are awaiting the court’s decision on certain evidentiary motions filed in anticipation of the trial, which if granted, could reduce the scope of the plaintiffs’ claims in the case. The trial has been scheduled to begin in February 2005. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

     The Company received a grand jury subpoena issued by the U.S. District Court for the Eastern District of North Carolina on January 20, 2004. The subpoena concerns the production of documents and records in connection with an investigation being conducted by the Antitrust Division of the U. S. Department of Justice relating generally to the manufacture, sale, purchase and distribution of open-end spun yarns. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial condition or results of operation. The Company is fully cooperating with the U.S. Department of Justice in its investigation.

     In separate actions initiated by third parties based upon the public disclosure of the investigation by the U.S. Department of Justice, the Company and various other defendants have been named in three class action complaints filed in the U. S. District Court for the Middle and Western Districts of North Carolina on May 12, May 28 and May 25, 2004, respectively, and one class action complaint filed in the Circuit Court for Shelby County, Tennessee on April 21, 2004. On August 26, 2004, two of the District Court cases were consolidated in the Middle District of North Carolina. The Western District of North Carolina case was voluntarily dismissed and re-filed in the Middle District of North Carolina. The Company anticipates the third case will be consolidated with the other two. All complaints seek, under antitrust laws, various damages and injunctive relief related to the pricing and sale of open-end yarns. These complaints are in preliminary procedural stages and do not have scheduled trial dates. The Company has moved to dismiss one of the District Court cases on the basis of a binding arbitration provision in the parties’ sales agreement. The Company intends to vigorously defend these cases and believes it has a number of defenses available to it. While the outcome of these cases cannot be predicted with certainty, the Company does not believe that the resolution of these cases will have a material adverse effect on the Company’s financial condition or results of operations.

     The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Company’s Class A Common Stock or Class B Common Stock (collectively, “Common Stock”). As of August 27, 2004 there were 128 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $3.8 million, $5.0 million and $2.5 million in respect of its outstanding Common Stock during fiscal 2002, 2003 and 2004, respectively.

     The Company has issued and outstanding $90.7 million aggregate principal amount of 101/4% Senior Subordinated Notes due 2013 (the “2013 Notes”) under an Indenture dated as of June 30, 2003 among the Company, Avondale Mills and Wachovia Bank, National Association, as trustee (the “Indenture”). The Indenture contains certain covenants that limit the Company’s ability to pay dividends.

     The Company has issued and outstanding $41.2 million aggregate principal amount of Senior Floating Rate Notes due 2012 (the “2012 Notes”). The 2012 Notes contain certain covenants that limit the Company’s ability to pay dividends.

     The Company maintains a secured five-year installment equipment note, executed July 30, 2002, with a balance outstanding of $13.5 million at August 27, 2004. The equipment note contains certain covenants that limit the Company’s ability to pay dividends.

     At August 27, 2004 there was no balance outstanding, other than obligations relating to three letters of credit issued in the aggregate amount of $1.6 million, under a $40 million revolving credit facility executed November 7, 2003 among Avondale Mills, its subsidiary Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation. The revolving credit facility contains certain covenants that limit the Company’s ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated statement of operations data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 27, 2004. Such data were derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

			Fiscal Year
	2000	2001	2002	2003	2004
	(In millions, except per share data and ratios)
Statement of Operations Data:
Net sales	$836.5	$772.8	$659.7	$590.9	$564.8
Gross profit	116.3	60.9	54.0	41.2	16.7
Restructuring charges, net	—	—	7.0	2.5	1.7
Operating income (loss)	77.9	27.9	18.7	12.6	(10.8)
Interest expense, net	20.2	20.4	18.4	19.0	17.8
Discount and expenses on sale of receivables	5.6	4.9	1.1	2.6	2.4
Loss (gain) on extinguishment of debt	—	—	—	3.2	(17.0)
Other expense (income), net	0.5	0.8	(0.5)	(0.1)	(2.9)
Income (loss) before income taxes	51.6	1.8	(0.3)	(12.2)	(11.1)
Provision for (benefit of) income taxes	18.6	0.5	(0.2)	(4.5)	(4.9)
Net income (loss)	33.0	1.3	(0.1)	(7.7)	(6.2)
Per Share Data:
Net income (loss) – basic	$2.61	$0.10	$(0.01)	$(0.62)	$(0.50)
Net income (loss) – diluted	2.57	0.10	(0.01)	(0.62)	(0.50)
Dividends declared	0.40	0.40	0.30	0.40	0.20
Weighted average number of shares outstanding – basic	12.7	12.5	12.5	12.5	12.4
Weighted average number of shares outstanding – diluted	12.8	12.7	12.5	12.5	12.4
Balance Sheet Data (at period end):
Total assets	$438.7	$453.0	$397.4	$359.5	$328.5
Long-term debt, including current portion	187.7	230.1	170.0	167.8	145.4
Shareholders’ equity	134.5	130.0	130.3	116.0	107.3
Other Data:
Capital expenditures	$30.5	$91.1	$13.1	$16.7	$6.3
Depreciation and amortization	42.8	46.4	45.5	42.2	37.3
Adjusted EBITDA(1)	115.5	75.5	67.9	60.3	37.7
Ratio of Adjusted EBITDA to interest expense, net and discount and expenses on sale of receivables	4.5x	3.0x	3.5x	2.8x	1.9
Ratio of earnings to fixed charges(2)	2.9x	1.1x	—	—	—

(1)	Adjusted EBITDA is a supplemental non-GAAP financial measure. EBITDA is commonly defined as net income (loss) plus (a) interest expense, (b) provision for (benefit of) income taxes and (c) depreciation and amortization. The Company’s definition of Adjusted EBITDA differs due to the further addition to net income (loss) of (a) discount and expenses on sale of receivables, (b) gain on extinguishment of debt, (c) restructuring non-cash charges and (d) adjustment of carrying value of inventories to LIFO basis, net of market adjustments. Adjusted EBITDA is presented because management believes that it is a widely accepted indicator of a company’s ability to service its indebtedness and is used by investors and analysts to evaluate companies within the textile and apparel industry. In addition, Adjusted EBITDA is used to determine compliance with certain covenants under the Company’s receivables securitization, revolving credit facility, equipment note, the 2013 Notes and the 2012 Notes.

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

The following table reconciles Adjusted EBITDA on a consolidated basis to the line on the Company’s consolidated statement of operations entitled net income (loss) for the periods presented in the table above:

	Fiscal Year
	2000	2001	2002	2003	2004
Net income (loss)	$33.0	$1.3	$(0.1)	$(7.7)	$(6.2)
Interest expense, net	20.2	20.4	18.5	19.0	17.8
Provision for (benefit of) income taxes	18.6	0.5	(0.2)	(4.5)	(4.9)
Depreciation and amortization	42.8	46.4	45.5	42.2	37.3

EBITDA	114.6	68.6	63.7	49.0	44.0
Discount and expenses on sales of receivables	5.6	4.9	1.1	2.6	2.4
Loss (gain) on extinguishment of debt	—	—	—	3.2	(17.0)
Restructuring charges, net and other equipment disposals (non-cash portion)	—	—	5.3	4.2	3.1
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	(4.7)	2.0	(2.2)	1.3	5.2

Adjusted EBITDA	$115.5	$75.5	$67.9	$60.3	$37.7

(2)	The ratio of earnings to fixed charges is computed by dividing income before income taxes plus fixed charges, by fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of deferred financing costs, loss on extinguishment of debt, discount and expenses on sale of receivables and the portion of capital lease payments that is representative of interest or financing charges. For fiscal 2002, 2003 and 2004, earnings were insufficient to cover fixed charges by $0.4 million, $12.2 million and $7.9 million, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

Overview

     The Company is a leading domestic manufacturer and marketer of cotton and cotton-blend fabrics and yarns used in the production of casual apparel and, to a lesser extent, home furnishings and industrial products. The Company designs, manufactures and markets a broad line of indigo-dyed denim for both branded and private label apparel producers of denim jeans, slacks, shorts, skirts and jackets as well as non-apparel producers of denim luggage, bags and other products. The Company also designs and manufactures an extensive line of piece-dyed sportswear and workwear fabrics. The Company’s sportswear fabrics are marketed to both branded and private label producers of casual, or khaki, slacks, shorts and skirts. The Company’s workwear fabrics are marketed to producers of uniforms, career apparel and other workwear (shirts, slacks and jackets) that are distributed through either the rental or retail channels. The Company manufactures cotton and cotton-blend yarns, which are sold to knitters and weavers of apparel fabrics. The Company also manufactures greige and specialty fabrics, which are sold to the apparel, home furnishings and industrial markets. In fiscal 2004, the Company sold fabrics and yarns to approximately 800 customers, including many of the world’s leading apparel companies.

     General business conditions in the textile industry have been very challenging. The Company believes the strength of the U.S. dollar in comparison to the Chinese yuan and currencies of other Asian countries continues to promote the importation of goods from those countries by United States retailers, exacerbating the already highly competitive market conditions resulting from the imbalance of global supply and demand for textile and apparel products. In fiscal 2004, the Company had net sales and a net loss of $564.8 million and ($6.2) million, respectively.

     The Company believes many of the factors affecting its operating performance during fiscal 2004, including global over-supply of textile and apparel products and the relative strength of the U.S. dollar compared to the Chinese yuan and currencies of other Asian countries, will continue into fiscal 2005. In addition, the elimination of all import quotas under the WTO effective December 31, 2004 adds to the uncertainties facing the domestic textile industry. However, increases in sales volumes and reductions in raw material costs are expected to yield improvement in margins and operating cash flow during fiscal 2005. The Company remains focused on cost reduction initiatives, new product development and working capital management.

Results of Operations

     The Company operates principally in three segments: apparel fabrics, yarns and other sales.

     The table below sets forth for the periods indicated statement of operations data expressed as a percentage of net sales:

	Fiscal Year
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Apparel fabric sales	78.4	79.6	74.4
Yarn sales	28.7	28.4	31.6
Other sales	10.7	11.2	10.6
Intersegment sales	(17.8)	(19.2)	(16.6)
Cost of goods sold:
Raw materials	34.8	30.7	40.4
Conversion costs	50.2	55.3	50.1
Total	85.0	86.0	90.5
Depreciation	6.8	7.1	6.5
Selling and administrative expenses	4.3	4.4	4.6
Restructuring charges, net	1.1	0.4	0.3
Operating income	2.8	2.1	(1.9)
Interest expense, net	2.8	3.2	3.2
Discount and expenses on sales of receivables	0.2	0.4	0.4
Loss (gain) on extinguishment of debt	—	0.6	(3.0)
Provision for income taxes	(0.0)	(0.8)	(0.9)
Net income	(0.0)	(1.3)	(1.1)

Fiscal 2004 Compared to Fiscal 2003

     Net Sales. Net sales decreased 4.4% to $564.8 million for fiscal 2004 from $590.9 million for fiscal 2003, as the Company experienced intensely competitive conditions in its markets. The decline in net sales in fiscal 2004 primarily reflected lower unit volume for all segments, as imported apparel continued to capture market share of domestic retail sales and weak employment and economic conditions within the United States impacted consumer demand. Selling prices remained very competitive reflecting the significant uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial distress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions

     Operating Income. Company operations produced an operating loss of ($10.9) million for fiscal 2004 compared to an operating income of $12.6 million for fiscal 2003. The operating loss reflected a significant increase in raw material costs, partially offset by improved unit cost absorption generated through the Company’s capacity rationalization programs. In addition, largely due to the increase in raw material costs, the Company incurred a non-cash charge of $5.2 million to adjust the carrying value of inventories to LIFO basis, net of market adjustment, for fiscal 2004 compared to a charge of $1.3 million for fiscal 2003. Consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics in lieu of outside purchases continued to provide higher overall capacity utilization. Cost of goods sold increased 0.7% to $511.3 million for fiscal 2004 from $507.8 million for fiscal 2003, reflecting the significant increase in raw material costs. Cost of goods sold as a percentage of net sales increased to 90.5% for fiscal 2004 from 86.0% for fiscal 2003.

Results of Operations (continued)

     Selling and administrative expenses decreased 0.8% to $25.9 million for fiscal 2004 from $26.1 million for fiscal 2003. Selling and administrative expenses increased to 4.6% of net sales for fiscal 2004 from 4.4% for fiscal 2003, primarily due to the decline in net sales.

     Segment Performance. Apparel fabric sales decreased 10.6% to $420.3 million for fiscal 2004 from $470.2 million for fiscal 2003. The decline in sales reflected a 10.5% decrease in yards sold as demand for denim and other bottom-weight fabrics weakened, while average selling price remained relatively flat over the respective periods. Operating income for apparel fabrics decreased 83.5% to $4.7 million for fiscal 2004 from $28.5 million for fiscal 2003, primarily due to higher raw material costs and the reduced unit volume.

     Yarn sales, including intra-company sales to the apparel fabric operation, increased 6.6% to $178.6 million for fiscal 2003 from $167.5 million for fiscal 2003. Pounds invoiced declined 12.6%, primarily reflecting the closure of a yarn manufacturing facility in North Carolina and reduced yarn requirements of the apparel fabrics operation. Average invoice price increased 22.0% as improved market demand for certain yarn products and higher raw material costs helped increase both outside invoice prices and intra-company transfer prices. Yarn operating income was $1.1 million for fiscal 2004 compared to an operating income of $46,000 for fiscal 2003, as the increase in average invoice price offset the higher raw material costs.

     Other sales, which include sales of greige and specialty fabrics and revenue from the Company’s trucking operation, decreased 9.5% to $59.8 million for fiscal 2004 from $66.1 million for fiscal 2003. The decrease in other sales was primarily attributable to decreased intra-company sales of greige fabrics to the apparel fabric operations. Operating income for other sales increased 11.4% to $4.9 million for fiscal 2004 from $4.4 million for fiscal 2003, reflecting improved market demand for certain higher margin specialty fabrics products.

     Intersegment sales decreased 16.8% percent to $93.9 million for fiscal 2004 from $112.9 million for fiscal 2003, primarily reflecting the decrease in consumption of internally produced yarns and greige fabrics by the apparel fabrics operation.

     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Interest Expense, Net. Interest expense, net decreased 6.3% to $17.8 million for fiscal 2004 from $19.0 million for fiscal 2003, due to lower average outstanding borrowings and lower market interest rates applicable to those borrowings.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables decreased 7.7% to $2.4 million for fiscal 2004 compared to $2.6 million for fiscal 2003, primarily reflecting a net decrease in accounts receivable sold under the securitization facility.

     Gain on Extinguishment of Debt. In the third and fourth quarters of fiscal 2004, the Company recorded a $17.0 million net gain on early extinguishment of debt related to a partial exchange of its 2013 Notes, net of the write-off of $1.1 million of unamortized financing costs related to the original issuance of the 2013 Notes. The Company executed a series of private transactions, exchanging $59.3 million of the 2013 Notes for $41.2 million of the 2012 Notes as further described under “Senior Notes” in Liquidity and Capital Resources.

     Provision for Income Taxes. An income tax benefit of ($4.9) million was recorded for fiscal 2004 compared to an income tax benefit of ($4.5) million for fiscal 2003. The Company’s effective tax rate for fiscal 2004 was 44.1% of the pre-tax loss, compared to 36.7% of the pre-tax loss for fiscal 2003. The fiscal 2004 effective tax rate reflected permanent differences generated from charitable contribution deductions of the appreciated value of certain donated property.

Results of Operations (continued)

     Restructuring Charges, net. In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, have improved capacity utilization of the Company’s remaining facilities and lowered costs per unit produced. No reduction in net sales is anticipated as a result of this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand have been maintained. Certain equipment has been relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities. Other excess equipment has been sold, generating a gain of approximately $1.8 million. In connection with these actions, the Company recorded restructuring charges and other non-operating costs of approximately $1.7 million, net of the gain on equipment sold, during the third and fourth quarters of fiscal 2004.

     At August 27, 2004, a North Carolina yarn plant closed in January 2002, an Alabama yarn plant closed in May 2003 and the North Carolina yarn plant closed in May 2004 remain unsold and are included at estimated net realizable values in assets held for sale in the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2003 Compared to Fiscal 2002

     Net Sales. Net sales decreased 10.4% to $590.9 million for fiscal 2003 from $659.7 million for fiscal 2002, as the Company experienced intensely competitive conditions in its markets. The decline in net sales in fiscal 2003 primarily reflected lower unit volume in all segments, as domestic retail sales of apparel continued to reflect weak consumer demand. Selling prices remained very competitive reflecting the significant uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial duress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions

     Operating Income. Operating income decreased 32.6% to $12.6 million for fiscal 2003 from $18.7 million for fiscal 2002. The decrease in operating income primarily reflected the decline in unit volume and corresponding reductions in unit cost absorption and operating efficiencies, as well as the $2.5 million restructuring charge recorded in the third quarter of fiscal 2003. The effects of the reduced volume were partially offset during the first three fiscal quarters of 2003 by lower raw material costs. However, raw material costs trended upward late in fiscal 2003, contributing to substantially lower operating income in the fourth quarter. Consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics in lieu of outside purchases continued to provide higher overall capacity utilization. Cost of goods sold decreased 9.5% to $507.8 million for fiscal 2003 from $560.8 million for fiscal 2002, primarily reflecting the reduction in unit sales. Cost of goods sold as a percentage of net sales increased to 86.0% for fiscal 2003 from 85.0% for fiscal 2002, primarily reflecting the diminished unit cost absorption.

     Selling and administrative expenses decreased 7.8% to $26.1 million for fiscal 2003 from $28.3 million for fiscal 2002 reflecting a reduction in certain associate benefits and performance based incentives. Selling and administrative expenses increased to 4.4% of net sales for fiscal 2003 from 4.3% for fiscal 2002, primarily due to the decline in net sales.

     Segment Performance. Apparel fabrics sales decreased 9.0% to $470.2 million for fiscal 2003 from $516.9 million for fiscal 2002. The decline in sales reflected a 8.3% decrease in yards sold as demand for denim and other bottom-weight fabrics weakened, while average selling price decreased slightly. Operating income for apparel fabrics decreased 28.8% to $28.5 million for fiscal 2003 from $40.0 million for fiscal 2002, primarily due to the reduced unit volume.

Results of Operations (continued)

     Yarn sales, including intra-company sales to the apparel fabrics operation, decreased 11.4% to $167.5 million for fiscal 2003 from $189.1 million for fiscal 2002. This reflects a 10.0% decrease in pounds sold and a 1.6% decrease in average selling price. Market pricing for sales yarns remained very competitive, reflecting continued excess production capacity within the domestic industry and importation of yarns and knitted apparel, predominately from Asia. Yarn operating income was $46,000 for fiscal 2003 compared to an operating loss of ($4.3) million for fiscal 2002, primarily due to lower raw material costs in the first three fiscal quarters of fiscal 2003 and a reduction in sales of commodity open-end yarns following the closure of yarn manufacturing facilities during fiscal 2002 and 2003.

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

     Intersegment sales decreased 3.4% percent to $112.9 million for fiscal 2003 from $116.9 million for fiscal 2002, primarily reflecting a decrease in consumption of internally produced yarns by the apparel fabrics operation.

     Interest Expense, Net. Interest expense, net increased 3.3% to $19.0 million for fiscal 2003 from $18.4 million for fiscal 2002. Although average outstanding borrowings were lower during the majority of fiscal 2003, the increase reflected higher average interest rates applicable to the revolving credit agreement, as amended, and additional interest incurred in July 2003 while the 10.25% Senior Subordinated Notes due 2006 (the “2006 Notes”) and the 2013 Notes were both outstanding. For discussion, see “Note 10 Long-term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. In addition, net interest expense for fiscal 2002 was reduced by $1.7 million for interest received in conjunction with a refund of income taxes. For discussion of the income tax refund, see “Note 9 Income Taxes” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

     Provision for Income Taxes. An income tax benefit of ($4.5) million was recorded for fiscal 2003 compared to an income tax benefit of ($0.2) million for fiscal 2002, reflecting the increased loss before income taxes. The Company’s effective tax rate for fiscal 2003 was 36.7% of the pre-tax loss, compared to 63.6% of the pre-tax income for fiscal 2002. The fiscal 2002 effective tax rate reflected minor permanent differences affecting the fiscal 2002 provision for income taxes and the nominal level of the fiscal 2002 operating loss.

Results of Operations (continued)

     Restructuring Charges, net. In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabrics operation was shifted to another manufacturing facility within the Company. In connection with this action, the Company recorded restructuring charges and other non-operating costs of approximately $2.5 million during the third quarter of fiscal 2003.

Liquidity and Capital Resources

General

     The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its revolving credit facility and equipment note, and proceeds received in connection with sales of trade receivables and issuance of equity and debt securities. At August 27, 2004, the Company had no borrowings outstanding under the revolving credit facility and $28.0 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit and required minimum availability. In addition, at August 27, 2004, $13.5 million of the equipment note, $41.2 million aggregate principal amount of the 2012 Notes and $90.7 million aggregate principal amount of the 2013 Notes (the 2012 Notes and 2013 Notes are fully and unconditionally guaranteed by the Company) were outstanding.

Revolving Credit Facility

     The Company maintains a senior secured revolving credit facility, which was executed with General Electric Capital Corporation (“GECC”) on November 7, 2003, replacing a revolving credit facility previously provided by a group of lenders. The revolving credit facility provides aggregate borrowing availability up to $40 million, including letter of credit availability up to $10 million, based on levels of qualified inventory collateral and certain required minimum availability.

     The term of the revolving credit facility extends through the earlier of August 29, 2007, or the date at which the Receivables Securitization Facility terminates, unless replaced by another securitization facility with GECC or an affiliate of GECC. Borrowing availability under the new revolving credit facility is based on specified percentages of Avondale Mills’ raw material, work in process, greige fabric and finished good inventories, less applicable reserves. The revolving credit facility is secured by the Company’s inventories, equipment (other than that securing the equipment note), accounts receivable (not sold under the Receivables Securitization Facility), certain of the Company’s deposit and investment accounts, and the capital stock and limited liability company interests of all subsidiaries of the Company. The Company and Avondale Mills Graniteville Fabrics, Inc. have guaranteed the obligations of Avondale Mills under the revolving credit facility.

     With respect to advances drawn under the revolving credit facility, the Company can designate interest rates equal to the Eurodollar rate (adjusted for reserves) plus a specified number of basis points or the reported prime rate plus a specified number of basis points. A commitment fee is payable monthly on the average unused portion of the revolving credit facility. The Company is required to pay certain audit and administrative fees relating to the revolving credit facility, and is subject to specified prepayment premiums if the facility commitment is reduced or terminated prior to the second anniversary of the closing date.

     Covenants of the revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that combined excess availability under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks. At August 27, 2004, combined excess availability under these two facilities was approximately $53 million. These covenants limit the Company’s ability to pay dividends.

Liquidity and Capital Resources (continued)

Swap Agreements

     The Company has used interest rate swap agreements to effectively fix the interest rate with respect to the borrowings outstanding under the revolving credit facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the revolving credit facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. There have been no such swap agreements outstanding since November 2003.

Equipment Note

     The equipment note, a secured five-year installment loan, was executed with The CIT Group/Equipment Financing, Inc. (“CIT”) on July 30, 2002 in the amount of $20.0 million. The equipment note is to be repaid in 53 monthly payments of approximately $360,000 commencing March 1, 2003 and a final payment of approximately $896,000 on August 1, 2007. Interest accrues on the unpaid principal balance of the equipment note at a rate established annually on August 1 at LIBOR plus a specified number of basis points, and is paid monthly commencing September 1, 2002 through the final payment date. The Company may, at its one time option, elect a fixed interest rate for the remaining term of the equipment note based on the Federal Reserve “Interest Rate Swap” rate of interest, as quoted for the term closest to the remaining term of the equipment note, plus a specified number of basis points. The equipment note is secured by a senior lien on substantially all of the equipment of two plant locations, which had a carrying value of approximately $29.6 million at August 27, 2004. The equipment note contains customary covenants, including requirements to maintain certain financial covenants, and includes provisions relating to cross acceleration to other debt obligations of the Company.

Receivables Securitization Facility

     Established on August 30, 2002 and as subsequently amended, the Company and its wholly-owned, special purpose subsidiary, Avondale Funding, LLC (“Funding”), maintain an arrangement (“Receivables Securitization Facility”) with GECC, an independent issuer of receivables-backed commercial paper, to provide financing of up to $75 million through the sale of undivided interests in certain trade receivables (“Receivables”) originated by the Company. The receivables securitization facility extends until the earlier of 90 days before the specified final purchase date, August 29, 2007, or certain specified termination dates. The Receivables Securitization Facility replaced a previous receivables securitization facility with a bank. The Company has been engaged by Funding and GECC to service the receivables.

     Funding is a separate corporate entity with its own creditors who, in the event of Funding’s liquidation, will be entitled to a claim on Funding’s assets prior to any distribution to the Company.

     Pursuant to the Receivables Securitization Facility, the Company sells, or transfers as a contribution of capital, the Receivables, at a discount and without recourse, to Funding, whose sole business is the acquisition and financing of the Receivables. Funding sells an undivided interest in a specified portion of the Receivables to GECC to provide the funds required by Funding to purchase the Receivables from the Company. Proceeds from the collection of the Receivables are used by Funding to purchase additional Receivables from the Company, repay GECC in the event that sufficient additional Receivables are not available to maintain GECC’s investment, or pay fees and expenses. At August 27, 2004, the outstanding amount of GECC’s investment in the Receivables was $42.0 million.

Liquidity and Capital Resources (continued)

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

     The Receivables Securitization Facility contains customary covenants, including requirements to maintain certain financial ratios, and includes provisions relating to cross defaults to other debt obligations of the Company. In conjunction with the execution of the senior secured revolving credit facility with GECC on November 7, 2003, the Company executed an amendment to the Receivables Securitization Facility adopting the same financial covenants as provided in the revolving credit facility.

Senior Notes

     In the third and fourth quarters of fiscal 2004, Avondale Incorporated and its wholly-owned subsidiary, Avondale Mills, Inc., executed a series of privately negotiated transactions, exchanging $59.3 million of the 2013 Notes for $41.2 million of the 2012 Notes. The 2012 Notes are unsecured, but are ranked pari pasu in right of payment with other senior indebtedness of the Company. Interest on the 2012 Notes is due quarterly in arrears commencing October 1, 2004, and is calculated based on the applicable three month LIBOR rate (subject to a minimum of 1.75% and a maximum of 4.5%) plus 7.0%.

     After July 1, 2005, the 2012 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 104.0%, which declines in intervals to 100.0% in 2009 and thereafter. The 2012 Notes contain certain provisions substantially identical to the 2013 Notes, including, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. From time to time, the Company may enter into additional exchange offers and/or purchase its 2013 Notes in privately negotiated or open market transactions or by tender offer.

     In connection with the exchanges, the Company received waivers of certain restrictions provided under its revolving credit facility with GECC and amended certain covenants provided under its equipment loan with CIT. The Company also entered into a trustee agreement with Wachovia Bank, N.A. (“Wachovia”) whereby Wachovia agreed to act as trustee for the 2012 Notes.

     The securities offered in the exchanges have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Senior Subordinated Notes

     The Company has $90.7 million of the 2013 Notes outstanding, after the partial exchange of notes during fiscal 2004 discussed below. The Company originally issued $150.0 million of the 2013 Notes at par in a private placement to qualified institutional buyers on June 30, 2003. On October 21, 2003, the Company completed an offer to exchange the unregistered notes for new notes with substantially identical terms that are registered under the securities act. The 2013 Notes, which mature on July 1, 2013, are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the 2013 Notes is due semiannually, on January 1 and July 1, commencing January 1, 2004. Proceeds from the sale of the 2013 Notes were used to redeem the 2006 Notes, to repay indebtedness outstanding under the revolving credit facility and for general corporate purposes.

Liquidity and Capital Resources (continued)

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

     The indenture under which the 2013 Notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of net income, or less 100% of all net losses, all calculated on an accumulative basis subsequent to the date of the indenture. With the loss reported for fiscal 2004, the covenants of the indenture prohibit further payment of dividends or purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.

Covenant Compliance

     At August 27, 2004, the Company was in compliance with the covenants of the revolving credit facility, equipment note, 2012 Notes, indenture of the 2013 Notes and the Receivables Securitization Facility.

Capital Expenditures and Cash Flows Analysis

     The Company’s capital expenditures aggregated $6.3 million for fiscal 2004. These expenditures were used primarily to complete routine maintenance projects. Management estimates that capital expenditures for fiscal 2005 will be approximately $10.0 million, and that such amounts will be used primarily for general maintenance of facilities and equipment.

     Net cash used by operating activities was $2.0 million in fiscal 2004. Principal working capital changes included a $10.9 million increase in accounts receivable and $11.0 million decrease in accounts receivable sold under the securitization facilities, a $4.6 million reduction in inventories, and a $5.8 million increase in accounts payable and accrued expenses. The Company’s investing activities were primarily the capital improvements described above and proceeds from the disposal of manufacturing equipment of approximately $6.9 million. Net cash used by financing activities aggregated $6.9 million, including a net decrease in long term debt of $4.3 million and payment of $2.5 million in dividends on outstanding common stock.

     Net cash provided by operating activities was $35.3 million in fiscal 2003. Principal working capital changes included a $35.4 million decrease in accounts receivable and $21.3 million decrease in accounts receivable sold under the securitization facilities, a $4.1 million reduction in inventories, and a $15.2 million decrease in accounts payable and accrued expenses. The Company’s investing activities were primarily the capital improvements of $16.7 million and proceeds from the disposal of manufacturing equipment of approximately $3.9 million. Net cash used by financing activities aggregated $11.6 million, including the issuance of senior subordinated notes due 2013 of $150.0 million, redemption of senior subordinated notes due 2006 of $127.1 million, including prepayment premium, a net decrease in the revolving credit facility and other long term debt of $27.2 million, payment of $5.0 million in dividends on outstanding common stock and the purchase and retirement of treasury stock of $2.3 million.

Liquidity and Capital Resources (continued)

     Net cash provided by operating activities was $71.7 million in fiscal 2002. Principal working capital changes included a $9.1 million increase in accounts receivable and $12.4 million increase in accounts receivable sold under the securitization facilities, a $12.7 million reduction in inventories, and a $2.6 million increase in accounts payable and accrued expenses. The Company’s investing activities were primarily capital improvements of $13.0 million. Net cash used by financing activities aggregated $59.4 million, including issuance of the equipment note of $20.0 million, a net decrease in the revolving credit facility and other long term debt of $80.2 million and $3.8 million used to pay dividends on common stock.

     The table below summarizes the Company’s outstanding contractual obligations as of August 27, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Long-term debt	$145,364	$4,325	$9,186	$—	$131,853
Operating leases	5,656	2,248	3,142	266	—
Equipment purchase orders	1,325	1,325	—	—	—
Raw material purchase orders	52,733	52,733	—	—	—

Total	$205,078	$60,631	$12,328	$266	$131,853

     For discussion related to contractual obligations, see “Note 10 Long-Term Debt” and “Note 13 Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statement and Supplemental Data of this Annual Report on Form 10-K.

     Management believes that cash generated from operations, together with borrowings available under the senior secured revolving credit facility and proceeds received in connection with sales of trade receivables, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future. The Company will also continue to consider other options available to it in connection with future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

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

     Inventories: Inventories are stated at the lower of cost or market value. Except for certain supply inventories valued on an average cost basis, the costs of the Company’s inventories are determined on a last-in, first-out (“LIFO”) basis. Under LIFO, current material and conversion costs are charged to cost of goods sold while inventories remain valued using costs incurred in the initial and subsequent fiscal years following election of the LIFO method. In periods of declining prices, LIFO values may exceed current replacement market values and require downward adjustment. Estimates, including the estimated costs to complete work in process inventories and the estimated realizable values of all inventories, are used in determining the lower of LIFO cost or market. During periods when current costs or inventory quantities fluctuate significantly, use of the LIFO method may yield cost of goods sold that differs significantly from that which would result under other inventory methods.

     Long-Lived Assets: The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, assets held for sale and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis. Estimated recoverability of long-lived asset values is based on anticipated undiscounted and discounted cash flows from operations, as appropriate, or in the case of assets held for sale, the lower of historical carrying amount or estimated net realizable value. Management periodically reviews the values assigned to these assets and if additional information becomes available which indicates a decline in value, makes adjustments in that period.

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

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” of this Annual Report on Form 10-K for the fiscal year ended August 27, 2004. The Company is not currently a party to litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s financial condition or results of operations.

New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the accounts of a variable interest entity to be included in the consolidated financial statements of a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires certain disclosures regarding a variable interest entity in which a company has a significant variable interest but is not required to include its accounts in the company’s consolidated financial statements. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for entities existing on or before January 31, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The Company has evaluated the provisions of this interpretation and concluded that the interpretation has no effect on the consolidated financial statements of the Company since Funding is a qualified special purpose entity.

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

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. Statement No. 150 is generally effective for the first fiscal interim period beginning after December 15, 2003. The adoption of the provisions of Statement No. 150 had no impact on the Company’s consolidated financial statements.

     In December 2003, the Financial Accounting Standards Board amended and reissued Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires companies to provide additional disclosures about retirement plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to extended annual disclosures, companies are required to report the various elements of pensions and other postretirement benefit costs on a quarterly basis. The Company has adopted amended Statement No. 132 effective with the third fiscal quarter ended May 28, 2004, and the required disclosures are included in Note 11 of the Company’s consolidated financial statements under Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. As Statement No. 132 only provides for additional disclosures and does not impact the accounting for the Company’s post retirement benefit plans, the adoption of this Statement had no impact on the reported amounts in the Company’s consolidated financial statements.

     In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Staff Position No. 106-2 requires an employer to initially account for any subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as an actuarial experience gain to the accumulated postretirement benefit obligation, which would be amortized over future service periods. Future subsidies would reduce service cost each year. The provisions of Staff Position No. 106-2 are generally effective for fiscal interim periods beginning after July 15, 2004. The Company is currently evaluating the impact of Staff Position No. 106-2 on its consolidated financial statements.

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

     Forward-looking statements reflect management’s current expectations and are not guarantees of performance. Such statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding product demand, selling prices, raw material costs, timing and cost of capital expenditures, cost of environmental compliance, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, all the risks described under the heading “Risk Factors” in the Company’s Current Report on Form 8-K dated June 20, 2003 and the following:

•	cyclical and competitive nature of the textile industry;

•	pressures on selling prices due to competitive and economic conditions;

•	deterioration of relationships with, or loss of, significant customers;

•	strength of the U.S. dollar versus the currencies of other textile producing countries;

•	changes in trade policies, including textile and apparel tariffs, and the elimination of import quotas under the WTO effective December 31, 2004;

•	ability to identify and respond to fashion trends;

•	availability and pricing of cotton and other raw materials;

•	changes in government policies affecting raw material costs, including the impact of WTO rulings against the U.S. agricultural support programs;

•	availability and desirability of technological advancements;

•	retention of key management personnel;

•	continued availability of financial resources;

•	changes in environmental, health and safety regulations; and

•	political or military responses to terrorist activities.

     You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Other Data

     Adjusted EBITDA is a supplemental non-GAAP financial measure. Adjusted EBITDA is presented because management believes that it is a widely accepted indicator of a company’s ability to service its indebtedness and is used by investors and analysts to evaluate companies within the textile and apparel industry. In addition, Adjusted EBITDA is used to determine compliance with certain covenants under the Company’s receivables securitization, revolving credit facility, equipment note, the 2013 Notes and the 2012 Notes, and is calculated by the Company as follows (amounts in thousands):

	Fiscal Year
	2002	2003	2004
Net income (loss)	$(130)	$(7,738)	$(6,237)
Interest expense, net	18,449	19,034	17,788
Benefit of income taxes	(227)	(4,495)	(4,915)
Depreciation and amortization	45,538	42,204	37,268

EBITDA	63,630	49,005	43,904
Discount and expenses on sale of receivables	1,117	2,596	2,419
Loss (gain) on extinguishment of debt	—	3,236	(17,000)
Restructuring charges, net and other equipment disposals (non-cash portion)	5,330	4,140	3,140
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	(2,150)	1,335	5,210

Adjusted EBITDA	$67,927	$60,312	$37,673

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company’s variable rate borrowings may affect the Company’s earnings. Assuming the revolving credit facility and 2012 Notes outstanding at August 27, 2004 remain in effect throughout fiscal 2005, a 10% change in the effective average interest rate would not have a material effect on the Company’s pretax earnings for fiscal 2005. In addition, a 10% change in interest rates would not have a material effect on the fair value of the Company’s 2012 Notes.

     Increases or decreases in the market price of cotton may affect the valuation of the Company’s inventories and fixed purchase commitments and, accordingly, the Company’s earnings. The potential decline in fair value of these inventories and fixed purchase commitments resulting from a 10% decline in market prices is estimated to be approximately $7.1 to $8.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AVONDALE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 30, 2002, August 29, 2003
and August 27, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Avondale Incorporated:

     We have audited the accompanying consolidated balance sheets of Avondale Incorporated and subsidiaries as of August 27, 2004 and August 29, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended August 27, 2004. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avondale Incorporated and subsidiaries as of August 27, 2004 and August 29, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 27, 2004 in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the Index at Item 15(a) has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DIXON HUGHES PLLC

Atlanta, Georgia
October 8, 2004

AVONDALE INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 29,	August 27,
	2003	2004
ASSETS
Current assets
Cash and cash equivalents	$13,769	$5,481
Accounts receivable, less allowance for doubtful accounts of $1,867 in 2003 and $1,015 in 2004	29,157	50,975
Inventories	82,887	78,282
Prepaid expenses	1,980	1,275
Income taxes refundable	2,825	506

Total current assets	130,618	136,519
Assets held for sale	2,640	1,037
Property, plant and equipment
Land	6,484	6,289
Buildings	79,647	75,771
Machinery and equipment	497,213	465,647

	583,344	547,707
Less accumulated depreciation	(367,759)	(365,755)

	215,585	181,952
Goodwill	2,951	2,951
Other assets	7,712	6,023

	$359,506	$328,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,724	$24,167
Accrued compensation, benefits and related expenses	9,280	10,440
Accrued interest	2,726	2,403
Other accrued expenses	9,785	9,340
Long-term debt due in one year	4,325	4,325

Total current liabilities	44,840	50,675
Long-term debt	163,512	141,039
Deferred income taxes and other long-term liabilities	35,203	29,439
Commitments and contingencies
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized; issued and outstanding — 11,402 shares in 2003 and 11,394 shares in 2004	114	114
Class B, $.01 par value; 5,000 shares authorized; issued and outstanding — 979 shares in 2003 and 2004	10	10
Capital in excess of par value	39,194	39,170
Accumulated other comprehensive loss	(151)	—
Retained earnings	76,784	68,035

Total shareholders’ equity	115,951	107,329

	$359,506	$328,482

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	August 30,	August 29,	August 27,
	2002	2003	2004
Net sales	$659,735	$590,862	$564,777
Operating costs and expenses
Cost of goods sold	560,794	507,846	511,305
Depreciation	44,956	41,842	36,732
Selling and administrative expenses	28,289	26,143	25,909
Restructuring charges, net	7,000	2,450	1,680

Operating income (loss)	18,696	12,581	(10,849)
Interest expense, net	18,449	19,034	17,788
Discounts and expenses on sales of receivables	1,117	2,596	2,419
Loss (gain) on extinguishment of debt	—	3,236	(17,000)
Other income, net	(513)	(52)	(2,904)

Loss before income taxes	(357)	(12,233)	(11,152)
Benefit of income taxes	(227)	(4,495)	(4,915)

Net loss	$(130)	$(7,738)	$(6,237)

Per share data
Net loss – basic	$(.01)	$(.62)	$(.50)

Net loss – diluted	$(.01)	$(.62)	$(.50)

Dividends declared	$.30	$.40	$.20

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock Issued		Capital in Excess of	Accumulated Other Comprehensive	Retained	Total Shareholders
	Shares	Amount	Par Value	Loss	Earnings	Equity
Balance at August 31, 2001	12,531	$125	$39,669	$(561)	$90,768	$130,001
Refund of prior year income taxes	—	—	—	—	4,471	4,471
Net loss	—	—	—	—	(130)	(130)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(328)	—	(328)
Cash dividends ($0.30 per share)	—	—	—	—	(3,759)	(3,759)

Balance at August 30, 2002	12,531	125	39,669	(889)	91,350	130,255
Net loss	—	—	—	—	(7,738)	(7,738)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	738	—	738
Cash dividends ($0.40 per share)	—	—	—	—	(4,990)	(4,990)
Purchase and retirement of treasury stock	(150)	(1)	(475)	—	(1,838)	(2,314)

Balance at August 29, 2003	12,381	124	39,194	(151)	76,784	115,951
Net loss	—	—	—	—	(6,237)	(6,237)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	151	—	151
Cash dividends ($0.20 per share)	—	—	—	—	(2,476)	(2,476)
Purchase and retirement of treasury stock	(8)	—	(24)	—	(36)	(60)

Balance at August 27, 2004	12,373	$124	$39,170	$—	$68,035	$107,329

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	August 30,	August 29,	August 27,
	2002	2003	2004
Operating activities
Net loss	$(130)	$(7,738)	$(6,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	45,538	42,204	37,268
Provision for (benefit of) deferred income taxes	3,534	(4,913)	(5,036)
Loss (gain) on disposal of equipment and restructuring charges, net	5,379	2,175	(2,127)
Loss (gain) on extinguishment of debt	—	3,236	(17,000)
Sales of accounts receivable, net	12,390	(21,313)	(10,971)
Changes in operating assets and liabilities
Accounts receivable	(9,122)	35,461	(10,847)
Inventories	12,725	4,059	4,605
Other assets and liabilities, net	(1,198)	(2,664)	2,516
Accounts payable and accrued expenses	2,559	(15,229)	5,835

Net cash provided by (used in) operating activities	71,675	35,278	(1,994)
Investing activities
Purchase of property, plant and equipment	(13,086)	(16,703)	(6,298)
Proceeds from sale of property, plant and equipment and assets held for sale	739	3,938	6,865

Net cash provided by (used in) investing activities	(12,347)	(12,765)	567
Financing activities
Payments on long-term debt	(2,500)	(129,299)	(4,325)
Payments on revolving line of credit, net	(77,650)	(25,000)	—
Issuance of long-term debt	20,000	150,000	—
Refund of prior year income taxes	4,471	—	—
Purchase and retirement of treasury stock	—	(2,314)	(60)
Dividends paid	(3,759)	(4,990)	(2,476)

Net cash used in financing activities	(59,438)	(11,603)	(6,861)

Increase (decrease) in cash and cash equivalents	(110)	10,910	(8,288)
Cash and cash equivalents at beginning of year	2,969	2,859	13,769

Cash and cash equivalents at end of year	$2,859	$13,769	$5,481

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 27, 2004

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

     Avondale Funding, LLC (“Funding”), a special purpose subsidiary of Avondale Mills, was established to provide financing through the sale of accounts receivable generated by the Company. The Company accounts for its investment in Funding using the equity method of accounting.

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

     Inventories: Inventories are stated at the lower of cost or market value. Except for certain supply inventories valued on an average cost basis, the cost of the Company’s inventories is determined on a last-in, first-out (“LIFO”) basis. Under LIFO, current material and conversion costs are charged to cost of goods sold while inventories remain valued using costs incurred in the initial and subsequent fiscal years following election of the LIFO method. In periods of declining prices, LIFO values may exceed current replacement market values and require downward adjustment. Estimates, including the estimated costs to complete work in process inventories and the estimated realizable values of all inventories, are used in determining the lower of LIFO cost and market. During periods when current costs or inventory quantities fluctuate significantly, use of the LIFO method may produce cost of goods sold that differs significantly from that which would be produced under other inventory methods.

     Property, Plant and Equipment: Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets, which range from three to thirty years. Depreciation is calculated primarily using the straight-line method.

     Long-Lived Assets: The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, assets held for sale and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis. Estimated recoverability of long lived assets is based on the anticipated undiscounted and discounted cash flows from operations, as appropriate, or in the case of assets held for sale, the lower of historical carrying cost or estimated net realizable value. Management believes that long-lived assets included in the accompanying balance sheets are appropriately valued.

     Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. Prior to October 1, 2003, the Company matched 25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $0.4 million for fiscal 2003 and $22,000 for fiscal 2004. Due primarily to a decline in vested values under provisions of the deferred compensation plan, these plans yielded a net credit or reversal of expense of $0.8 million for fiscal 2002.

     Self-insurance Programs: The Company maintains self-insurance programs, which provide workers’ compensation benefits, long-term disability benefits for claims incurred prior to January 1, 2001, and medical and dental benefits for its associates. Workers’ compensation insurance is purchased to provide coverage up to statutory limits, in excess of a self-insurance retention of $350,000 per occurrence. Long-term disability benefits for claims incurred subsequent to January 1, 2001 through the termination of the plan on December 31, 2003, are covered by a purchased insurance policy.

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

     Other Assets and Other Long-Term Liabilities: Other assets consist primarily of unamortized loan fees and capitalized software costs. Loan fees are amortized on a straight line basis over the outstanding term of the related debt. Other long-term liabilities consist of accrued postretirement and workers’ compensation benefits and deferred compensation for certain key management personnel.

     Fair Value of Financial Instruments: The carrying values of cash, accounts receivable, certain other assets, accounts payable and accrued expenses approximate reasonable estimates of their fair values at August 29, 2003 and August 27, 2004. See Notes 6 and 10 for disclosures related to the fair values of interest rate swap agreements and long-term debt.

     Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding. For fiscal 2002, 2003 and 2004, employee and director options are not considered due to their antidilutive effect. Share information is summarized as follows (in thousands):

	2002	2003	2004
Weighted average shares outstanding -
Basic	12,531	12,458	12,378
Effect of employee and director stock options	—	—	—

Weighted average shares outstanding -
Diluted	12,531	12,458	12,378

     Stock Based Compensation: The Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, during fiscal 2003, electing to continue its use of the intrinsic value method. Accordingly, no stock-based compensation has been recorded, as the exercise price of each option granted under the existing plan equals the market value of the underlying common stock on the date of grant. See Note 12 for disclosure related to the expiration of the employee Stock Option Plan, and the effect on results of operations had the Company computed compensation in accordance with the fair value method as provided in Statement No. 123, Accounting for Stock-Based Compensation.

     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the year (7%, 7% and 6% of total revenues in fiscal 2002, 2003 and 2004, respectively) on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing are consistent with all other sales by the Company.

     The credit status of each customer is approved and monitored by the Company. Sales to Flynn Enterprises, Inc. represented 7% of net sales for fiscal 2002, 8% of net sales for fiscal 2003 and 10% of net sales for fiscal 2004. Sales to V.F. Corporation and its affiliates represented 20% of net sales for fiscal 2002, 16% of net sales for fiscal 2003 and 10% of net sales for fiscal 2004. None of the Company’s other customers individually accounted for 10% or more of the Company’s net sales in fiscal 2002, 2003 or 2004.

     Recent Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the accounts of a variable interest entity to be included in the consolidated financial statements of a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires certain disclosures regarding a variable interest entity in which a company has a significant variable interest but is not required to include its accounts in the company’s consolidated financial statements. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for entities existing on or before January 31, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The Company has evaluated the provisions of this interpretation and concluded that the interpretation has no effect on the consolidated financial statements of the Company since Funding, as discussed in Note 7, is a qualified special purpose entity.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, which requires certain contracts to be treated as either derivatives or hybrid instruments, on a consistent basis. Statement No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The adoption of the provisions of Statement No. 149 in the fourth quarter of fiscal 2003 had no impact on the Company’s consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatorily redeemable preferred and common stock, and certain options and warrants. Statement No. 150 is generally effective for the first fiscal interim period beginning after December 15, 2003. The adoption of the provisions of Statement No. 150 had no impact on the reported amounts in the Company’s consolidated financial statements.

     In December 2003, the Financial Accounting Standards Board amended and reissued Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires companies to provide additional disclosures about retirement plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to extended annual disclosures, companies are required to report the various elements of pensions and other postretirement benefit costs on a quarterly basis. The Company has adopted amended Statement No. 132 effective with the third fiscal quarter ended May 28, 2004, and the required disclosures are included in Note 11. As Statement No. 132 only provides for additional disclosures and does not impact the accounting for the Company’s post retirement benefit plans, the adoption of this Statement had no impact on reported amounts in the Company’s consolidated financial statements.

     In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Staff Position No. 106-2 requires an employer to initially account for any subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as an actuarial experience gain to the accumulated postretirement benefit obligation, which is amortized over future service periods. Future subsidies reduce service cost each year. The provisions of Staff Position No. 106-2 are generally effective for fiscal interim periods beginning after July 15, 2004. The Company is currently evaluating the impact of Staff Position No. 106-2 on its consolidated financial statements.

     2. Restructuring Charges, net: In response to highly competitive market conditions and continued oversupply of open-end yarns, in January 2002, the Company completed the closing of two separate open-end yarn manufacturing facilities located in North Carolina. In connection with these closings, the Company recorded restructuring charges and other non-operating costs of approximately $5.8 million during fiscal 2002. Additionally, the Company implemented reductions in certain manufacturing overhead costs and selling, general and administrative expenses in September 2001. In conjunction with these actions and the two plant closings, the Company recorded expense of approximately $1.2 million related to the termination of approximately 70 associates holding manufacturing, marketing and administrative positions.

     In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabrics operation was shifted to another manufacturing facility within the Company. In connection with this action, the Company recorded restructuring charges and other non-operating costs of approximately $2.5 million during fiscal 2003.

     In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, have improved capacity utilization of the Company’s remaining facilities and lowered costs per unit produced. No reduction in net sales is anticipated as a result of this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand have been maintained. Certain equipment has been relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities. Other excess equipment has been sold, generating a gain of approximately $1.8 million. In connection with these actions, the Company recorded restructuring charges and other non-operating costs of approximately $1.7 million, net of the gain on equipment sold, during the third and fourth quarters of fiscal 2004.

     At August 27, 2004, a North Carolina yarn plant closed in January 2002, the Alabama yarn plant closed in May 2003 and the North Carolina yarn plant closed in May 2004 remain unsold and are included at estimated net realizable values in assets held for sale in the consolidated balance sheets.

     3. Loss (Gain) on Extinguishment of Debt: During the fourth quarter of fiscal 2003, the Company recorded a loss on early extinguishment of debt of $3.2 million related to the redemption of $125 million of 10.25% Senior Subordinated Notes Due 2006 (“2006 Notes”). The loss consisted of a $2.1 million prepayment premium and the write-off of $1.1 million of unamortized financing costs related to the original issuance of the notes. Funding of the redemption was provided through the issuance at par of $150 million of 101/4% Senior Subordinated Notes due 2013 (“2013 Notes”) as described in Note 10.

     In the third and fourth quarters of fiscal 2004, the Company recorded a $17.0 million net gain on early extinguishment of debt related to a partial exchange of its 2013 Notes, net of the write-off of $1.1 million of unamortized financing costs related to the original issuance of the 2013 Notes. The Company executed a series of private transactions, exchanging $59.3 million of the 2013 Notes for $41.2 million of new senior Floating Rate Notes due 2012 (the “2012 Notes”) as further described in Note 10.

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

	2002	2003	2004
Revenues:
Apparel fabrics	$516,900	$470,159	$420,302
Yarns	189,057	167,541	178,588
Other	70,715	66,056	59,826

	776,672	703,756	658,716
Less intersegment sales	116,937	112,894	93,939

Total	$659,735	$590,862	$564,777

Income (loss):
Apparel fabrics	$39,976	$28,514	$4,651
Yarns	(4,313)	46	1,136
Other	4,060	4,432	4,893
Unallocated	(21,027)	(20,411)	(21,529)

Total operating income (loss)	18,696	12,581	(10,849)
Interest expense	18,449	19,034	17,788
Discounts and expenses on sales of receivables	1,117	2,596	2,419
Loss (gain) on extinguishment of debt	—	3,236	(17,000)
Other income, net	(513)	(52)	(2,904)

Loss before income taxes	$(357)	$(12,233)	$(11,152)

Identifiable assets:
Apparel fabrics	$253,348	$226,777	$221,664
Yarns	75,018	67,177	61,144
Other	17,728	13,088	11,776
Unallocated	51,319	52,464	33,898

Total	$397,413	$359,506	$328,482

Depreciation and amortization:
Apparel fabrics	$28,188	$26,689	$23,842
Yarns	11,019	10,133	9,326
Other	3,597	2,282	1,316
Unallocated	2,734	3,100	2,784

Total	$45,538	$42,204	$37,268

	2002	2003	2004
Capital expenditures:
Apparel fabrics	$6,391	$9,930	$3,679
Yarns	4,820	5,440	1,401
Other	344	371	484
Unallocated	1,531	962	734

Total	$13,086	$16,703	$6,298

Geographic sales information:
United States	$612,706	$542,192	$475,351
All other	47,029	48,670	89,426

Total	$659,735	$590,862	$564,777

     5. Comprehensive Loss: Comprehensive loss includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net loss to comprehensive loss is as follows (in thousands):

	2002	2003	2004
Net loss	$(130)	$(7,738)	$(6,237)
Change in fair value of interest rate swaps, net of income taxes	(328)	738	151

Comprehensive loss	$(458)	$(7,000)	$(6,086)

     6. Derivatives: The Company has adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value of the derivative instruments be recorded as unrealized gains or losses in either operating results or other comprehensive income depending on whether specific hedge accounting criteria are met. For the fiscal years ended August 30, 2002, August 29, 2003 and August 27, 2004, increases (declines) in fair value of approximately ($328,000), $738,000 and $151,000, respectively, net of income taxes, were recorded as unrealized gains (losses) in other comprehensive loss.

     7. Receivables Securitization Facilities: Established on August 30, 2002 and as subsequently amended, the Company and its wholly owned, special purpose subsidiary, Funding, maintain an arrangement (“Receivables Securitization Facility”) with General Electric Capital Corporation (“GECC”), an independent issuer of receivables-backed commercial paper, to provide financing of up to $75 million through the sale of undivided interests in certain trade receivables (“Receivables”) originated by the Company. The Receivables Securitization Facility extends until the earlier of 90 days before the specified final receivables purchase date, August 29, 2007, or certain specified termination events. The Receivables Securitization Facility replaced a previous securitization facility with a bank. The Company has been engaged by Funding and GECC to service the receivables.

     The Company sells, or transfers as a contribution of capital, the Receivables, at a discount and without recourse, to Funding, whose sole business purpose is the acquisition and financing of the Receivables. Funding sells an undivided interest in a specified portion of the Receivables to GECC to provide the funds required to purchase the Receivables from the Company. Proceeds from the collection of the Receivables are used by Funding to purchase additional Receivables from the Company, repay GECC in the event that sufficient additional Receivables are not available to maintain its investment, or pay fees and expenses. Funding retains no interest in the investment in the Receivables sold to GECC, and has experienced no gains or losses on such sales. Funding is a separate corporate entity with its own creditors who, in the event of Funding’s liquidation, will be entitled to a claim on Funding’s assets prior to any distribution to the Company.

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

     The Receivables Securitization Facility contains customary covenants, including requirements to maintain certain financial ratios, and includes provisions relating to cross defaults to other debt obligations of the Company. In conjunction with the execution of the senior secured revolving credit facility with GECC on November 7, 2003, the Company executed an amendment to the Receivables Securitization Facility adopting the same financial covenants as provided in the revolving credit facility.

     In accordance with the provisions of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of Receivables sold to Funding which have not been resold by Funding to GECC.

     At August 29, 2003 and August 27, 2004, the outstanding amount of investments by GECC or the issuer of commercial paper under the agreements was $52.9 million and $42.0 million, respectively. Accounts receivable in the consolidated balance sheets have been reduced by approximately $53.2 million and $42.3 million at August 29, 2003 and August 27, 2004, respectively, representing the face amount of the outstanding receivables sold at those dates. During fiscal 2003 and 2004, the Company received approximately $550 million and $485 million, respectively, from sales of receivables under the facilities. The cost to service the receivables is remitted weekly and therefore no servicing asset or liability has been recorded.

     Under the securitization agreements, discounts of $1.1 million, $2.6 million and $2.4 million for fiscal years 2002, 2003, and 2004, respectively, have been included in discounts and expenses on sales of receivables in the consolidated statements of income.

     8. Inventories: Components of inventories are as follows (in thousands):

	August 29,	August 27,
	2003	2004
Finished goods	$26,579	$29,187
Work in process	33,176	33,047
Raw materials	9,072	8,173
Dyes and chemicals	4,593	4,096

	73,420	74,503
Adjustment of carrying value to LIFO basis, net of market adjustment	3,565	(1,645)

	76,985	72,858
Supplies at average cost	5,902	5,424

	$82,887	$78,282

     9. Income Taxes: Provision for (benefit of) income taxes is composed of the following (in thousands):

	2002	2003	2004
Current:
Federal	$(3,602)	$364	$50
State	(159)	54	71

	(3,761)	418	121

Deferred:
Federal	3,079	(4,280)	(4,367)
State	455	(633)	(669)

	3,534	(4,913)	(5,036)

	$(227)	$(4,495)	$(4,915)

     The following table shows the reconciliation of federal income taxes (benefits) at the statutory rate on loss before income taxes to reported income tax benefit, (in thousands):

	2002	2003	2004
Federal income tax benefit at statutory rate	$(125)	$(4,282)	$(3,902)
State income taxes (benefits), net of federal tax effect	192	(376)	(622)
Appreciated value of charitable contributions	—	—	(562)
Other	(294)	163	171

	$(227)	$(4,495)	$(4,915)

     At August 27, 2004, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $5.0 million, expiring in 2018, and certain state net operating loss carryforwards, expiring at various dates beginning in 2016, which have been recorded in deferred tax assets. The Company believes that it is more likely than not that all of the net operating loss carryforwards will be utilized prior to expiration.

     The Company made no income tax payments during fiscal 2002 and 2003, and made payments of $172,000 during fiscal 2004. The Company received a refund of approximately $5.0 million during fiscal 2002 relating to payment of estimated fiscal 2001 income taxes, a refund of approximately $3.6 million during fiscal 2003 resulting from carryback of the fiscal 2002 income tax operating loss and a refund of approximately $2.3 million during fiscal 2004 resulting from carryback of the fiscal 2001 and 2002 income tax operating losses.

     Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company’s year-end deferred tax liabilities and assets are as follows (in thousands):

	August 29,	August 27,
	2003	2004
Deferred tax liabilities:
Depreciation	$25,788	$20,688
Inventory valuation	7,523	9,048
Other	1,993	1,249

	35,304	30,985
Deferred tax assets:
Employee benefit programs	6,093	6,133
Receivable reserves	2,330	2,203
Net operating loss and contribution carryforwards	3,041	2,612
Other	1,152	2,386

	12,616	13,334

Net deferred tax liabilities	$22,688	$17,651

     A net benefit of $4.5 million, related to receipt of an income tax refund resulting from a settlement with the Internal Revenue Service Appeals Division in the fourth quarter of fiscal 2002, is included as an addition to retained earnings for fiscal 2002 on the consolidated statement of shareholders’ equity. The claim for the refund was filed in fiscal 1997 utilizing tax basis deductions against fiscal 1994 taxable income, related to consideration paid in the repurchase of treasury stock. Given the technical nature of the claim and resulting uncertainty of recovery, recognition of the refund claim was deferred until successful resolution in fiscal 2002. Interest received in conjunction with the refund of approximately $1.7 million is included as a reduction in interest expense, net for fiscal 2002 on the consolidated statements of operations.

     10. Long-term Debt: Long-term debt consists of the following (in thousands):

	August 29,	August 27,
	2003	2004
Revolving credit facility, interest tied to banks’ base rate or alternative rates, 4.75% - 5.25% in 2004, due March 2006	$—	$—
Equipment note, 4.61% - 5.18% in 2004, due in monthly installments of approximately $360 beginning March 2004, with final payment of approximately $876 due August 2007	17,837	13,512
Floating rate senior notes, interest tied to LIBOR plus 7.0%, 8.75% in 2004, due July 1, 2012	—	41,177
Senior subordinated notes, 101/4%, due July 1, 2013	150,000	90,675

	167,837	145,364
Less current portion	(4,325)	(4,325)

	$163,512	$141,039

     The Company maintains a senior secured revolving credit facility, which was executed with GECC on November 7, 2003, replacing a revolving credit facility previously provided by a group of lenders. The revolving credit facility provides aggregate borrowing availability up to $40 million, including letter of credit availability up to $10 million, based on levels of qualified inventory collateral and certain required minimum availability.

     The term of the revolving credit facility extends through the earlier of August 29, 2007, or the date at which the Receivables Securitization Facility terminates, unless replaced by another securitization facility with GECC or an affiliate of GECC. Borrowing availability under the new revolving credit facility is based on specified percentages of Avondale Mills’ raw material, work in process, greige fabric and finished good inventories, less applicable reserves. The revolving credit facility is secured by the Company’s inventories, equipment other than that securing the equipment note, accounts receivable (not sold under the Receivables Securitization Facility), certain of the Company’s deposit and investment accounts, and the capital stock and limited liability company interests of all subsidiaries of the Company. The Company and Avondale Mills Graniteville Fabrics, Inc. have guaranteed the obligations of Avondale Mills under the revolving credit facility.

     With respect to advances drawn under the revolving credit facility, the Company can designate interest rates equal to the Eurodollar rate (adjusted for reserves) plus a specified number of basis points or the reported prime rate plus a specified number of basis points. A commitment fee is payable monthly on the average unused portion of the revolving credit facility. The Company is required to pay certain audit and administrative fees relating to the revolving credit facility, and is subject to specified prepayment premiums if the facility commitment is reduced or terminated prior to the second anniversary of the closing date.

     Covenants of the revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that combined excess availability under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks. At August 27, 2004, combined excess availability under these two facilities was approximately $53 million. These covenants limit the Company’s ability to pay dividends.

     The Company has used interest rate swap agreements to effectively fix the interest rate with respect to the borrowings outstanding under the revolving credit facility, which otherwise bear interest at floating rates. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments during the term of such agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the borrowings outstanding under the revolving credit facility. The related amount payable to or receivable from counterparties is included in other liabilities or assets. There have been no such swap agreements outstanding since November 2003.

     The equipment note, a secured five-year installment loan, was executed on July 30, 2002 in the amount of $20.0 million. The equipment note is to be repaid in 53 monthly payments of approximately $360,000 commencing March 1, 2003 and a final payment of approximately $896,000 on August 1, 2007. Interest accrues on the unpaid principal balance of the equipment note at a rate established annually on August 1 based on the Eurodollar rate plus a specified number of basis points, and is paid monthly commencing September 1, 2002 through the final payment date. The Company may, at its one time option, elect a fixed interest rate for the remaining term of the equipment note based on the Federal Reserve “Interest Rate Swap” rate of interest, as quoted for the term closest to the remaining term of the equipment note, plus a specified number of basis points. The equipment note is secured by a senior lien on substantially all of the equipment at two plant locations, which had a carrying value of approximately $29.6 million at August 27, 2004. The equipment note contains customary covenants, including requirements to maintain certain financial covenants, and includes provisions relating to cross acceleration to other debt obligations of the Company.

     The Company has $90.7 million of the 2013 Notes outstanding, after the partial exchange of notes during fiscal 2004 discussed below. The Company originally issued $150.0 million of the 2013 Notes at par in a private placement to qualified institutional buyers on June 30, 2003. On October 21, 2003, the Company completed an offer to exchange the unregistered notes for new notes with substantially identical terms that are registered under the Securities Act. The 2013 Notes, which mature on July 1, 2013, are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the 2013 Notes is due semiannually, on January 1 and July 1, commencing January 1, 2004. Proceeds from the sale of the 2013 Notes were used to redeem the 2006 Notes, to repay indebtedness outstanding under the revolving credit facility and for general corporate purposes.

     On or after July 1, 2008, the 2013 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 105.125%, which declines in intervals to 100% in 2011 and thereafter.

     The indenture under which the 2013 Notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of net income, or less 100% of all net losses, all calculated on an accumulative basis subsequent to the date of the indenture. With the loss reported for fiscal 2004, the covenants of the indenture prohibit further payment of dividends or purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.

     In the third and fourth quarters of fiscal 2004, Avondale Incorporated and its wholly-owned subsidiary, Avondale Mills, Inc., executed a series of privately negotiated transactions, exchanging $59.3 million of the 2013 Notes for $41.2 million of the 2012 Notes. The 2012 Notes are unsecured, but are ranked pari pasu in right of payment with other senior indebtedness of the Company. Interest on the 2012 Notes is due quarterly in arrears commencing October 1, 2004, and is calculated based on the applicable three month LIBOR rate (subject to a minimum of 1.75% and a maximum of 4.5%) plus 7.0%.

     After July 1, 2005, the 2012 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 104.0%, which declines in intervals to 100.0% in 2009 and thereafter. The 2012 Notes contain certain provisions substantially identical to the 2013 Notes, including, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. From time to time, the Company may enter into additional exchange offers and/or purchase its 2013 Notes in privately negotiated or open market transactions or by tender offer.

     In connection with the exchanges, the Company received waivers of certain restrictions provided under its revolving credit facility with GECC and amended certain covenants provided under its equipment loan with CIT. The Company also entered into a trustee agreement with Wachovia Bank, N.A. (“Wachovia”) whereby Wachovia agreed to act as trustee for the 2012 Notes.

     The securities offered in the exchanges have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     At August 27, 2004, the Company was in compliance with the covenants of the revolving credit facility, equipment note, 2012 Notes, indenture of the 2013 Notes and the Receivables Securitization Facility.

     At August 27, 2004, the carrying value of the Company’s equipment note approximates fair value. At August 27, 2004, the market values of the 2012 Notes and the 2013 Notes were approximately $37 million and $54 million, respectively. The Company does not anticipate settlement of the 2012 Notes and the 2013 Notes at fair value and currently expects the 2012 and the 2013 Notes to remain outstanding through maturity.

     Aggregate maturities of long-term debt are as follows (in thousands):

2005	$4,325
2006	4,325
2007	4,861
2012 and thereafter	131,853

$145,364

     In connection with the Company’s borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $18.8 million, $18.5 million and $18.6 million in fiscal 2002, 2003 and 2004, respectively.

     11. Postretirement Benefits: The estimated cost of postretirement benefits is recorded ratably over the service lives of the associates expected to receive such benefits. The Company provides certain life and medical insurance benefits granted in 1964 to a closed group of associates, the majority of whom have retired and who were in designated positions of management and met certain age requirements at the time of grant. Certain medical benefits are also provided to three closed groups of early retirees as a result of the acquisition of the textile business of Graniteville Company in fiscal 1996 (the “Graniteville Retirees”). In addition, current associates (and their covered dependents) that retire on or after age 55 with at least 15 years of service are eligible for continued medical coverage through age 65 (the “Early Retirees”). Benefits are paid from the general assets of the company.

     Changes in the accumulated postretirement benefit obligation were as follows (in thousands):

	2003	2004
Beginning balance	$7,851	$7,750
Service cost	111	103
Interest cost	532	458
Amortization of prior service cost	332	332
Benefits paid	(979)	(1,537)
Actuarial gain	(97)	(61)

Ending balance	$7,750	$7,045

     Components of the accrued postretirement benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets were as follows (in thousands):

	August 29,	August 27,
	2003	2004
Accumulated post retirement benefit obligation	$(7,980)	$(3,651)
Unrecognized prior service cost	1,328	(3,729)
Unrecognized net (gain) loss	(1,098)	335

Accrued postretirement benefit liability	$(7,750)	$(7,045)

     The Company recorded postretirement benefit costs based on actuarial calculations using a weighted average discount rate of 7% for fiscal 2002, 6.25% for fiscal 2003 and 6.25% for fiscal 2004. Net postretirement benefit costs include the following components (in thousands):

	2002	2003	2004
Service cost	$102	$111	$103
Interest cost	590	532	458
Net amortization	332	332	332
Recognized actuarial gain	(202)	(97)	(61)

Net postretirement benefit cost	$822	$878	$832

     The assumed average annual rate of increase in the per capita cost of covered health care benefits for each fiscal year is as follows:

	Medicare	Non Medicare
	Eligible	Eligible
	Participants	Participants
2003	10.5%	12.5%
2004	9.5%	11.5%
2005	8.5%	10.5%
2006	7.5%	9.5%
2007	6.5%	8.5%
2008	5.5%	7.5%
2009	5.0%	6.5%
2010	5.0%	5.5%
2011 and thereafter	5.0%	5.0%

     An increase of 1% in the assumed health care cost trend rate would have the following effects (in thousands):

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest cost	$40	$(35)

Effect on post retirement benefit obligation	$99	$(88)

     The following post retirement benefit payments are expected (in thousands):

2005	$470
2006	456
2007	444
2008	422
2009	402
2010 - 2014	1,655

$3,849

     On April 28, 2004 the Company announced the elimination of medical benefits for the Graniteville Retirees and the Early Retirees effective August 1, 2004. These retired participants may continue to submit claims until December 31, 2004 for covered expenses incurred prior to August 1, 2004. The reduction in the accumulated post retirement benefit obligation generated by this plan amendment will be amortized over the remaining years of service to full eligibility for the active plan participants, approximately 7 years, and will reduce post retirement benefit expense by approximately $675,000 in each of those years.

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

     During fiscal 2003, the Company repurchased 150,000 shares of its Class A Common Stock for an aggregate purchase price of approximately $2.3 million, pursuant to offers to sell by the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan. During fiscal 2004, the Company repurchased 8,000 shares of its Class A Common Stock for a purchase price of approximately $60,000, from a former officer of the Company. All shares repurchased have been canceled and reinstated as authorized but unissued shares of Class A Common Stock.

     Under an agreement executed effective July 8, 2004 with an officer of the Company, the Company may be required to purchase a portion of the shares of Common Stock held by that officer (representing approximately 7.9% of the Company’s outstanding Common Stock) upon the death of the officer. The purchase price, as defined, will approximate market value. The Company has purchased term life insurance on the officer to provide the necessary funding should that commitment occur.

     The Company maintained an employee Stock Option Plan that allowed for the grant of non-qualified and incentive stock options to purchase up to 1,081,250 shares of Class A Common Stock. Under the Stock Option Plan, options were granted to full-time employees, including executive officers of the Company. The Stock Option Plan expired in July 2003 and, accordingly, no additional options may be granted. Activity under the plan is summarized as follows (option shares in thousands):

	Grant Price Per Share
	$12.50	$18.00	$19.00
Stock options outstanding at August 31, 2001	475	256	110
Options exercised	—	—	—
Options forfeited	—	(8)	(10)

Stock options outstanding at August 30, 2002	475	248	100
Options exercised	(10)	—	—
Options forfeited	—	—	—

Stock options outstanding at August 29, 2003	465	248	100
Options exercised	—	—	—
Options forfeited	—	—	(10)

Stock options outstanding at August 27, 2004	465	248	90

Average contractual life remaining in years	0.3	1.8	5.3

Stock options exercisable at August 27, 2004	465	248	90

     The exercise prices of the options granted approximated the fair market value of the Company’s Common Stock on the dates of grant. Options forfeited by employees leaving the Company prior to expiration of the plan were reinstated as available for grant. All options granted vest ratably over five years and may be exercised for a period of ten years.

     The Company maintains a Stock Option Plan for Non-employee Directors, under which 100,000 shares of the Company’s Class A Common Stock are reserved for issuance. Under the plan, each director is automatically granted each year, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 2002, 2003 and 2004, 14,000 non-qualified options were granted in each year. Exercise prices of the grants were $16.50, $15.75 and $12.70 per share in fiscal 2002, 2003 and 2004, respectively. At August 27, 2004, 8,000 non-qualified options remain available for grant.

     Pro forma information regarding the effect on the Company’s results of operations, assuming employee and non-employee director stock options had been accounted for under the fair value method of Financial Accounting Standards Board Statement No. 123, was calculated using the “minimum value” method which is permitted for companies with nonpublic equity. The following weighted average assumptions were used in these calculations for options granted in fiscal 2002, 2003 and 2004:

	2002	2003	2004
Risk free interest rate	4.3%	4.1%	4.1%
Expected dividend yield	2.4%	2.5%	3.2%
Expected lives	8 years	8 years	8 years

     The total values of the options granted during fiscal 2002, 2003 and 2004 were computed as approximately $53,000, $30,000 and $24,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with Statement No. 123, the reported net loss and net loss per share would be revised to the following pro forma amounts (in thousands, except per share data):

	2002	2003	2004
Net loss:
As reported	$(130)	$(7,738)	$(6,237)
Pro forma	(165)	(7,773)	(6,272)
Net loss per share:
Basic
As reported	$(.01)	$(.62)	$(.50)
Pro forma	(.01)	(.62)	(.51)
Diluted
As reported	$(.01)	$(.62)	$(.50)
Pro forma	(.01)	(.62)	(.51)

     Because the accounting provisions of Statement No. 123 only apply to options granted after December 1995, the pro forma compensation cost presented may not be representative of that to be expected in future years.

     13. Commitments and Contingencies: The Company is involved in certain environmental matters and claims. The Company has provided reserves to cover management’s estimates of the costs of investigating, monitoring and remediating these and other environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, the Company does not believe that the outcome of these matters will have a material adverse effect on its future results of operations or financial position.

     On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The Court subsequently dismissed Alabama Power as a defendant in the case, based on their motion for summary judgement. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ property, which allegedly interfered with the plaintiffs’ use of the property. As a result of these alleged actions, the plaintiffs claim that the value of their property has been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. After an initial series of actions, the case was stayed by the trial court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company and others (“Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiff’s counsel, which includes attorneys who acted as co-plaintiff’s counsel on the Sullivan case, presented arguments in a hearing before the trial judge on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The trial court allowed the case to proceed to the discovery phase. On April 25, 2002, the trial court held a hearing on summary judgment motions and, on May 22, 2002, entered judgment as a matter of law in the Company’s favor on all counts except the narrow legal theory involving public nuisance tort. All parties are awaiting the court’s decision on certain evidentiary motions filed in anticipation of the trial, which if granted, could reduce the scope of the plaintiffs’ claims in the case. The trial has been scheduled to begin in February 2005. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

     The Company received a grand jury subpoena issued by the U. S. District Court for the Eastern District of North Carolina on January 20, 2004. The subpoena concerns the production of documents and records in connection with an investigation being conducted by the Antitrust Division of the U.S. Department of Justice relating generally to the manufacture, sale, purchase and distribution of open-end spun yarns. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial condition or results of operation. The Company is fully cooperating with the U.S. Department of Justice in its investigation.

     In separate actions initiated by third parties based upon the public disclosure of the investigation by the U.S. Department of Justice, the Company and various other defendants have been named in three class action complaints filed in the U. S. District Court for the Middle and Western Districts of North Carolina on May 12, May 28 and May 25, 2004, respectively, and one class action complaint filed in the Circuit Court for Shelby County, Tennessee on April 21, 2004. On August 26, 2004, two of the District Court cases were consolidated in the Middle District of North Carolina. The Western District of North Carolina case was voluntarily dismissed and re-filed in the Middle District of North Carolina. The Company anticipates the third case will be consolidated with the other two. All complaints seek, under antitrust laws, various damages and injunctive relief related to the pricing and sale of open-end yarns. These complaints are in preliminary procedural stages and do not have scheduled trial dates. The Company has moved to dismiss one of the District Court cases on the basis of a binding arbitration provision in the parties’ sales agreement. The Company intends to vigorously defend these cases and believes it has a number of defenses available to it. While the outcome of these cases cannot be predicted with certainty, the Company does not believe that the resolution of these cases will have a material adverse effect on the Company’s financial condition or results of operations.

     The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that it believes, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

     The Company leases certain of its facilities and equipment, primarily a warehouse, several sales offices and computer equipment. Future minimum rental payments required under such leases that have lease terms in excess of one year are as follows (in thousands):

2005	$2,248
2006	1,670
2007	1,472
2008	266

$5,656

     Rent expense for operating leases totaled $2.6 million, $2.5 million and $2.1 million for fiscal 2002, 2003 and 2004, respectively.

     Commitments for future additions to plant and equipment were approximately $1.3 million at August 27, 2004. Commitments for the purchase of raw materials were approximately $52.7 million at August 27, 2004.

     14. Related Party Transactions: The Company purchases specialty chemicals, at market value and under normal trade payable terms, from a supplier whose president is a director of the Company. During fiscal 2002, 2003 and 2004, aggregate purchases from this supplier were approximately $862,000, $1,080,000 and $747,000, respectively.

     15. Consolidating Guarantor and Non-Guarantor Information: The following consolidating financial information presents balance sheets, statements of income and statements of cash flow of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 2012 Notes and the 2013 Notes. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the 2012 Notes and the 2013 Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 27, 2004
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5,481	$—	$—	$—	$5,481
Accounts receivable	50,973	—	2	—	50,975
Inventories	78,282	—	—	—	78,282
Prepaid expenses	1,275	—	—	—	1,275
Income taxes refundable	506	—	—	—	506

Total current assets	136,517	—	2	—	136,519
Assets held for sale	1,037	—	—	—	1,037
Property, plant and equipment
Land	6,093	—	196	—	6,289
Buildings	64,021	—	11,750	—	75,771
Machinery and equipment	427,807	—	37,840	—	465,647

	497,921	—	49,786	—	547,707
Less accumulated depreciation	(336,477)	—	(29,278)	—	(365,755)

	161,444	—	20,508	—	181,952
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	7,840	96,943	—	(104,783)	—
Other assets	6,023	—	—	—	6,023

	$315,812	$96,943	$20,510	$(104,783)	$328,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,051	$—	$1,116	$—	$24,167
Accrued compensation, benefits	10,333	—	107	—	10,440
Accrued interest	2,403	—	—	—	2,403
Other accrued expenses	9,339	—	1	—	9,340
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	49,451	—	1,224	—	50,675
Long-term debt	141,039	—	—	—	141,039
Deferred income taxes and other long term liabilities	29,439	—	—	—	29,439
Due to (from) subsidiaries	(1,060)	(10,386)	11,446	—	—
Shareholders’ equity	96,943	107,329	7,840	(104,783)	107,329

	$315,812	$96,943	$20,510	$(104,783)	$328,482

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 29, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$13,769	$—	$—	$—	$13,769
Accounts receivable	29,155	—	2	—	29,157
Inventories	82,887	—	—	—	82,887
Prepaid expenses	1,980	—	—	—	1,980
Income taxes refundable	2,825	—	—	—	2,825

Total current assets	130,616	—	2	—	130,618
Assets held for sale	2,640	—	—	—	2,640
Property, plant and equipment
Land	6,288	—	196	—	6,484
Buildings	67,897	—	11,750	—	79,647
Machinery and equipment	459,401	—	37,812	—	497,213

	533,586	—	49,758	—	583,344
Less accumulated depreciation	(342,217)	—	(25,542)	—	(367,759)

	191,369	—	24,216	—	215,585
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	8,202	105,726	—	(113,928)	—
Other assets	7,712	—	—	—	7,712

	$343,490	$105,726	$24,218	$(113,928)	$359,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,675	$—	$1,049	$—	$18,724
Accrued compensation, benefits	9,203	—	77	—	9,280
Accrued interest	2,726	—	—	—	2,726
Other accrued expenses	9,784	—	1	—	9,785
Long- term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	43,713	—	1,127	—	44,840
Long-term debt	163,512	—	—	—	163,512
Deferred income taxes and other long term liabilities	35,203	—	—	—	35,203
Due to (from) subsidiaries	(4,664)	(10,225)	14,889	—	—
Shareholders’ equity	105,726	115,951	8,202	(113,928)	115,951

	$343,490	$105,726	$24,218	$(113,928)	$359,506

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fiscal Year ended August 27, 2004
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$564,777	$110	$103,311	$(103,421)	$564,777
Operating costs and expenses
Cost of goods sold	514,486	—	100,148	(103,311)	511,305
Depreciation	32,996	—	3,736	—	36,732
Selling and administrative expenses	26,019	—	—	(110)	25,909
Restructuring charges, net	1,680	—	—	—	1,680

Operating income (loss)	(10,386)	110	(573)	—	(10,849)
Interest expense, net	17,788	—	—	—	17,788
Discount and expenses on sales of receivables	2,419	—	—	—	2,419
Gain on extinguishment of debt	(17,000)				(17,000)
Other income, net	(2,904)	—	—	—	(2,904)

Income (loss) before income taxes	(10,689)	110	(573)	—	(11,152)
Provision for (benefit of) income taxes	(4,744)	40	(211)	—	(4,915)
Equity in income (loss) of subsidiary	(362)	(6,307)	—	6,669	—

Net loss	$(6,307)	$(6,237)	$(362)	$6,669	$(6,237)

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fiscal Year ended August 29, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$590,862	$111	$89,247	$(89,358)	$590,862
Operating costs and expenses
Cost of goods sold	512,319	—	84,774	(89,247)	507,846
Depreciation	37,855	—	3,987		41,842
Selling and administrative expenses	26,254	—	—	(111)	26,143
Restructuring charges, net	2,450	—	—	—	2,450

Operating income	11,984	111	486	—	12,581
Interest expense, net	19,034	—	—	—	19,034
Discount and expenses on sales of receivables	2,596	—	—	—	2,596
Loss on extinguishment of debt	3,236	—	—	—	3,236
Other income, net	(52)	—	—	—	(52)

Income (loss) before income taxes	(12,830)	111	486	—	(12,233)
Provision for (benefit of) income taxes	(4,725)	45	185	—	(4,495)
Equity in income (loss) of subsidiary	301	(7,804)	—	7,503	—

Net income (loss)	$(7,804)	$(7,738)	$301	$7,503	$(7,738)

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fiscal Year ended August 30, 2002
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$659,735	$101	$97,121	$(97,222)	$659,735
Operating costs and expenses
Cost of goods sold	565,211	—	92,704	(97,121)	560,794
Depreciation	40,839	—	4,117		44,956
Selling and administrative expenses	28,390	—	—	(101)	28,289
Restructuring charges, net	7,000	—	—	—	7,000

Operating income	18,295	101	300	—	18,696
Interest expense, net	18,449	—	—	—	18,449
Discount and expenses on sales of receivables	1,117	—	—	—	1,117
Other income, net	(513)	—	—	—	(513)

Income (loss) before income taxes	(758)	101	300	—	(357)
Provision for (benefit of) income taxes	(362)	35	100	—	(227)
Equity in income (loss) of subsidiary	200	(196)	—	(4)	—

Net income (loss)	$(196)	$(130)	$200	$(4)	$(130)

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year ended August 27, 2004
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(6,307)	$(6,237)	$(362)	$6,429	$(6,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,532	—	3,736	—	37,268
Benefit of deferred income taxes	(5,036)	—	—	—	(5,036)
Gain on disposal of equipment and restructuring charges, net	(2,127)	—	—	—	(2,127)
Gain on extinguishment of debt	(17,000)				(17,000)
Sale of accounts receivable, net	(10,971)	—	—	—	(10,971)
Changes in operating assets and liabilities	5,464	(10)	(3,345)	—	2,109
Dividends from subsidiary	—	2,476	—	(2,476)	—
Equity in loss of subsidiary	362	6,307	—	(6,429)	—

Net cash provided by (used in) operating activities	(2,083)	2,536	29	(2,476)	(1,994)
Investing activities
Purchase of property, plant and equipment	(6,269)	—	(29)	—	(6,298)
Proceeds from sale of property, plant and equipment and assets held for sale	6,865	—	—	—	6,865

Net cash provided by (used in) investing activities	596	—	(29)	—	567
Financing activities
Payments on long term debt	(4,325)	—	—	—	(4,325)
Purchase and retirement of treasury stock	—	(60)	—	—	(60)
Dividends paid	(2,476)	(2,476)	—	2,476	(2,476)

Net cash used in financing activities	(6,801)	(2,536)	—	2,476	(6,861)

Decrease in cash and cash equivalents	(8,288)	—	—	—	(8,288)
Cash and cash equivalents at beginning of year	13,769	—	—	—	13,769

Cash and cash equivalents at end of year	$5,481	$—	$—	$—	$5,481

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year ended August 29, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net income (loss)	$(7,804)	$(7,738)	$301	$7,503	$(7,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,217	—	3,987	—	42,204
Benefit of deferred income taxes	(4,913)	—	—	—	(4,913)
Loss on disposal of equipment and restructuring charges, net	2,175	—	—	—	2,175
Loss on extinguishment of debt	3,236	—	—	—	3,236
Sale of accounts receivable, net	(21,313)	—	—	—	(21,313)
Changes in operating assets and liabilities	23,202	2,248	(3,823)	—	21,627
Dividends from subsidiary	—	4,990	—	(4,990)	—
Equity in loss (income) of subsidiary	(301)	7,804	—	(7,503)	—

Net cash provided by operating activities	32,499	7,304	465	(4,990)	35,278
Investing activities
Purchase of property, plant and equipment	(16,238)	—	(465)	—	(16,703)
Proceeds from sale of property, plant and equipment	3,938	—	—	—	3,938

Net cash used in investing activities	(12,300)	—	(465)	—	(12,765)
Financing activities
Net payments on revolving line of credit and long term debt	(154,299)	—	—	—	(154,299)
Issuance of long term debt	150,000				150,000
Purchase and retirement of treasury stock	—	(2,314)	—	—	(2,314)
Dividends paid	(4,990)	(4,990)	—	4,990	(4,990)

Net cash used in financing activities	(9,289)	(7,304)	—	4,990	(11,603)

Increase in cash and cash equivalents	10,910	—	—	—	10,910
Cash at beginning of year	2,859	—	—	—	2,859

Cash and cash equivalents at end of year	$13,769	$—	$—	$—	$13,769

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year ended August 30, 2002
(amounts in thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net income (loss)	$(196)	$(130)	$200	$(4)	$(130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,421	—	4,117	—	45,538
Provision for deferred income taxes	3,534	—	—	—	3,534
Loss on disposal of equipment and restructuring charges, net	5,379	—	—	—	5,379
Sale of accounts receivable, net	12,390	—	—	—	12,390
Changes in operating assets and liabilities	9,253	(66)	(4,223)	—	4,964
Dividends from subsidiary	—	3,759	—	(3,759)	—
Equity in loss (income) of subsidiary	(200)	196	—	4	—

Net cash provided by operating activities	71,581	3,759	94	(3,759)	71,675
Investing activities
Purchase of property, plant and equipment	(12,992)	—	(94)	—	(13,086)
Proceeds from sale of property, plant and equipment	739	—	—	—	739

Net cash used in investing activities	(12,253)	—	(94)	—	(12,347)
Financing activities
Net payments on revolving line of credit and long term debt	(60,150)	—	—	—	(60,150)
Refund of prior year income taxes	4,471	—	—	—	4,471
Dividends paid	(3,759)	(3,759)	—	3,759	(3,759)

Net cash used in financing activities	(59,438)	(3,759)	—	3,759	(59,438)

Decrease in cash	(110)	—	—	—	(110)
Cash at beginning of year	2,969	—	—	—	2,969

Cash at end of year	$2,859	$—	$—	$—	$2,859

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal controls during the period covered by this annual report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

     Disclosure controls and procedures are the Company’s controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act are accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills, are as follows:

Name	Age	Positions Held
G. Stephen Felker.	52	Chairman of the Board, President and Chief Executive Officer of the Company and Avondale Mills

Jack R. Altherr, Jr.	55	Vice Chairman, Chief Financial Officer, and Director of the Company and Avondale Mills

Keith M. Hull	51	Vice President of Avondale Mills and President, Marketing and Sales

T. Wayne Spraggins	67	Vice President of Avondale Mills and President, Manufacturing Operations

M. Delen Boyd	48	Vice President, Controller and Secretary of the Company and Avondale Mills

Sharon L. Rodgers	48	Vice President, Human Resources of Avondale Mills and Assistant Secretary of the Company and Avondale Mills

Dale J. Boden(1)	47	Director of the Company and Avondale Mills

Kenneth H. Callaway(1)	49	Director of the Company and Avondale Mills

Robert B. Calhoun(1)(2)(3)	62	Director of the Company and Avondale Mills

Harry C. Howard(2)	75	Director of the Company and Avondale Mills

C. Linden Longino, Jr.(2)	68	Director of the Company and Avondale Mills

James A. Rubright (2)	57	Director of the Company and Avondale Mills

John P. Stevens(1)	75	Director of the Company and Avondale Mills

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Mr. Calhoun has been elected a director of the Company pursuant to that certain shareholder’s agreement dated as of April 29, 1996 by and among the Company and certain shareholders of the Company.

     G. Stephen Felker has served as Chairman of the Board of the Company since 1992, President and Chief Executive Officer of the Company since 1980, and in various other capacities since 1974. Mr. Felker has served as Chairman of the Board and Chief Executive Officer of Avondale Mills since 1986, when the Company acquired Avondale Mills, and President of Avondale Mills since 1995. Mr. Felker served as Chairman of the Georgia State Advisory Board of Wachovia Bank, National Association, from 1989 to 2000 and is currently a director of American Fibers and Yarns, Inc., Rock-Tenn Company and USPA Properties, Inc..

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

     Keith M. Hull has served as President, Marketing and Sales, of Avondale Mills, Inc. since August 1999, having served as President, Apparel Fabrics, the apparel fabrics division of Avondale Mills since May 1996 and Vice President of Avondale Mills since April 1989. He has served the Company in various other capacities including Vice President, Marketing since 1977. Mr. Hull is currently a director of Cherokee, Inc.

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

     James A. Rubright has served as a director of the Company since November 2000. Mr. Rubright is Chairman and Chief Executive Officer of Rock-Tenn Company, an integrated paperboard and packaging company. Before joining Rock-Tenn Company, Mr. Rubright served as Executive Vice President of Sonat, Inc., an energy company. Mr. Rubright is also a director of Rock-Tenn Company, AGL Resources, Inc. and Oxford Industries, Inc.

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

     The directors of the Company are elected annually by the shareholders of the Company. During the fiscal year ended August 27, 2004, the Board of Directors of the Company held seven meetings.

     The Compensation Committee of the Board of Directors during fiscal 2004 consisted of John P. Stevens, Chairman of the Compensation Committee, Dale J. Boden, Robert B. Calhoun and Kenneth H. Callaway. None of the Members of the Compensation Committee is an employee of the Company. The Compensation Committee’s principal responsibilities consist of establishing the compensation for the Company’s Named Executive Officers and administering the Company’s Stock Option Plan. During the fiscal year ended August 27, 2004, the Compensation Committee held two meetings. See Report on Executive Compensation.

     The Audit Committee of the Board of Directors during fiscal 2004 consisted of Harry C. Howard, Chairman of the Audit Committee, Robert B. Calhoun, C. Linden Longino, Jr., and James A. Rubright. None of the members of the Audit Committee is an employee of the Company. During the fiscal year ended August 27, 2004, the Audit Committee held four meetings.

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

     The Board of Directors has determined, pursuant to Item 7(d)(3)(iv)(B) of Schedule 14A, that all of the members of the Audit Committee are independent in accordance with Rule 4350(d)(2) and Rule 4200 of the NASDAQ Stock Market listing standards. Additionally, the Board has determined that all members of the Audit Committee qualify as audit committee financial experts pursuant to Securities and Exchange Commission regulations.

     The Company has a code of business conduct applicable to all officers of the Company. In addition, the Company has adopted a code of ethics for its senior executive and financial officers.

     During fiscal 2004, the Company paid each non-employee director a quarterly fee of $6,250 plus reimbursement of out-of-pocket expenses. In addition, the Audit Committee Chairman is paid $1,000 for each formal meeting.

     The Company adopted a stock option plan for its non-employee directors, effective September 1, 1997, under which 100,000 shares of the Company’s Class A Common Stock are reserved for issuance. Under the plan, each director is automatically granted each year, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 2002, 2003 and 2004, 14,000 non-qualified options were granted in each respective year. At August 27, 2004, 8,000 non-qualified options remained available for grant.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

     Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 2002, 2003 and 2004 by the Company’s Chief Executive Officer and its four other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation(1)
	Fiscal			All Other
Name and Principal Position	Year	Salary($)	Bonus($)(2)	Compensation($)(3)
G. Stephen Felker	2004	800,016	500,000	12,715
Chairman of the Board, President and Chief	2003	800,016	—	4,399
Executive Officer	2002	800,016	400,000	1,578
Jack R. Altherr, Jr.	2004	355,008	420,000	5,244
Vice Chairman and Chief Financial Officer	2003	355,008	—	6,988
	2002	355,008	100,000	5,760
Keith M. Hull	2004	298,032	90,000	3,364
Vice President and President, Marketing and Sales	2003	298,032	—	4,990
	2002	298,032	75,000	4,115
T. Wayne Spraggins	2004	296,016	75,000	11,893
Vice President and President, Manufacturing	2003	296,016	—	13,779
Operations	2002	296,016	75,000	11,050
Sharon L. Rodgers	2004	137,088	30,000	1,193
Vice President, Human Resources	2003	137,088	—	2,231
	2002	127,512	26,000	1,842

(1)	The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.

(2)	Amounts shown include cash bonuses earned under the Company’s management incentive plan, payments received in the Company’s distribution of cash profit sharing to all eligible associates of the Company and such other payments as the Compensation Committee of the Board of Directors elects to make based upon the Company’s and respective officer’s performance.

(3)	Amounts shown reflect, for fiscal 2002, (i) matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $1,500 on behalf of Messrs. Felker and Altherr and $1,397, $1,398 and $956 on behalf of Messrs. Hull and Spraggins and Ms. Rodgers, respectively and (ii) life insurance premiums of $4,260, $2,718, $9,662 and $885 paid by the Company on behalf of Messrs. Altherr, Hull and Spraggins and Ms. Rodgers, respectively, and taxable income of $78 to Mr. Felker in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 2003, (i) matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $1,500 on behalf of Messrs. Felker and Altherr and $1,490, $1,480 and $1,223 on behalf of Messrs. Hull and Spraggins and Ms. Rodgers, respectively and (ii) life insurance premiums of $5,488, $3,500, $12,299 and $1,008 paid by the Company on behalf of Messrs. Altherr, Hull and Spraggins and Ms. Rodgers, respectively, and taxable income of $2,899 to Mr. Felker in conjunction with a split dollar insurance agreement. Amounts shown reflect, for fiscal 2004, (i) matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan of $10, $20 and $91 on behalf of Messrs. Hull and Spraggins and Ms. Rodgers, respectively and (ii) life insurance premiums of $12,715, $5,244, $3,354, $11,873 and $1,102 paid by the Company on behalf of Messrs. Felker, Altherr, Hull and Spraggins and Ms. Rodgers, respectively

     Option Grants Table. The Company’s employee Stock Option Plan expired in July 2003. No options were granted to the named executive officers in fiscal 2004.

     Aggregated Options Table. The table below sets forth certain information with respect to options held at the end of fiscal 2004 by each Named Executive Officer.

Fiscal Year End Option Values Table

Number of
	Shares Underlying	Value of
	Unexercised	Unexercised
	Options at	Options at
	Fiscal Year End	Fiscal Year End
	Exercisable/	Exercisable/
	Unexercisable	Unexercisable(1)
G. Stephen Felker	265,000/—	$—/$—
Jack R. Altherr, Jr	125,000/—	—/—
Keith M. Hull	71,001/—	—/—
T. Wayne Spraggins	45,000/—	—/—
Sharon L. Rodgers	20,000/—	—/—

(1)	All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on management’s estimate of the fair market value of the Class A Common Stock at August 27, 2004.

     Long-term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 2004 by each Named Executive Officer. No phantom units were awarded during fiscal 2004.

Long-term Incentive Plans — Units Held at August 27, 2004

	Aggregate		Estimated Future
	Phantom Units	Period Until	Payouts for All
Name	Held(1)	Payout (Years)	Phantom Units Held(2)
G. Stephen Felker	150	13	$649,329
Jack R. Altherr, Jr.	90	11	389,598
Keith M. Hull	90	14	389,598
T. Wayne Spraggins	50	—	216,443
Sharon L. Rodgers	—	—	—

(1)	Each phantom unit equals 398.606 phantom shares. The value of each phantom share is equal to the result obtained by dividing (i) five times Avondale’s earnings before depreciation, amortization, LIFO inventory adjustments, interest and income taxes for the 10 fiscal quarters immediately preceding such date divided by 2.5, plus (ii) certain “balance sheet adjustments” by the sum of (i) the aggregate number of outstanding phantom shares plus (ii) the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company. Phantom units vest at the rate of 5% per year for each full and uninterrupted year that the Named Executive Officer remains employed by the Company after August 31, 1989, and vest fully if the Named Executive Officer dies before his employment is terminated. The value of vested phantom units is payable beginning on the later of the date on which the Named Executive Officer reaches the age of 65 or the date on which the employment of such Named Executive Officer terminates (the “Normal Payment Date”), in 10 equal annual installments, with interest equal to the one-year U.S. Treasury Bill rate in effect on the Normal Payment Date. If the Named Executive Officer dies before his employment with the Company is terminated, the value of his phantom units on the date of death is payable to his beneficiary as described above. If the Named Executive Officer dies after his Normal Payment Date, the present value of the balance of the annual installments is payable in a lump sum to his beneficiary. A Named Executive Officer will forfeit all interest in his Phantom Stock Units (whether or not vested) if he violates certain non-compete covenants applicable during such Named Executive Officer’s employment and for a period of five years after termination of such employment.

(2)	There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 2004, of vested and non-vested phantom units held at the end of fiscal 2004 based on the results of the Company for the 10 fiscal quarters ended August 27, 2004.

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

     In light of the Company’s compensation policy, the primary components of its executive compensation program for fiscal 2004 included base salaries, cash bonuses and stock options.

     Base Salary. Each executive officer’s base salary, including the Chief Executive Officer’s base salary, is determined based upon a number of factors including the executive officer’s responsibilities, contribution to the achievement of the Company’s business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer’s salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 2004, none of the Named Executive Officers received a salary increase. Mr. Felker’s base salary has not been adjusted since November 1, 1995.

     Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus under the management incentive plan. The Company’s management incentive plan is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company’s management incentive plan, in fiscal 2004, certain executive officers were eligible to earn a cash bonus in an amount from 25% up to 125% of their respective base salaries depending on a number of factors including, without limitation, the Company’s financial performance. Under terms of the First Amendment of the Post-Merger Stock Transfer Agreement dated April 12, 2004, and attached as exhibit 10.50 to this annual report of Form 10-K, a series of cash bonus payments will be paid to Mr. Altherr, Vice Chairman and Chief Financial Officer. Such series of bonus payments included an initial payment of $300,000, paid upon the execution of the agreement. Three remaining payments of $200,000 are payable on the first business day of fiscal 2005, 2006 and 2007, under the stipulation that Mr. Altherr must remain an employee of the Company through those dates. In addition, the executive officers may receive additional cash bonuses at the discretion of the Compensation Committee of the Board of Directors based upon the Company’s and the respective officer’s performance, including payments in lieu of profit sharing contributions under the Company’s Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits. During fiscal 2004, the named executive officers received discretionary cash bonuses ranging from $30,000 to $500,000 per named executive officer.

     Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company’s long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company’s growth and profitability and individual grants are based on, among other things, the executive officer’s responsibilities and individual performance. To encourage an executive officer’s long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The creation of opportunities to own stock is considered the most significant component in an executive officer’s compensation package. During fiscal 2004, no stock options were granted.

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

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are Messrs. Boden, Callaway, Calhoun and Stevens. None of the members of the Compensation Committee have ever been an officer or employee of the Company. In addition, none of the Company’s executive officers serves as a member of a Compensation Committee of a Board of Directors of any entity that has one or more executive officers who serves on the Company’s Compensation Committee. As discussed below under the caption Certain Relationships and Related Party Transactions, Mr. Callaway, is president of Calgati Chemical Company, Ltd. During fiscal 2004, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $747,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of November 3, 2004, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

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

	Beneficial Ownership		Beneficial Ownership
	of Class A		of Class B
	Common Stock		Common Stock		Percentage Of
	Number	Percent	Number	Percent	Combined
Name of Beneficial Owner(1)	of Shares	Of Class	of Shares	of Class	Voting Power
G. Stephen Felker(2)	4,338,989	37.2%	978,939	100%	73.4%
Jack R. Altherr, Jr.(3)	232,199	2.0%	—	—	*
Keith M. Hull (4)	121,001	1.1%	—	—	*
T. Wayne Spraggins(5)	115,000	1.0%	—	—	*
Sharon L. Rodgers (6)	21,000	*	—	—	*
Dale J. Boden(7)	119,500	1.0%	—	—	*
Kenneth H. Callaway(8)	24,000	*	—	—	*
Robert B. Calhoun(9)(10)(11)	132,772	1.2%	—	—	*
Harry C. Howard(12)	59,000	*	—	—	*
C. Linden Longino, Jr.(13)	39,250	*	—	—	*
James A. Rubright (14)	12,500	*	—	—	*
John P. Stevens(15)	117,000	1.0%	—	—	*
Credit Suisse Group (16)(17)(18)	1,352,949	11.9%	—	—	4.4%
Grayward Company(19)	1,748,870	15.3%	—	—	5.6%
Equitable Trust Company(20)	1,748,870	15.3%	—	—	5.6%
Felker Investments, Ltd.(21)	2,093,750	18.4%	—	—	6.8%
Avondale Mills, Inc. Associate Profit Sharing and Savings Plan(22)	450,000	3.9%	—	—	1.5%
All directors and executive officers As a group (16 persons)	5,342,211	44.4%	978,939	100%	75.8%

* Less than 1%

(1)	Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655.

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

Rule 13d-3 under the Exchange Act, and (iv) 100 shares owned by Mr. Felker’s son, for which Mr. Felker shares neither voting nor investment power.
(3)	Includes 125,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.

(4)	Includes 71,001 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.

(5)	Includes 45,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Spraggins, which shares are deemed beneficially owned by Mr. Spraggins under Rule 13d-3 under the Exchange Act.

(6)	Includes 20,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Ms. Rodgers, which shares are deemed beneficially owned by Ms. Rodgers under Rules 13d-3 under the Exchange Act.

(7)	Reflects (i) 14,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Boden, which shares are deemed beneficially owned by Mr. Boden under Rule 13d-3 under the Exchange Act, (ii) 6,333 shares beneficially owned by Textile Capital Partners with respect to which Mr. Boden has shared voting and investment power, (iii) 8,500 shares beneficially owned by Textile Capital Partners II with respect to which Mr. Boden has shared voting and investment power, (iv) 90,000 shares beneficially owned by The Sterling Trust; Hilliard Lyons Trust Co. Trustee, with respect to which Mr. Boden is a beneficiary and has shared voting and investment power, and (v) 667 shares owned by Mr. Boden’s wife, for which Mr. Boden shares neither voting nor investment power. Mr. Boden is the majority shareholder of Textile Capital Partners and Textile Capital Partners II, and, consequently, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by these entities.

(8)	Includes 14,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Callaway, which shares are deemed beneficially owned by Mr. Callaway under Rule 13d-3 under the Exchange Act.

(9)	The address of Mr. Calhoun is c/o Monitor Clipper Partners, 650 Madison Avenue, 9th Floor, New York, New York 10022.

(10)	Includes (i) 14,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Calhoun, which shares are deemed beneficially owned by Mr. Calhoun under Rule 13d-3 under the Exchange Act, and (ii) 95,472 shares of Class A Common Stock beneficially owned by Clipper Capital Associates LP (“CCA”).

(11)	Mr. Calhoun is the sole stockholder and a director of CCA. As a result, Mr. Calhoun and CCA are deemed to beneficially own all shares of Class A Common Stock beneficially owned by CCA.

(12)	Includes 14,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Howard, which shares are deemed beneficially owned by Mr. Howard under Rule 13d-3 under the Exchange Act.

(13)	Includes (i) 14,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Longino, which shares are deemed beneficially owned by Mr. Longino under Rule 13d-3 under the Exchange Act.

(14)	Includes 8,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Rubright, which shares are deemed beneficially owned by Mr. Rubright under Rules 13d-3 under the Exchange Act.

(15)	Includes (i) 13,000 shares beneficially owned by Mr. Stevens’ spouse, for which Mr. Stevens shares neither voting nor investment power, and (ii) 14,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Stevens, which shares are deemed beneficially owned by Mr. Stevens under Rule 13d-3 under the Exchange Act.

(16)	The address of Credit Suisse Group (“CSG”) is 11 Madison Avenue, New York, NY 10010.

(17)	Includes (i) 670,496 shares of Class A Common Stock held of record by Merban Holding LP (“Merban”), (ii) 579,619 shares of Class A Common Stock held of record by Merchant Holding, Inc. (“Merchant”), and (iii) 102,834 shares of Class A Common Stock held of record by CS First Boston Merchant Investments 1995/96 LP (“CSFB”).

(18)	Merchant, a wholly-owned affiliate of CSG, is the general partner of Merban. CSG is the general partner of CSBF. Merchant, Merban and CSFB are all ultimately controlled by CSG, a Swiss company whose stock is publicly traded on the New York Stock Exchange. As a result, CSG is deemed to beneficially own all of the shares of Class A Common Stock beneficially owned by Merchant, Merban and CSFB.

(19)	Grayward Company’s address is c/o SunTrust Bank, Nashville, N.A., P.O. Box 305110, Nashville, Tennessee 37230. Grayward Company is a trust of which SunTrust Bank, Nashville, N.A. serves as trustee. As trustee, SunTrust Bank, Nashville, N.A. is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by Grayward Company.

(20)	Equitable Trust Company’s address is 4400 Harding Road, Nashville, Tennessee 37205. Equitable Trust Company serves as trustee for three related trusts and, as trustee, Equitable Trust Company is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by the trusts.

(21)	The address of Felker Investments, Ltd. is c/o G. Stephen Felker, 506 South Broad Street, Monroe, Georgia 30655.

(22)	These shares are held by the trustee, Scudder Trust Company, P.O. Box 957, Salem, New Hampshire 03079, for the benefit of participants in the Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (the “Plan”). The Company is the administrator of the Plan and its Chairman and Chief Executive Officer votes the shares held by the trust on behalf of the Company.

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

(c) Number of
Securities Remaining
Available for
	(a) Number of		Future Issuance
	Securities to be	(b) Weighted	Under Equity
	Issued Upon	Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected
Plan Category	Options	Options	in Column (a))
Equity Compensation plans approved by the security holders	803,000	$14.93	—
Equity Compensation plans not approved by the security holders	92,000	$17.43	8,000

     For discussion of the 1993 Avondale Incorporated Stock Option Plan, see “Note 12 Common Stock” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statement and Supplementary Data of this Annual Report on Form 10-K.

     The Company adopted the Avondale Incorporated Stock Option Plan for Non-employee Directors, effective September 1, 1997, reserving 100,000 shares of the Company’s Class A Common Stock. Under the plan, each director is automatically granted each year, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock at an option price equal to the fair market value of the stock on the date of the grant. Options are exercisable for a period of ten years, subject to certain limitations. The plan did not require approval of the shareholders of the Company. In each of fiscal 2002, 2003 and 2004, options to purchase 14,000 shares were granted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Kenneth H. Callaway, a director, is president of Calgati Chemical Company, Ltd. During fiscal 2004, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $747,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     For fiscal 2003 and 2004, the Company retained Dixon Hughes PLLC (“DH”) to audit the consolidated financial statements and perform services normally provided by the accountant in connection with the review of registrant reports filed with the Securities and Exchange Commission, and provided compliance, tax advice and tax planning services in connection with the Company’s state and federal income tax returns. In addition, DH performed audit related services consisting of the audit of the Avondale Mills Associate Profit Sharing and Savings Plan for the plan years ended December 31, 2004 and 2004, and the audit of the financial statements of Funding for fiscal 2003 and 2004. Also in fiscal 2003, DH performed other services in conjunction with the Company’s issuance of the 2013 Notes. The following summary discloses all fees paid or payable to DH for fiscal 2003 and 2004 (in thousands).

	2003	2004
Audit fees	$169	$135
Audit related fees	6	6
Tax fees	11	11
All other fees	—	—

Total fees	$186	$152

     The Audit Committee pre-approves all auditing and permitted non-audit services and fees to be performed for the Company by its independent auditor. No audit work was performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements.

     The following consolidated financial statements of the Company and its consolidated subsidiaries and the Report of the Independent Public Accountants for the year ended August 27, 2004 are included in Part II, Item 8.

Report of Independent Public Accountants

Consolidated Balance Sheets as of August 29, 2003 and August 27, 2004

Consolidated Statements of Operations — Fiscal Years Ended August 30, 2002, August 29, 2003 and August 27, 2004

Consolidated Statements of Shareholders’ Equity — Fiscal Years Ended August 30, 2002, August 29, 2003 and August 27, 2004

Consolidated Statements of Cash Flows — Fiscal Years Ended August 30, 2002, August 29, 2003 and August 27, 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules of the Company.

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits.

Exhibit
Number
3.1	—	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

3.3	—	Amended and restated bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 333-5455-01).

4.3	—	Indenture for the 101/4 Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

4.5	—	Registration Rights Agreement, dated as of June 30, 2003, among Avondale Mills, Inc., Avondale Incorporated and Wachovia Securities, LLC. Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

4.10	—	Exchange Agreement, dated as of May 27, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., Gabriel Capital, L.P. and Ariel Fund Limited (incorporated by reference to Exhibit 4.10 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.11	—	Exchange Agreement, dated as of July 1, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Allstate Life Insurance Company, Allstate Insurance Company, Allstate Plans’ Master Trust and Allstate Investments, LLC (incorporated by reference to Exhibit 4.11 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.12	—	Exchange Agreement, dated as of July 30, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., and Gabriel Capital, L.P. (incorporated by reference to Exhibit 4.12 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.13	—	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and 3V Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.13 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.14	—	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Deutsche Asset Management Inc. and Deutsche Investment Management Americas, Inc. (incorporated by reference to Exhibit 4.14 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.15	—	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and T. Rowe Price Associates, Inc. (incorporated by reference to Exhibit 4.15 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

Exhibit
Number
4.16	—	Trustee Agreement, dated as of August 26, 2004, between Avondale Mills, Inc., Avondale Incorporated and Wachovia bank, N.A., as Trustee. (incorporated by reference to Exhibit 4.16 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.17	—	Felker Put Agreement, dated July 8, 2004, by and between Avondale Incorporated and G. Stephen Felker

10.6	—	Registration Rights Agreement, dated April 29, 1996 between Avondale Incorporated and the Persons listed therein (incorporated by reference to Exhibit 10.8 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.7	—	Shareholders Agreement, dated April 29, 1996 among Avondale Incorporated, the Investors listed therein, the Shareholders listed therein and Clipper Capital Partners, L.P., in its capacity as Purchaser Representative under the Agreement (incorporated by reference to Exhibit 10.9 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.10	—	Avondale Incorporated Stock Option Plan (incorporated by reference to Exhibit 10.12 to Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01).

10.11	—	Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (incorporated by Reference to Exhibit 10.13 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.17	—	Phantom Unit Awards to G. Stephen Felker (incorporated by reference to Exhibit 10.19 To Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01).

10.18	—	Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01).

10.19	—	Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.20	—	Phantom Unit Awards to Keith M. Hull (incorporated by reference to Exhibit 10.19 to Avondale Incorporated ‘s 1996 Annual Report on Form 10-K, File No. 33-68412).

10.21	—	Supply Agreement dated March 31, 1996 between the Company and B.F. Goodrich (incorporated by reference to Exhibit 10.24 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 33-5455-01).

10.22	—	Avondale Incorporated Stock Option Plan for Non-Employee Directors, Dated April 10, 1997 (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s 1997 Annual Report on Form 10-K, File No. 33-68412).

10.26	—	Consent and First Amendment between Avondale Mills, Inc. and B.F. Goodrich, Partial Assignment and Assumption of Supply Agreement between Avondale Mills, Inc., B.F. Goodrich and Noveon, Inc. (formerly B.F. Goodrich PMD Group) and Amendment and Partial Assignment of Supply Agreement, between Avondale Mills, Inc., B.F. Goodrich and C.H. Patrick & Co. (formerly CHP Acquisition Group, Inc.), all dated February 28, 2001 (incorporated by reference to Exhibit 10.26 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412).

10.30	—	Master Security Agreement and related documents, dated July 30, 2002, among Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.30 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.31	—	Intercreditor Agreement, dated July 30, 2002 among Avondale Mills, Inc. The CIT Group/Equipment Financing, Inc. and various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.31 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.32	—	Sale and Contribution Agreement, dated as of August 30, 2002, among Avondale Mills, Inc., Avondale Incorporated and Avondale Funding, LLC (incorporated by reference to Exhibit 10.32 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.33	—	Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Funding, LLC, Redwood Receivables Corporation, Avondale Mills, Inc., and General Electric Capital Corporation (incorporated by reference to Exhibit 10.33 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.34	—	Annex X to Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement, each dated as of August 30, 2002 (incorporated by reference to Exhibit 10.34 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.35	—	Receivables Purchase Termination and Reassignment Agreement, dated August 30, 2002, among Manufacturers and Traders Trust Company, Avondale Receivables Master Trust, Avondale Receivables Company, Avondale Mills, Inc., Falcon Asset Securitization Corporation, and Bank One, N.A. (incorporated by reference to Exhibit 10.35 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.36	—	Blocked Account Agreement, dated August 30, 2002, among Wachovia Bank, National Association, Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation (incorporated

Exhibit
Number
by reference to Exhibit 10.36 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.37	—	Intercreditor Agreement, dated August 30, 2002, among General Electric Capital Corporation, Wachovia Bank, National Association, Avondale Funding, LLC and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.37 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.38	—	Fifth Amendment to Second Amended and Restated Credit Agreement, dated August 30, 2002 among Avondale Mills, Inc., various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.38 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.39	—	Borrow Pledge Agreement, dated August 30, 2002 between Avondale Mills, Inc. various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.39 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.40	—	Third Amended and Restated Credit Agreement dated, as of March 28, 2003, among Avondale Mills, Inc., various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.40 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 31, 2003, File No. 33-68412).

10.41	—	Amendment No. 1 to Receivables Purchase and Servicing Agreement, and Sale and Contribution Agreement, dated as of March 28, 2003, by and among Avondale Funding, LLC, Redwood Receivables Corporation, Avondale Mills, Inc., and General Electric Capital Corporation (incorporated by reference to Exhibit 10.41 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 31, 2003, File No. 33-68412).

10.42	—	Amendment No. 2 to Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Mills, Inc. and General Electric Capital Corporation dated July 3, 2003 (incorporated by reference to Exhibit 10.42 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

10.43	—	Letter Agreement related to the Blocked Account Agreement, dated August 30, 2002, by and among Avondale Mills, Inc., Avondale Funding, LLC, General Electric Capital Corporation and Wachovia Bank, National Association, dated July 3, 2003 (incorporated by reference to Exhibit 10.43 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

10.44	—	Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Market’s Group, Inc., and from time to time various Lenders, and various related agreements (incorporated by reference to Exhibit 10.44 to Avondale Incorporated’s 2003 Annual Report on Form 10-K, File No. 33-68412).

10.45	—	Amendment No. 3 to Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation, dated November 7, 2003 (incorporated by reference to Exhibit 10.45 to Avondale Incorporated’s 2003 Annual Report on Form 10-K, File No. 33-68412).

10.46	—	Intercreditor Agreement, dated as of November 7, 2003, by and among General Electric Capital Corporation, Avondale Funding, LLC and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.46 to Avondale Incorporated’s 2003 Annual Report on Form 10-K, File No. 33-68412).

10.47	—	Wavier and Amendment No. 1 to Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Markets Group, Inc., and from time to time various Lenders, dated January 22, 2004 (incorporated by reference to Exhibit 10.47 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended February 27, 2004, File No. 33-68412).

10.48	—	Amendment No. 4 to Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation, dated January 22, 2004 (incorporated by reference to Exhibit 10.48 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended February 27, 2004, File No. 33-68412).

10.49	—	Amendment No. 1 to Master Security Agreement, dated July 30, 2002, between Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc., dated February 24, 2004 (incorporated by reference to Exhibit 10.48 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended February 27, 2004, File No. 33-68412).

10.50	—	First Amendment to the Post-Merger Stock Transfer and Repurchase Agreement, dated as of August 1993, by and among Avondale Incorporated, Jack R. Altherr, Jr. and G. Stephen Felker, dated April 12, 2004. Corporation (incorporated by reference to Exhibit 10.50 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 28, 2004, File No. 33-68412).

10.51	—	Consent and Amendment No. 2 to Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Markets Group, Inc., and from time to time various Lenders, dated May 26, 2004 (incorporated by reference to Exhibit 10.51 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

Exhibit
Number
10.52	—	Consent and Amendment No. 3 to Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Markets Group, Inc., and from time to time various Lenders, dated July 1, 2004 (incorporated by reference to Exhibit 10.52 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

10.53	—	Consent to Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Markets Group, Inc., and from time to time various Lenders, dated July 28, 2004 (incorporated by reference to Exhibit 10.53 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

10.54	—	Amendment No. 2 to Master Security Agreement, dated July 30, 2002, between Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 10.54 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

14.1	—	Code of Ethics For Senior Executive and Financial Officers (incorporated by reference to Exhibit 10.46 to Avondale Incorporated’s 2003 Annual Report on Form 10-K, File No. 33-68412).

21.1	—	List of Subsidiaries.

31.1	—	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Charter of the Audit Committee of the Board of Directors, adopted effective July 13, 2000 (Incorporated by reference to Exhibit 5.1 to Avondale Incorporated’s 2000 Annual Report on Form 10-K, File No. 33-68412).

(b)	Reports on Form 8-K

None.

(c)	See Item 15(a)(3).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVONDALE INCORPORATED
	By:	/s/ G. STEPHEN FELKER
		Name:	G. Stephen Felker
Date: November 12, 2004		Title:	Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer and Director:
/s/ G. STEPHEN FELKER G. Stephen Felker	Chairman of the Board, President and Chief Executive Officer	November 12, 2004
Principal Financial and Accounting Officer:
/s/ JACK R. ALTHERR, JR. Jack R. Altherr, Jr.	Vice Chairman, Chief Financial Officer and Director	November 12, 2004
Directors:
/s/ DALE J. BODEN Dale J. Boden	Director	November 12, 2004
/s/ ROBERT B. CALHOUN Robert B. Calhoun	Director	November 12, 2004
/s/ KENNETH H. CALLAWAY Kenneth H. Callaway	Director	November 12, 2004
/s/ HARRY C. HOWARD Harry C. Howard	Director	November 12, 2004
/s/ C. LINDEN LONGINO, JR. C. Linden Longino, Jr.	Director	November 12, 2004
/s/ JAMES A. RUBRIGHT James A. Rubright	Director	November 12, 2004
/s/ JOHN P. STEVENS John P. Stevens	Director	November 8, 2004

Schedule II

AVONDALE INCORPORATED

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Balance	Charged to		Balance
		at Beginning	Costs and	(A) (B)	at End
	Description	of Period	Earnings	Deductions	of Period
Year Ended August 30, 2002	Allowance for doubtful accounts	7,196	1,442	(6,439)	2,199
Year Ended August 29, 2003	Allowance for doubtful accounts	2,199	(318)	(14)	1,867
Year Ended August 27, 2004	Allowance for doubtful accounts	1,867	31	(883)	1,015

(A)	Deductions represent customer account balances written off during the period.

(B)	For the fiscal year ended August 30, 2002, deductions include $5,000 related to the write down of accounts receivable to net realizable value in conjunction with the sale of those receivables to Avondale Funding, LLC.