Form 10-Q
period 2004-11-26
AVONDALE INC
filed 2005-01-07
CIK 911634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 26, 2004

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding
Class A Common Stock	January 3, 2005	11,394,160	Shares
Class B Common Stock	January 3, 2005	978,939	Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		Nov. 26,
	Aug. 27,	2004
	2004	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,481	$2,183
Accounts receivable, less allowance for doubtful accounts of $1,015 at August 27, 2004 and $870 at November 26, 2004	50,975	58,839
Inventories	78,282	83,325
Prepaid expenses	1,275	1,384
Income taxes refundable	506	156

Total current assets	136,519	145,887
Assets held for sale	1,037	734
Property, plant and equipment
Land	6,289	6,286
Buildings	75,771	75,821
Machinery and equipment	465,647	467,090

	547,707	549,197
Less accumulated depreciation	(365,755)	(374,363)

	181,952	174,834
Goodwill	2,951	2,951
Other assets	6,023	5,881

	$328,482	$330,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,167	$24,978
Accrued compensation, benefits and related expenses	10,440	10,391
Accrued interest	2,403	4,442
Other accrued expenses	9,340	9,527
Long-term debt due in one year	4,325	4,325

Total current liabilities	50,675	53,663

Long-term debt	141,039	139,783
Deferred income taxes and other long-term liabilities	29,439	29,313
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized; issued and outstanding - 11,394 shares at August 27, 2004 and November 26, 2004	114	114
Class B, $.01 par value; 5,000 shares authorized; issued and outstanding - 979 shares at August 27, 2004 and November 26, 2004	10	10
Capital in excess of par value	39,170	39,170
Retained earnings	68,035	68,234

Total shareholders’ equity	107,329	107,528

	$328,482	$330,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended
	Nov. 28,	Nov. 26,
	2003	2004

Net sales	$131,340	$151,090

Operating costs and expenses
Cost of goods sold	117,771	132,404

Depreciation	9,524	8,617

Selling and administrative expenses	6,462	6,142

Operating income (loss)	(2,417)	3,927

Interest expense, net	4,830	3,757
Discount and expenses on sales of receivables	628	581
Gain on extinguishment of debt	—	(162)
Other, net	(2,372)	(573)

Income (loss) before income taxes	(5,503)	324

Provision for (benefit of) income taxes	(1,930)	125

Net income (loss)	$(3,573)	$199

Per share data:
Net income (loss)-basic	$(.29)	$.02

Net income (loss)-diluted	$(.29)	$.02

Dividends declared	$.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Thirteen Weeks Ended
	Nov. 28,	Nov. 26,
	2003	2004

Operating activities
Net income (loss)	$(3,573)	$199
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,633	8,839
Provision for (benefit of) deferred income taxes	(1,958)	131
Gain on disposal of property, plant and equipment and assets held for sale	(2,310)	(406)
Gain on extinguishment of debt	—	(162)
Sale of accounts receivable, net	(7,448)	(8,052)
Changes in operating assets and liabilities	(1,614)	(1,979)

Net cash used in operating activities	(7,270)	(1,430)

Investing activities
Purchases of property, plant and equipment	(1,493)	(1,501)
Proceeds from sale of property, plant and equipment and assets held for sale	4,112	714

Net cash provided by (used in) investing activities	2,619	(787)

Financing activities
Reduction in long-term debt	(1,081)	(1,081)
Dividends paid	(1,238)	—

Net cash used in financing activities	(2,319)	(1,081)

Decrease in cash and cash equivalents	(6,970)	(3,298)

Cash and cash equivalents at beginning of period	13,769	5,481

Cash and cash equivalents at end of period	$6,799	$2,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
November 26, 2004

     1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiary, Avondale Mills, Inc. (“Avondale Mills”) (collectively, the “Company”). Avondale Funding LLC (“Funding”), a special purpose subsidiary of Avondale Mills, provides financing through the sale of accounts receivable generated by the Company. The Company accounts for its investment in Funding using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year’s presentation. The August 27, 2004 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 27, 2004 audited consolidated financial statements.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation. Operating results for the thirteen weeks ended November 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2005.

2.	Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 27,	Nov. 26,
	2004	2004

Finished goods	$29,187	$32,242
Work in process	33,047	34,776
Raw materials	8,173	7,769
Dyes and chemicals	4,096	4,116

Inventories at FIFO	74,503	78,903

Adjustment of carrying value to LIFO basis, net of market adjustment	(1,645)	(1,145)

	72,858	77,758
Supplies at average cost	5,424	5,567

	$78,282	$83,325

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

     The Company’s inventories at November 26, 2004 under the last-in, first-out (“LIFO”) method and the related impact on the statement of operations for the thirteen weeks then ended have been recorded using estimated quantities and costs as of August 26, 2005, the end of fiscal 2005. As actual inventory quantities and costs at August 26, 2005 could differ significantly from these estimates, the inventory amounts at November 26, 2004 and the operating results for the thirteen weeks ended November 26, 2004 are not necessarily indicative of the inventory amounts at August 26, 2005 and operating results for fiscal 2005 to be recorded using the final LIFO calculations.

     3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended
	Nov. 28,	Nov 26,
	2003	2004

Weighted average shares outstanding — basic	12,381	12,373
Effect of employee stock options	—	—

Weighted average shares outstanding — diluted	12,381	12,373

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

	Thirteen Weeks Ended
	Nov. 28,	Nov. 26,
	2003	2004

Net income (loss) as reported	$(3,573)	$199
Pro forma stock-based compensation, net of income taxes	(9)	(9)

Pro forma net income (loss)	$(3,582)	$190

Per share data:
Net income (loss)-basic as reported	$(.29)	$.02

Net income (loss)-basic pro forma	$(.29)	$.02

Net income (loss)-diluted as reported	$(.29)	$.02

Net income (loss)-diluted pro forma	$(.29)	$.02

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

     4. Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended
	Nov. 28,	Nov. 26,
	2003	2004

Revenues:
Apparel fabrics	$100,362	$114,780
Yarns	41,399	41,652
Other	14,723	8,428

	156,484	164,860
Less inter-segment sales	25,144	13,770

Net sales	$131,340	$151,090

Income (loss) before income taxes:
Apparel fabrics	$2,402	$2,848
Yarns	(1,318)	2,980
Other	1,043	1,215
Unallocated	(4,544)	(3,116)

Total operating income (loss)	(2,417)	3,927
Interest expense, net	4,830	3,757
Discount and expenses on sale of receivables	628	581
Gain on extinguishment of debt	—	(162)
Other, net	(2,372)	(573)

Income (loss) before income taxes	$(5,503)	$324

     5. Post Retirement Benefits: The estimated cost of post retirement benefits is recorded ratably over the service lives of the associates expected to receive such benefits. The Company provides certain life and medical insurance benefits which were granted in 1964 to a closed group of associates, the majority of whom are now retired. The table below details the estimated net period cost of the Company’s post retirement benefits.

	Thirteen Weeks Ended
	Nov. 28,	Nov. 26,
	2003	2004

Components of net periodic benefit cost (benefit):
Service cost	$26	$—
Interest cost	114	53
Amortization of prior service cost	83	(127)
Amortization of loss	(15)	—

Net periodic benefit cost (benefit)	$208	$(74)

     Payment of post retirement benefits for the thirteen weeks ended November 28, 2003 and November 26, 2004 amounted to $163,000 and $283,000, respectively, and is forecasted to be approximately $600,000 for the full fiscal year ended August 26, 2005.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

     6. New Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board issued Statement No. 151, Inventory Costs as an amendment of ARB No. 43, chapter 4, clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense, and is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The Company is currently evaluating the impact of this statement, but does not believe the adoption of Statement No. 151 will have a material impact on the Company’s consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payments, which requires that companies record the fair value of their stock-based compensation arrangements on the date they are granted to employees, as a liability or as a component of equity, depending on whether the obligations can be settled in cash or stock. Regardless of treatment as liabilities or equity, these amounts must be expensed over the vesting period of the compensation arrangements. For non-public equity companies such as the Company, Statement No. 123R is effective for the first annual reporting period beginning after December 15, 2005. Non-public equity companies that used the minimum value method of measuring stock options, for either recognition or pro forma disclosure under earlier applicable statements, will apply Statement 123R prospectively for new stock-based compensation arrangements and the unvested portion of existing arrangements. The Company is currently evaluating the impact of this statement, but does not believe the adoption of Statement No. 123R will have a material impact on the Company’s consolidated financial statements.

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

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004. There have been no significant changes in the matters reported other than as described below. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes will have a material adverse effect on the Company’s financial condition or results of operations.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

     On January 13, 2000, a complaint against Russell Corporation, Alabama Power Company and the Company was filed in the Circuit Court of Jefferson County, Alabama (the “Court”) by Larry and Cynthia Locke, and the owners of twenty-three other residences in the Raintree subdivision of Lake Martin. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ properties, which allegedly interfered with the plaintiffs’ use of the properties. As a result of these alleged actions, the plaintiffs claim that the value of their properties have been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Court subsequently dismissed Alabama Power as a defendant in the case, based on motion for summary judgment. After an initial series of actions, the case was stayed by the Court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company and others (the “Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiffs’ counsel, which includes attorneys who acted as co-plaintiffs’ counsel on the Sullivan case, presented arguments in a hearing before the Court on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The Court allowed the case to proceed to the discovery phase. Ten plaintiffs voluntarily dismissed their claims on August 29, 2001 and five more plaintiffs did so on October 31, 2001. On April 25, 2002, the Court held a hearing on summary judgment motions and, on May 22, 2002, entered judgment as a matter of law in the defendants’ favor on all counts except the narrow legal theory involving public nuisance tort. Recently, in response to motions filed by the Company and Russell Corporation, the Court entered an order reducing testimony that can be given by plaintiffs’ proposed experts and held that plaintiffs can only recover damages arising from a nuisance proven to have been caused by the defendants at any time since January 1998. The Company ceased all dyeing operations at its Alexander City plant in April 1999. In addition, the Court found that the plaintiffs have no evidence that would entitle them to recover damages for mental anguish in this case and made a number of other specific evidentiary rulings in the defendants’ favor. Plaintiffs’ counsel moved for reconsideration of all aspects of the Court’s recent order and a hearing was held on that motion on December 10, 2004. After the hearing, the Court allowed the parties until December 23, 2004 to submit additional briefing. A final ruling on these matters is expected from the Court in early 2005. A pre-trial conference has been scheduled for January 14, 2005, and the trial is expected to begin in February 2005. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

     8. Consolidating Guarantor and Non-guarantor Financial Information: The following consolidating financial information presents balance sheets, statements of operation and statements of cash flows of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 2013 Notes and the 2012 Notes issued by Avondale Mills. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
November 26, 2004
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

ASSETS

Current Assets
Cash and cash equivalents	$2,183	$—	$—	$—	$2,183
Accounts receivable	58,836	—	3	—	58,839
Inventories	83,325	—	—	—	83,325
Prepaid expenses	1,384	—	—	—	1,384
Income taxes refundable	156	—	—	—	156

Total current assets	145,884	—	3	—	145,887
Assets held for sale	734				734
Property, plant and equipment
Land	6,090	—	196	—	6,286
Buildings	64,071	—	11,750	—	75,821
Machinery and equipment	429,184	—	37,906	—	467,090

	499,345	—	49,852	—	549,197
Less accumulated depreciation	(344,154)	—	(30,209)	—	(374,363)

	155,191	—	19,643	—	174,834
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	7,475	97,123	—	(104,598)	—
Other assets	5,881	—	—	—	5,881

	$318,116	$97,123	$19,646	$(104,598)	$330,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$23,852	$—	$1,126	$—	$24,978
Accrued compensation, benefits	10,179	—	212	—	10,391
Accrued interest	4,442	—	—	—	4,442
Other accrued expenses	9,526	—	1	—	9,527
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	52,324	—	1,339	—	53,663
Long-term debt	139,783	—	—	—	139,783
Deferred income taxes and other long term liabilities	29,313	—	—	—	29,313
Due to (from) subsidiaries	(427)	(10,405)	10,832	—	—
Shareholders’ equity	97,123	107,528	7,475	(104,598)	107,528

	$318,116	$97,123	$19,646	$(104,598)	$330,287

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 27, 2004
(In thousands)

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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen weeks ended November 26, 2004
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated

Net sales, including intercompany transfers and charges	$151,090	$31	$27,436	$(27,467)	$151,090
Operating costs and expenses
Cost of goods sold	132,749	—	27,089	(27,434)	132,404
Depreciation	7,686	—	931	—	8,617
Selling and administrative expenses	6,175	—	—	(33)	6,142

Operating income (loss)	4,480	31	(584)	—	3,927
Interest expense, net	3,757	—	—	—	3,757
Discount and expenses on sales of receivables	581	—	—	—	581
Gain on extinguishment of debt	(162)	—	—	—	(162)
Other, net	(573)	—	—	—	(573)

Income (loss) before income taxes	877	31	(584)	—	324
Provision for (benefit of) income taxes	332	12	(219)	—	125
Equity in earnings (loss) of subsidiary	(365)	180	—	185	—

Net income (loss)	$180	$199	$(365)	$185	$199

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen weeks ended November 28, 2003
(In thousands)

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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirteen weeks ended November 26, 2004
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net Income (loss)	$180	$199	$(365)	$185	$199
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,908	—	931	—	8,839
Benefit of deferred income taxes	131	—	—	—	131
Gain on disposal of property, plant and equipment and assets held for sale	(406)	—	—	—	(406)
Gain on extinguishment of debt	(162)	—	—	—	(162)
Sale of accounts receivable, net	(8,052)	—	—	—	(8,052)
Changes in operating assets and liabilities	(1,460)	(19)	(500)	—	(1,979)
Equity in earnings of subsidiary	365	(180)	—	(185)	—

Net cash provided by (used in) operating activities	(1,496)	—	66	—	(1,430)

Investing activities
Purchase of property, plant and equipment	(1,435)	—	(66)	—	(1,501)
Proceeds from sale of property, plant and equipment and assets held for sale	714	—	—	—	714

Net cash used in investing activities	(721)	—	(66)	—	(787)

Financing activities
Net payments on long-term debt	(1,081)	—	—	—	(1,081)

Net cash used in financing activities	(1,081)	—	—	—	(1,081)

Decrease in cash and cash equivalents	(3,298)	—	—	—	(3,298)
Cash and cash equivalents At beginning of period	5,481	—	—	—	5,481

Cash and cash equivalents At end of period	$2,183	$—	$—	$—	$2,183

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 26, 2004

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirteen weeks ended November 28, 2003
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(3,589)	$(3,573)	$(76)	$3,665	$(3,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,695	—	938	—	9,633
Benefit of deferred income taxes	(1,958)	—	—	—	(1,958)
Gain on disposal of property, plant and equipment and assets held for sale	(2,310)	—	—	—	(2,310)
Sale of accounts receivable, net	(7,448)	—	—	—	(7,448)
Changes in operating assets and liabilities	(745)	(16)	(853)	—	(1,614)
Dividends from subsidiary	—	1,238	—	(1,238)	—
Equity in loss of subsidiary	76	3,589	—	(3,665)	—

Net cash provided by (used in) operating activities	(7,279)	1,238	9	(1,238)	(7,270)

Investing activities
Purchase of property, plant and equipment	(1,484)	—	(9)	—	(1,493)
Proceeds from sale of property, plant and equipment and assets held for sale	4,112	—	—	—	4,112

Net cash provided by (used in) investing activities	2,628	—	(9)	—	2,619

Financing activities
Net payments on long term debt	(1,081)	—	—	—	(1,081)
Dividends paid	(1,238)	(1,238)	—	1,238	(1,238)

Net cash used in financing activities.	(2,319)	(1,238)	—	1,238	(2,319)

Decrease in cash and cash equivalents	(6,970)	—	—	—	(6,970)
Cash and cash equivalents at beginning of period	13,769	—	—	—	13,769

Cash and cash equivalents at end of period	$6,799	$—	$—	$—	$6,799

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

     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the fiscal year on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory that is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company.

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

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004. There have been no changes in the matters reported other than as described below. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes will have a material adverse effect on the Company’s financial condition or results of operations.

     On January 13, 2000, a complaint against Russell Corporation, Alabama Power Company and the Company was filed in the Circuit Court of Jefferson County, Alabama (the “Court”) by Larry and Cynthia Locke, and the owners of twenty-three other residences in the Raintree subdivision of Lake Martin. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ properties, which allegedly interfered with the plaintiffs’ use of the properties. As a result of these alleged actions, the plaintiffs claim that the value of their properties have been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Court subsequently dismissed Alabama Power as a defendant in the case, based on motion for summary judgment. After an initial series of actions, the case was stayed by the Court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company and others (the “Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiffs’ counsel, which includes attorneys who acted as co-plaintiffs’ counsel on the Sullivan case, presented arguments in a hearing before the Court on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The Court allowed the case to proceed to the discovery phase. Ten plaintiffs voluntarily dismissed their claims on August 29, 2001 and five more plaintiffs did so on October 31, 2001. On April 25, 2002, the Court held a hearing on summary judgment motions and, on May 22, 2002, entered judgment as a matter of law in the defendants’ favor on all counts except the narrow legal theory involving public nuisance tort. Recently, in response to motions filed by the Company and Russell Corporation, the Court entered an order reducing testimony that can be given by plaintiffs’ proposed experts and held that plaintiffs can only recover damages arising from a nuisance proven to have been caused by the defendants at any time since January 1998. The Company ceased all dyeing operations at its Alexander City plant in April 1999. In addition, the Court found that the plaintiffs have no evidence that would entitle them to recover damages for mental anguish in this case and made a number of other specific evidentiary rulings in the defendants’ favor. Plaintiffs’ counsel moved for reconsideration of all aspects of the Court’s recent order and a hearing was held on that motion on December 10, 2004. After the hearing, the Court allowed the parties until December 23, 2004 to submit additional briefing. A final ruling on these matters is expected from the Court in early 2005. A pre-trial conference has been scheduled for January 14, 2005, and the trial is expected to begin in February 2005. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 26, 2004 Compared to Thirteen Weeks Ended November 28, 2003

     Net Sales. Net sales increased 15.1% to $151.1 million for the thirteen weeks ended November 26, 2004 from $131.3 million for the thirteen weeks ended November 28, 2003. The increase in net sales for the thirteen weeks ended November 26, 2004 primarily reflected improved unit volume for the Company’s apparel fabrics operation and generally higher average invoice prices for all of the Company’s operations, as the development of new and enhanced products enabled the Company to increase its sales with existing customers and the overall improvement in market demand for the Company’s products continued from the previous fiscal quarter. However, the domestic textile industry continues to face difficult challenges, including significant growth in imported apparel, the elimination of all import quotas under the WTO effective December 31, 2004, uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial distress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. Pending legislation to impose tariffs on imports from China to offset China’s undervalued currency and petitions filed by industry trade organizations seeking safeguard relief through action by the U.S. government may provide some assistance, but there can be no assurance that any of these proposals will be implemented, and if so, in a timely manner. The Company expects these difficult conditions to continue into the foreseeable future.

     Operating Income (Loss). The Company produced an operating income of $3.9 million for the thirteen weeks ended November 26, 2004 compared to an operating loss of ($2.4) million for the thirteen weeks ended November 28, 2003. The improvement in operating income reflected the increases in average invoice prices and better unit cost absorptions achieved through the increased unit volume and the Company’s capacity rationalization programs. Additionally, the Company recorded a non-cash benefit of $0.5 million to adjust the carrying value of inventories to LIFO basis for the thirteen weeks ended November 26, 2004 compared to a charge of $0.5 million for the thirteen weeks ended November 28, 2003. Cost of goods sold increased 12.4% to $132.4 million for the thirteen weeks ended November 26, 2004 from $117.8 million for the thirteen weeks ended November 28, 2003, primarily reflecting the increased unit volume and higher raw material costs. Cost of goods sold as a percentage of net sales decreased to 87.6% for the thirteen weeks ended November 26, 2004 from 89.7% for the thirteen weeks ended November 28, 2003 reflecting the impact of the higher average invoice prices and improved unit cost absorptions.

     Selling and administrative expenses decreased 6.2% to $6.1 million for the thirteen weeks ended November 26, 2004 from $6.5 million for the thirteen weeks ended November 28, 2003, primarily reflecting the Company’s ongoing cost reduction programs. Selling and administrative expenses as a percentage of net sales were 4.1% for the thirteen weeks ended November 26, 2004 versus 4.9% for the thirteen weeks ended November 28, 2003.

     Segment Performance. Apparel fabric sales increased 14.3% to $114.8 million for the thirteen weeks ended November 26, 2004 from $100.4 million for the thirteen weeks ended November 28, 2003, reflecting a 10.4% increase in yards invoiced and a 3.6% increase in average invoice price. Operating income for apparel fabrics increased 16.7% to $2.8 million for the thirteen weeks ended November 26, 2004 from $2.4 million for the thirteen weeks ended November 28, 2003, primarily due to the improved unit volume and higher average invoice price.

     Yarn sales, including intra-company sales to the Company’s fabric operations, increased 0.7% to $41.7 million for the thirteen weeks ended November 26, 2004 from $41.4 million for the thirteen weeks ended November 28, 2003. Total pounds invoiced declined 13.2%, primarily reflecting the May 2004 closure of a yarn manufacturing facility in North Carolina and a greige weaving operation in Georgia. Average invoice price increased 15.8% as improved market demand for certain yarn products and higher raw material costs helped increase outside invoice prices as well as intra-company transfer prices. The yarns operation produced operating income of $3.0 million for the thirteen weeks ended November 26, 2004 compared to a loss of ($1.3) for the thirteen weeks ended November 28, 2003, primarily due to the increase in average invoice price.

     Other sales, which include sales of greige and specialty fabrics, initial sales of a new apparel sourcing operation and revenues from the Company’s trucking operation, decreased 42.9% to $8.4 million for the thirteen weeks ended November 26, 2004 from $14.7 million for the thirteen weeks ended November 28, 2003. The decrease in other sales was primarily attributable to decreased intra-company sales of greige fabrics to the apparel fabric operations following the shutdown of the greige weaving operation in Georgia and subsequent realignment of certain manufacturing facilities. Operating income from other sales increased 20.0%, from $1.0 million for the thirteen weeks ended November 28, 2003 to $1.2 million for the thirteen weeks ended November 26, 2004, primarily reflecting improved income of the specialty fabrics operation.

     Inter-segment sales decreased 45.0% to $13.8 million for the thirteen weeks ended November 26, 2004 from $25.1 million for the thirteen weeks ended November 28, 2003, reflecting the capacity rationalization actions and corresponding reduction in transfers of internally produced yarns and greige fabrics.

     Unallocated amounts included in operating income represent general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Interest Expense, Net. Net interest expense declined 20.8% to $3.8 million for the thirteen weeks ended November 26, 2004 compared to $4.8 million for the thirteen weeks ended November 28, 2003. Net interest expense for the thirteen weeks ended November 28, 2003 included the write-off of approximately $400,000 of unamortized debt issue costs following execution of a new senior secured revolving credit facility with GECC in November 2003. In addition, net interest expense for the thirteen weeks ended November 26, 2004 reflected lower average borrowings outstanding following the Company’s exchange of approximately $60 million of its 2013 Notes for approximately $42 million of its Floating Rate Notes due 2012.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.6 million for both the thirteen weeks ended November 26, 2004 and the thirteen weeks ended November 28, 2003.

     Provision for (benefit of) Income Taxes. A provision for income taxes of $0.1 million was recorded for the thirteen weeks ended November 26, 2004, reflecting the Company’s income before income taxes, compared to an income tax benefit of $1.9 million for the thirteen weeks ended November 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $1.4 million for the thirteen weeks ended November 26, 2004. Principal working capital changes included an $8.1 million decrease in accounts receivable sold under the securitization facility, a $5.0 million increase in inventories and an $2.9 million increase in accounts payable and accrued expenses. Investing activities were predominantly equipment purchases and related costs of $1.5 million made in connection with ongoing maintenance of the Company’s manufacturing facilities and proceeds of $0.7 million from the sale of a tract of land and certain excess equipment. Financing activities included repayment of $1.1 million of long-term debt.

     The Company’s capital expenditures, aggregating $1.5 million for the thirteen weeks ended November 26, 2004, were used primarily to complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2005 will be approximately $8.5 million.

     At November 26, 2004, the Company had no borrowings outstanding under its revolving line of credit, and $26.1 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit and required minimum availability.

     Covenants of the revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that combined excess availability under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks. At November 26, 2004, combined excess availability under these two facilities was approximately $65 million.

     Covenants of the indenture under which the 2013 Notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of adjusted net income, or less 100% of adjusted net loss, all calculated on an accumulative basis subsequent to the date of the indenture. With the loss reported for fiscal 2004, the covenants of the indenture prohibit further payment of dividends or purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.

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

     Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding product demand, selling prices, raw material costs, timing and cost of capital expenditures, cost of environmental compliance, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, all of the risks described under the heading “Risk Factors” in the Company’s Current Report on Form 8-K dated June 20, 2003 and the following:

•	cyclical and competitive nature of the textile industry;

•	pressures on selling prices due to competitive and economic conditions;

•	deterioration of relationships with, or loss of, significant customers;

•	strength of the U.S. dollar versus the currencies of other textile producing countries;

•	changes in trade policies, including textile quotas and tariffs, and the elimination of import quotas under the WTO effective December 31, 2004;

•	ability to identify and respond to fashion trends;

•	availability and pricing of cotton and other raw materials;

•	changes in government policies affecting raw material costs, including the impact of WTO rulings against the U.S. agricultural support programs;

•	availability and desirability of technological advancements;

•	retention of key management personnel;

•	continued availability of financial resources;

•	changes in environmental, health and safety regulations; and

•	political or military responses to terrorist activities.

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

	Thirteen Weeks Ended
	Nov. 28,	Nov. 26,
	2003	2004

Net income (loss)	$(3,573)	$199
Interest expense, net	4,830	3,757
Provision for (benefit of) income taxes	(1,930)	125
Depreciation and amortization	9,633	8,839

EBITDA	8,960	12,920
Discount and expenses on sale of receivables	628	581
Gain on extinguishment of debt	—	(162)
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	500	(500)

Adjusted EBITDA	$10,088	$12,839

     Adjusted EBITDA as calculated by the Company is not necessarily comparable to similarly titled measures used by other companies. Adjusted EBITDA (a) does not represent net income (loss) or cash flow from operations as defined by generally accepted accounting principles; (b) is not necessarily indicative of cash available to fund cash requirements; and (c) should not be considered an alternative to operating income, net income (loss) or net cash provided by operating activities as determined in accordance with generally accepted accounting principles

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004.

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

AVONDALE INCORPORATED

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no significant changes in the matters reported under Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 other than as described below.

On January 13, 2000, a complaint against Russell Corporation, Alabama Power Company and the Company was filed in the Circuit Court of Jefferson County, Alabama (the “Court”) by Larry and Cynthia Locke, and the owners of twenty-three other residences in the Raintree subdivision of Lake Martin. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ properties, which allegedly interfered with the plaintiffs’ use of the properties. As a result of these alleged actions, the plaintiffs claim that the value of their properties have been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Court subsequently dismissed Alabama Power as a defendant in the case, based on motion for summary judgment. After an initial series of actions, the case was stayed by the Court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company and others (the “Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiffs’ counsel, which includes attorneys who acted as co-plaintiffs’ counsel on the Sullivan case, presented arguments in a hearing before the Court on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The Court allowed the case to proceed to the discovery phase. Ten plaintiffs voluntarily dismissed their claims on August 29, 2001 and five more plaintiffs did so on October 31, 2001. On April 25, 2002, the Court held a hearing on summary judgment motions and, on May 22, 2002, entered judgment as a matter of law in the defendants’ favor on all counts except the narrow legal theory involving public nuisance tort. Recently, in response to motions filed by the Company and Russell Corporation, the Court entered an order reducing testimony that can be given by plaintiffs’ proposed experts and held that plaintiffs can only recover damages arising from a nuisance proven to have been caused by the defendants at any time since January 1998. The Company ceased all dyeing operations at its Alexander City plant in April 1999. In addition, the Court found that the plaintiffs have no evidence that would entitle them to recover damages for mental anguish in this case and made a number of other specific evidentiary rulings in the defendants’ favor. Plaintiffs’ counsel moved for reconsideration of all aspects of the Court’s recent order and a hearing was held on that motion on December 10, 2004. After the hearing, the Court allowed the parties until December 23, 2004 to submit additional briefing. A final ruling on these matters is expected from the Court in early 2005. A pre-trial conference has been scheduled for January 14, 2005, and the trial is expected to begin in February 2005. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Shareholders on November 18, 2004.

(b)	Nine directors were elected at the Annual Meeting to serve until the Annual Meeting of Shareholders in 2005. The names of these Directors are as follows:

G. Stephen Felker
Jack R. Altherr, Jr.
Dale J. Boden
Robert B. Calhoun
Kenneth H. Callaway
Harry C. Howard
C. Linden Longino, Jr.
James A. Rubright
John P. Stevens

(c)	The Company had outstanding shares of Class A Common Stock and Class B Common Stock having an aggregate of 30,972,940 votes entitled to be cast at the Annual Meeting. Of such aggregate outstanding votes, 414,190 votes were not represented at the Annual Meeting in person or by proxy. The remaining 30,558,750 outstanding votes were represented at the Annual Meeting in person or by proxy, with all votes cast for all nine directors that were elected at the Annual Meeting. There were no broker non-votes and no votes were withheld.

Item 5. Other Information.

None

Item 6. Exhibits.

3.1	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, filed June 7, 1996, File No. 333-05455-01).

3.3	Amended and Restated Bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 33-68412).

4.3	Indenture dated as of June 30, 2003 for the 101/4% Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

4.5	Registration Rights Agreement, dated as of June 30, 2003, among Avondale Mills, Inc., Avondale Incorporated and Wachovia Securities, LLC (incorporated by reference to Exhibit 4.5 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

4.18	Form of Registration Rights Agreement among Avondale Mills, Inc., Avondale Incorporated and each of the holders from time to time of the Senior Floating Rate Notes due 2012.

10.55	Avondale Incorporated Stock Option Plan for Non-Employee Directors, Dated November 18, 2004.

31.1	Certificate of Chief Executive Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED
By:	/s/ JACK R. ALTHERR, JR.
Jack R. Altherr, Jr.
Vice Chairman and Chief Financial Officer

     Date: /s/ January 7, 2005