Form 10-Q
period 2005-02-25
AVONDALE INC
filed 2005-04-07
CIK 911634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 25, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding
Class A Common Stock	April 1, 2005	11,394,160 Shares
Class B Common Stock	April 1, 2005	978,939 Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		Feb. 25,
	Aug. 27,	2005
	2004	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,481	$4,811
Accounts receivable, less allowance for doubtful accounts of $1,015 at August 27, 2004 and $885 at February 25, 2005	50,975	46,323
Inventories	78,282	84,761
Prepaid expenses	1,275	1,830
Insurance claim receivable	—	2,856
Income taxes refundable	506	187

Total current assets	136,519	140,768
Assets held for sale	1,037	734
Property, plant and equipment
Land	6,289	6,273
Buildings	75,771	75,896
Machinery and equipment	465,647	467,843

	547,707	550,012
Less accumulated depreciation	(365,755)	(381,182)

	181,952	168,830
Goodwill	2,951	2,951
Other assets	6,023	5,999

	$328,482	$319,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,167	$23,886
Accrued compensation, benefits and related expenses	10,440	10,111
Accrued interest	2,403	2,188
Other accrued expenses	9,340	8,962
Long-term debt due in one year	4,325	4,325

Total current liabilities	50,675	49,472

Long-term debt	141,039	138,702
Deferred income taxes and other long-term liabilities	29,439	27,089
Shareholders’ equity
Preferred stock $.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized; issued and outstanding – 11,394 shares at August 27, 2004 and February 25, 2005	114	114
Class B, $.01 par value; 5,000 shares authorized; issued and outstanding – 979 shares at August 27, 2004 and February 25, 2005	10	10
Capital in excess of par value	39,170	39,170
Retained earnings	68,035	64,725

Total shareholders’ equity	107,329	104,019

	$328,482	$319,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended
	Feb. 27,	Feb. 25,
	2004	2005
Net sales	$129,582	$124,306

Operating costs and expenses
Cost of goods sold	117,578	110,962

Depreciation	9,343	8,538

Selling and administrative expenses	6,227	6,652

Operating loss	(3,566)	(1,846)

Interest expense, net	4,334	3,832
Discount and expenses on sales of receivables	615	534
Other, net	(177)	(578)

Loss before income taxes	(8,338)	(5,634)

Benefit of income taxes	(2,965)	(2,125)

Net loss	$(5,373)	$(3,509)

Per share data:
Net loss-basic	$(.43)	$(.28)

Net loss-diluted	$(.43)	$(.28)

Dividends declared	$.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Twenty-Six Weeks Ended
	Feb. 27,	Feb. 25,
	2004	2005
Net sales	$260,922	$275,396

Operating costs and expenses
Cost of goods sold	235,349	243,366

Depreciation	18,867	17,155

Selling and administrative expenses	12,689	12,794

Operating income (loss)	(5,983)	2,081

Interest expense, net	9,164	7,589
Discount and expenses on sales of receivables	1,243	1,115
Gain on extinguishment of debt	—	(162)
Other, net	(2,549)	(1,151)

Loss before income taxes	(13,841)	(5,310)

Benefit of income taxes	(4,895)	(2,000)

Net loss	$(8,946)	$(3,310)

Per share data:
Net loss-basic	$(.72)	$(.27)

Net loss-diluted	$(.72)	$(.27)

Dividends declared	$.20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Twenty-Six Weeks Ended
	Feb. 27,	Feb. 25,
	2004	2005
Operating activities
Net loss	$(8,946)	$(3,310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,103	17,593
Benefit of deferred income taxes	(5,035)	(1,983)
Gain on disposal of property, plant and equipment and assets held for sale	(2,633)	(971)
Gain on extinguishment of debt	—	(162)
Sale of accounts receivable, net	(4,932)	(11,072)
Changes in operating assets and liabilities	(5,087)	4,156

Net cash provided by (used in) operating activities	(7,530)	4,251

Investing activities
Purchases of property, plant and equipment	(2,833)	(4,188)
Proceeds from sale of property, plant and equipment and assets held for sale	4,597	1,430

Net cash provided by (used in) investing activities	1,764	(2,758)

Financing activities
Reduction in long-term debt	(2,163)	(2,163)
Dividends paid	(2,476)	—

Net cash used in financing activities	(4,639)	(2,163)

Decrease in cash and cash equivalents	(10,405)	(670)

Cash and cash equivalents at beginning of period	13,769	5,481

Cash and cash equivalents at end of period	$3,364	$4,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
February 25, 2005

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation. Operating results for the twenty-six weeks ended February 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2005.

2.	Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 27,	Feb. 25,
	2004	2005
Finished goods	$29,187	$33,467
Work in process	33,047	34,666
Raw materials	8,173	7,194
Dyes and chemicals	4,096	4,459

Inventories at FIFO	74,503	79,786

Adjustment of carrying value to LIFO basis, net of market adjustment	(1,645)	(645)

	72,858	79,141
Supplies at average cost	5,424	5,620

	$78,282	$84,761

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

     The Company’s inventories at February 25, 2005 under the last-in, first-out (“LIFO”) method and the related impact on the statement of operations for the twenty-six weeks then ended have been recorded using estimated quantities and costs as of August 26, 2005, the end of fiscal 2005. As actual inventory quantities and costs at August 26, 2005 could differ significantly from these estimates, the inventory amounts at February 25, 2005 and the operating results for the twenty-six weeks ended February 25, 2005 are not necessarily indicative of the inventory amounts at August 26, 2005 and operating results for fiscal 2005 to be recorded using the final LIFO calculations.

     3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Feb. 27,	Feb. 25,	Feb. 27,	Feb. 25,
	2004	2005	2004	2005
Weighted average shares outstanding – basic	12,381	12,373	12,381	12,373
Effect of employee stock options	—	—	—	—

Weighted average shares outstanding – diluted	12,381	12,373	12,381	12,373

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Feb. 27,	Feb. 25,	Feb. 27,	Feb. 25,
	2004	2005	2004	2005
Net loss as reported	$(5,373)	$(3,509)	$(8,946)	$(3,310)
Pro forma stock-based compensation, net of income taxes	(9)	(9)	(18)	(9)

Pro forma net loss	$(5,382)	$(3,518)	$(8,964)	$(3,319)

Per share data:
Net loss-basic as reported	$(.43)	$(.28)	$(.72)	$(.27)

Net loss-basic pro forma	$(.43)	$(.28)	$(.72)	$(.27)

Net loss-diluted as reported	$(.43)	$(.28)	$(.72)	$(.27)

Net loss-diluted pro forma	$(.43)	$(.28)	$(.72)	$(.27)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

     4. Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Feb. 27,	Feb. 25,	Feb. 27,	Feb. 25,
	2004	2005	2004	2005
Revenues:
Apparel fabrics	$94,367	$86,168	$194,729	$200,948
Yarns	45,974	49,454	87,373	91,106
Other	14,065	6,366	28,788	14,794

	154,406	141,988	310,890	306,848
Less inter-segment sales	24,824	17,682	49,968	31,452

Total	$129,582	$124,306	$260,922	$275,396

Income (loss):
Apparel fabrics	$479	$(2,879)	$2,881	$(31)
Yarns	470	4,542	(848)	7,522
Other	880	397	1,923	1,612
Unallocated	(5,395)	(3,906)	(9,939)	(7,022)

Total operating income (loss)	(3,566)	(1,846)	(5,983)	2,081
Interest expense, net	4,334	3,832	9,164	7,589
Discount and expenses on sale of receivables	615	534	1,243	1,115
Gain on extinguishment of debt	—	—	—	(162)
Other, net	(177)	(578)	(2,549)	(1,151)

Loss before income taxes	$(8,338)	$(5,634)	$(13,841)	$(5,310)

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Feb. 27,	Feb. 25,	Feb. 27,	Feb. 25,
	2004	2005	2004	2005
Components of net periodic benefit cost (benefit):
Service cost	$26	$—	$52	$—
Interest cost	114	53	228	106
Amortization of prior service cost	83	(127)	166	(254)
Amortization of loss	(15)	—	(30)	—

Net periodic benefit cost (benefit)	$208	$(74)	$416	$(148)

     Payment of post retirement benefits for the twenty-six weeks ended February 27, 2004 and February 25, 2005 amounted to $720,000 and $384,000, respectively, and is forecasted to be approximately $600,000 for the full fiscal year ending August 26, 2005. The reduction in current year expense reflects the elimination of medical benefits for certain retired participants effective August 1, 2004, including a deadline for claims submission of December 31, 2004.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

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

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payments, which requires that companies record the fair value of their stock-based compensation arrangements on the date they are granted to employees, as a liability or as a component of equity, depending on whether the obligations can be settled in cash or stock. Regardless of treatment as liabilities or equity, these amounts must be expensed over the vesting period of the compensation arrangements. For non public-equity companies such as the Company, Statement No. 123R is effective for the first annual reporting period beginning after December 15, 2005. Non public-equity companies that used the minimum value method of measuring stock options, for either recognition or pro forma disclosure under earlier applicable statements, will apply Statement No. 123R prospectively for new stock-based compensation arrangements and the unvested portion of existing arrangements. The Company does not believe the adoption of Statement No. 123R will have a material impact on the Company’s consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 153, Exchange of nonmonetary assets, an amendment to APB No. 29. The guidance in APB No. 29 included certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of this statement, but does not believe the adoption of Statement No. 153 will have a material impact on the Company’s consolidated financial statements.

     7. January 6, 2005 Train Derailment: On Thursday, January 6, 2005, a Norfolk Southern freight train collided with a stationary Norfolk Southern train parked on a railroad spur near the Company’s manufacturing and administrative facilities in Graniteville, South Carolina. In the ensuing derailment, rail cars ended up on the Company’s property and a tanker car was breached, releasing chlorine gas. Due to the release of the toxic and corrosive chlorine gas, the surrounding area, including the Company’s adjacent facilities, was evacuated. Nine individuals, six of whom were associates of the Company, were killed by chlorine gas inhalation and many others were hospitalized as a result of their injuries.

     Local, state and federal authorities restricted access to the Company’s facilities near the collision site for a period of approximately eight days. Due to the Company’s product flow and interdependence of the Company’s manufacturing facilities within and outside the evacuation zone, productive capacity representing more than 50% of the Company’s sales was effectively shutdown as a result of these events. As the chlorine gas dissipated and removal of the wrecked rail cars began, the Company was allowed to access portions of the affected facilities and initiated steps to determine the extent of damage and resume operations. The Company’s computer systems, communication systems, electronic and electrical systems, compressors and other machinery in affected facilities were damaged by corrosion induced by chlorine gas exposure. In addition, boilers servicing finishing operations were damaged by fire because necessary life saving evacuation precluded orderly shutdown of those units.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

     The Company focused all available resources on the recovery effort. Temporary boilers have been installed, and replacement electrical distribution, compressors and computers are in place and operational. Repairs to textile processing facilities and machines are on going. Operations in all facilities have been resumed in an orderly manner, taking place in stages during January and February. Normal levels of production are being generated, with the exception of the coated fabrics operation, although full remediation of the chlorine damage has yet to be completed. Due to the progressive nature of damage resulting from chlorine gas exposure, further equipment failures will occur over time, with a corresponding reduction in productive efficiency and temporary loss of capacity. Shipments of finished goods from all of the Company’s distribution centers have resumed.

     The Company maintains property damage and business interruption insurance to provide reimbursement of losses stemming from an incident of this nature. In addition, Norfolk Southern has acknowledged responsibility to the Company for the incident and has provided temporary clean up assistance. Near the end of March 2005, Norfolk Southern terminated its clean up efforts and the Company is taking steps to proceed with the required cleanup and remediation of the chlorine induced damage. The Company is utilizing appropriate resources to identify and document losses incurred as a result of the incident, and will pursue claims under its property damage, business interruption and other insurance policies and against third parties.

     Disruption of the Company’s operations and loss of production volume as a result of this incident negatively impacted results of operations for the thirteen and twenty-six weeks ended February 25, 2005. The Company will continue to suffer losses caused by this incident in future periods. The Company is assessing the extent of losses that will be incurred due to this incident but is unable to estimate at this time the full amount of loss. The Company expects that all losses incurred will be recovered through insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may negatively impact future results of operations.

     In connection with the incident, the Company has incurred labor continuation costs of approximately $2.3 million and various clean up and repair costs of approximately $5.6 million during the thirteen weeks ended February 25, 2005. The Company has recorded these costs, net of a $5.0 million advance received from the Company’s property damage insurance provider, as an insurance claim receivable within current assets at February 25, 2005. The Company expects to request additional advances as the recovery progresses and additional costs are incurred. The Company has not recognized gains relating to recovery of lost profits, involuntary conversions of assets or other such recoveries for the thirteen and twenty-six weeks ended February 25, 2005, as such amounts are contingent upon final settlement with respective insurers and third parties.

     8. Contingencies: The Company is involved in certain environmental matters and claims. The Company has identified those environmental matters where it is probable that expenditures will be required, including a pond with certain contamination and land previously used as a landfill, both acquired in a 1996 transaction, and various other minor environmental matters that are expected to be resolved by much smaller expenditures. Based on discussions with outside consultants and regulatory authorities, the Company believes that the costs to provide full remediation of these items will be between $2.0 million and $3.0 million. Accordingly, the Company has established a reserve of $2.5 million to cover the costs to investigate, monitor and remediate these environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.

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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

     On January 13, 2000, a complaint against Russell Corporation, Alabama Power Company and the Company was filed in the Circuit Court of Jefferson County, Alabama (the “Court”) by Larry and Cynthia Locke, and the owners of twenty-three other residences in the Raintree subdivision of Lake Martin. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ properties, which allegedly interfered with the plaintiffs’ use of the properties. As a result of these alleged actions, the plaintiffs claim that the values of their properties have been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Court subsequently dismissed Alabama Power as a defendant in the case, based on its motion for summary judgment. After an initial series of actions, the case was stayed by the Court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company and others (the “Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiffs’ counsel, which includes attorneys who acted as co-plaintiffs’ counsel on the Sullivan case, presented arguments in a hearing before the Court on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The Court allowed the case to proceed to the discovery phase. Ten plaintiffs voluntarily dismissed their claims on August 29, 2001 and five more plaintiffs did so on October 31, 2001. On April 25, 2002, the Court held a hearing on summary judgment motions and, on May 22, 2002, entered judgment as a matter of law in the defendants’ favor on all counts except the narrow legal theory involving public nuisance tort. In response to motions filed by the Company and Russell Corporation, the Court entered an order reducing testimony that can be given by plaintiffs’ proposed experts and held that plaintiffs can only recover damages arising from a nuisance proven to have been caused by the defendants at any time since January 1998. The Company ceased all dyeing operations at its Alexander City plant in April 1999. In addition, the Court found that the plaintiffs have no evidence that would entitle them to recover damages for mental anguish in this case and made a number of other specific evidentiary rulings in the defendants’ favor. In response to a motion filed by plaintiffs’ counsel for reconsideration of all aspects of the Court’s order, a hearing was held on December 10, 2004 and the Court allowed the parties until December 23, 2004 to submit additional briefing. Subsequently, the Court retained the core of its rulings but clarified that plaintiffs may be permitted to seek certain damages and present certain evidence during the trial. The Court rescheduled the trial date on this matter to September 19, 2005 and ruled that the plaintiffs must provide specific damage claims and calculations one month prior to the trial date. A pre-trial conference, the date of which has not been set, will be held to resolve final evidentiary issues and scheduling matters in advance of trial. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

     9. Consolidating Guarantor and Non-guarantor Financial Information: The following consolidating financial information presents balance sheets, statements of operations and statements of cash flows of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 2013 Notes and the 2012 Notes issued by Avondale Mills. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
February 25, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS

Current Assets
Cash and cash equivalents	$4,811	$—	$—	$—	$4,811
Accounts receivable	46,320	—	3	—	46,323
Inventories	84,761	—	—	—	84,761
Prepaid expenses	1,830	—	—	—	1,830
Insurance claim receivable	2,856	—	—	—	2,856
Income taxes refundable	187	—	—	—	187

Total current assets	140,765	—	3	—	140,768
Assets held for sale	734	—	—	—	734
Property, plant and equipment
Land	6,077	—	196	—	6,273
Buildings	64,146	—	11,750	—	75,896
Machinery and equipment	429,908	—	37,935	—	467,843

	500,131	—	49,881	—	550,012
Less accumulated depreciation	(350,041)	—	(31,141)	—	(381,182)

	150,090	—	18,740	—	168,830
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	6,889	93,596	—	(100,485)	—
Other assets	5,999	—	—	—	5,999

	$307,428	$93,596	$18,743	$(100,485)	$319,282

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$23,048	$—	$838	$—	$23,886
Accrued compensation, benefits	9,989	—	122	—	10,111
Accrued interest	2,188	—	—	—	2,188
Other accrued expenses	8,961	—	1	—	8,962
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	48,511	—	961	—	49,472
Long-term debt	138,702	—	—	—	138,702
Deferred income taxes and other long term liabilities	27,089	—	—	—	27,089
Due to (from) subsidiaries	(470)	(10,423)	10,893	—	—
Shareholders’ equity	93,596	104,019	6,889	(100,485)	104,019

	$307,428	$93,596	$18,743	$(100,485)	$319,282

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen weeks ended February 25, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$124,306	$28	$22,661	$(22,689)	$124,306
Operating costs and expenses
Cost of goods sold	110,958	—	22,667	(22,663)	110,962
Depreciation	7,607	—	931	—	8,538
Selling and administrative expenses	6,678	—	—	(26)	6,652

Operating income (loss)	(937)	28	(937)	—	(1,846)
Interest expense, net	3,832	—	—	—	3,832
Discount and expenses on sales of receivables	534	—	—	—	534
Other, net	(578)	—	—	—	(578)

Income (loss) before income taxes	(4,725)	28	(937)	—	(5,634)
Provision for (benefit of) income taxes	(1,784)	10	(351)	—	(2,125)
Equity in loss of subsidiary	(586)	(3,527)	—	4,113	—

Net loss	$(3,527)	$(3,509)	$(586)	$4,113	$(3,509)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen weeks ended February 27, 2004
(In thousands)

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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-Six weeks ended February 25, 2005
(In thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$275,396	$59	$50,097	$(50,156)	$275,396
Operating costs and expenses
Cost of goods sold	243,707	—	49,756	(50,097)	243,366
Depreciation	15,293	—	1,862	—	17,155
Selling and administrative expenses	12,853	—	—	(59)	12,794

Operating income (loss)	3,543	59	(1,521)	—	2,081
Interest expense, net	7,589	—	—	—	7,589
Discount and expenses on sales of receivables	1,115	—	—	—	1,115
Gain on extinguishment of debt	(162)	—	—	—	(162)
Other, net	(1,151)	—	—	—	(1,151)

Income (loss) before income taxes	(3,848)	59	(1,521)	—	(5,310)
Provision for (benefit of) income taxes	(1,452)	22	(570)	—	(2,000)
Equity in loss of subsidiary	(951)	(3,347)	—	4,298	—

Net loss	$(3,347)	$(3,310)	$(951)	$4,298	$(3,310)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-Six weeks ended February 27, 2004
(In thousands)

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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-six weeks ended February 25, 2005
(In thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(3,347)	$(3,310)	$(951)	$4,298	$(3,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,731	—	1,862	—	17,593
Benefit of deferred income taxes	(1,983)	—	—	—	(1,983)
Gain on disposal of property, plant and equipment and assets held for sale	(971)	—	—	—	(971)
Gain on extinguishment of debt	(162)				(162)
Sale of accounts receivable, net	(11,072)	—	—	—	(11,072)
Changes in operating assets and liabilities	5,009	(37)	(816)	—	4,156
Equity in loss of subsidiary	951	3,347	—	(4,298)	—

Net cash provided by operating activities	4,156	—	95	—	4,251

Investing activities
Purchase of property, plant and equipment	(4,093)	—	(95)	—	(4,188)
Proceeds from sale of property, plant and equipment and assets held for sale	1,430	—	—	—	1,430

Net cash used in investing activities	(2,663)	—	(95)	—	(2,758)

Financing activities
Net payments on long term debt	(2,163)	—	—	—	(2,163)

Net cash used in financing activities	(2,163)	—	—	—	(2,163)

Decrease in cash and cash equivalents	(670)	—	—	—	(670)
Cash and cash equivalents at beginning of period	5,481	—	—	—	5,481

Cash and cash equivalents at end of period	$4,811	$—	$—	$—	$4,811

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 25, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-Six weeks ended February 27, 2004
(In thousands)

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

     The Company generates funds through the sale of trade accounts receivable, at a discount and without recourse, to a special purpose subsidiary established to facilitate the acquisition and subsequent resale by that subsidiary of certain undivided interests in trade accounts receivable to General Electric Capital Corporation (“GECC”). The discount rate on the accounts receivable purchased from the Company is established periodically by the subsidiary based on the fair market value of the receivables. The Company includes in accounts receivable in its consolidated balance sheets the portion of accounts receivable sold to the subsidiary which have not been resold to GECC.

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

     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Generally, risks of ownership pass to customers when goods are shipped, or in circumstances where risk of ownership passes upon delivery, all such shipments are made under fixed price and delivery terms. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the fiscal year on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory that is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company. All international sales are denominated in U. S. dollars. All amounts billed to customers for shipping and handling are included in net sales in accordance with EITF 00-01.

     Contingencies: The Company is involved in certain environmental matters and claims. The Company has identified those environmental matters where it is probable that expenditures will be required, including a pond with certain contamination and land previously used as a landfill, both acquired in a 1996 transaction, and various other minor environmental matters that are expected to be resolved by much smaller expenditures. Based on discussions with outside consultants and regulatory authorities, the Company believes that the costs to provide full remediation of these items will be between $2.0 million and $3.0 million. Accordingly, the Company has established a reserve of $2.5 million to cover the costs to investigate, monitor and remediate these environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.

     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004. There have been no changes in the matters reported other than as set forth in Part II. Item 2. Legal Proceedings included elsewhere in this Quarterly Report of Form 10-Q. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes will have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 25, 2005 Compared to Thirteen Weeks Ended February 27, 2004

     Net Sales. Net sales decreased 4.1% to $124.3 million for the thirteen weeks ended February 25, 2005 from $129.6 million for the thirteen weeks ended February 27, 2004. The Company experienced significant improvement in net sales during the previous two fiscal quarters and the first few weeks of the current reporting period, reflecting improved unit sales for the Company’s apparel fabrics and yarns operations and higher average invoice price for the Company’s apparel fabrics operation. This positive trend was negatively impacted when on January 6, 2005 a Norfolk Southern freight train collided with a stationary Norfolk Southern train parked on a railroad spur near the Company’s manufacturing and administrative facilities located in Graniteville, South Carolina. In the resulting derailment, rail cars ended up on the Company’s property and a tanker car was breached, releasing chlorine gas. Due to the release of the toxic and corrosive chlorine gas, productive capacity representing more than 50% of the Company’s sales was effectively shutdown. In addition, the Company’s computer systems, communications systems, electronic and electrical systems, compressors and other equipment in affected facilities were damaged by corrosion induced by chlorine gas exposure. The Company focused all available resources on its recovery efforts and was able to resume operations in an orderly manner with recovery of a substantial portion of its productive capacity and shipments of finished goods from all of the Company’s distribution centers. However, sales and production volumes were dramatically reduced during January and February 2005 while these recovery efforts were underway, resulting in the decline in net sales for the thirteen weeks ended February 25, 2005. See further discussion under the caption January 6, 2005 Train Derailment included under Part 1, Item 2 of this Quarterly Report on Form 10-Q.

     The domestic textile industry continues to face difficult challenges, including significant growth in imported apparel, the elimination of all import quotas effective December 31, 2004 as set forth by the World Trade Organization, uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial distress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. Pending legislation to impose tariffs on imports from China to offset China’s undervalued currency and petitions filed by industry trade organizations seeking safeguard relief through action by the U.S. government may provide some assistance, but there can be no assurance that any of these proposals will be implemented, and if so, in a timely manner. The Company expects these difficult conditions to continue into the foreseeable future.

     Operating Loss. The Company produced an operating loss of ($1.8) million for the thirteen weeks ended February 25, 2005 compared to an operating loss of ($3.6) million for the thirteen weeks ended February 27, 2004. The reduction in operating loss reflected improved unit sales for the Company’s yarns operation, higher average invoice price for the Company’s apparel fabrics operation and favorable LIFO inventory adjustment. Raw material costs per unit increased slightly, as increased purchases of yarns and greige fabrics following the May 2004 closure of a yarn manufacturing facility in North Carolina and a weaving operation in Georgia offset generally lower market prices of cotton. Conversion costs per unit increased slightly, due largely to lower unit cost absorptions resulting from the loss in production volumes associated with the January 6, 2005 train derailment. Additionally, the Company recorded a non-cash benefit of $0.5 million to adjust the carrying value of inventories to LIFO basis for the thirteen weeks ended February 25, 2005 compared to a non-cash charge of $2.0 million for the thirteen weeks ended February 27, 2004.

     Cost of goods sold decreased 5.6% to $111.0 million for the thirteen weeks ended February 25, 2005 from $117.6 million for the thirteen weeks ended February 27, 2004, primarily reflecting the decreased unit volume and lower raw material costs. Cost of goods sold as a percentage of net sales decreased to 89.3% for the thirteen weeks ended February 25, 2005 from 90.7% for the thirteen weeks ended February 27, 2004, reflecting the impact of lower raw material costs and higher average invoice prices.

     Selling and administrative expenses increased 8.1% to $6.7 million for the thirteen weeks ended February 25, 2005 from $6.2 million for the thirteen weeks ended February 27, 2004, primarily reflecting increased accrual of certain performance based incentives. Selling and administrative expenses as a percentage of net sales were 5.4% for the thirteen weeks ended February 25, 2005 versus 4.8% for the thirteen weeks ended February 27, 2004, largely reflecting lower net sales due to the January 6, 2005 train derailment.

     Segment Performance. Apparel fabric sales decreased 8.7% to $86.2 million for the thirteen weeks ended February 25, 2005 from $94.4 million for the thirteen weeks ended February 27, 2004, reflecting a 13.6% decrease in yards invoiced, largely due to the January 6, 2005 train derailment, and a 5.5% increase in average invoice price. The apparel fabrics operation produced an operating loss of ($2.9) million for the thirteen weeks ended February 25, 2005 compared to an operating profit of $0.5 million for the thirteen weeks ended February 27, 2004, largely due to the lower unit volume resulting from the January 6, 2005 train derailment.

     Yarn sales, including intra-company sales to the Company’s fabric operations, increased 7.6% to $49.5 million for the thirteen weeks ended February 25, 2005 from $46.0 million for the thirteen weeks ended February 27, 2004. Total pounds invoiced increased 17.4%, primarily reflecting the conversion of a greige fabric operation closed in May 2004 into a yarn manufacturing facility. Decreased yarn requirements and associated internal transfers of yarns to the Company’s apparel fabrics operation following the January 6, 2005 train derailment were largely mitigated by a redirection of this production to outside sales. Average invoice price decreased 8.4% as lower raw material costs impacted outside invoice prices as well as intra-company transfer prices. The yarns operation produced operating income of $4.5 million for the thirteen weeks ended February 25, 2005 compared to an operating income of $0.5 million for the thirteen weeks ended February 27, 2004, primarily due to the improved unit volume and reduced raw material costs.

     Other sales, which include sales of greige and coated fabrics, initial sales of a new apparel sourcing operation and revenues from the Company’s trucking operation, decreased 54.6% to $6.4 million for the thirteen weeks ended February 25, 2005 from $14.1 million for the thirteen weeks ended February 27, 2004. The decrease in other sales was primarily attributable to the May 2004 shutdown of the greige weaving operation in Georgia and lower unit volume resulting from the January 6, 2005 train derailment. Operating income from other sales decreased 55.6%, from $0.9 million for the thirteen weeks ended February 27, 2004 to $0.4 million for the thirteen weeks ended February 25, 2005, largely reflecting the lower unit volume resulting from the January 6, 2005 train derailment.

     Inter-segment sales decreased 28.6% to $17.7 million for the thirteen weeks ended February 25, 2005 from $24.8 million for the thirteen weeks ended February 27, 2004, reflecting the previous capacity rationalization actions and corresponding reduction in transfers of internally produced yarns and greige fabrics as well as the redirection of yarn production to outside sales following the January 6, 2005 train derailment.

     Unallocated amounts included in operating income represent general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Interest Expense, Net. Net interest expense declined 11.6% to $3.8 million for the thirteen weeks ended February 25, 2005 compared to $4.3 million for the thirteen weeks ended February 27, 2004, primarily reflecting lower average borrowings outstanding following the Company’s exchange of approximately $60 million of its 2013 Notes for approximately $42 million of its Floating Rate Notes due 2012 during fiscal 2004.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.5 million for the thirteen weeks ended February 25, 2005 compared to $0.6 million for the thirteen weeks ended February 27, 2004, primarily reflecting a net decrease in accounts receivable sold under the securitization facility.

     Provision for (benefit of) Income Taxes. An income tax benefit of ($2.1) million was recorded for the thirteen weeks ended February 25, 2005 compared to an income tax benefit of ($3.0) million for the thirteen weeks ended February 27, 2004, reflecting reduced operating losses.

Twenty-six Weeks Ended February 25, 2005 Compared to Twenty-six Weeks Ended February 27, 2004

     Net Sales. Net sales increased 5.6% to $275.4 million for the twenty-six weeks ended February 25, 2005 from $260.9 million for the twenty-six weeks ended February 27, 2004. The increase in net sales for the twenty-six weeks ended February 25, 2005 primarily reflected higher average invoice prices for all of the Company’s operations, as the development of new and enhanced products enabled the Company to increase its sales with existing customers and the overall improvement in market demand for the Company’s products continued. While overall unit sales increased 2.0% for the twenty-six weeks ended February 25, 2005 compared to the twenty-six weeks ended February 27, 2004, the Company anticipated a much larger improvement prior to the January 6, 2005 train derailment, which effectively shut down productive capacity representing more than 50% of the Company’s sales. Sales and production volumes were dramatically reduced during January and February 2005 while recovery efforts were underway. See further discussion under the caption January 6, 2005 Train Derailment included under Part 1, Item 2 of this Quarterly Report on Form 10-Q.

     The domestic textile industry continues to face difficult challenges, including significant growth in imported apparel, the elimination of all import quotas effective December 31, 2004 as set forth by the World Trade Organization, uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial distress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. Pending legislation to impose tariffs on imports from China to offset China’s undervalued currency and petitions filed by industry trade organizations seeking safeguard relief through action by the U.S. government may provide some assistance, but there can be no assurance that any of these proposals will be implemented, and if so, in a timely manner. The Company expects these difficult conditions to continue into the foreseeable future.

     Operating Income (Loss). The Company produced an operating income of $2.1 million for the twenty-six weeks ended February 25, 2005 compared to an operating loss of ($6.0) million for the twenty-six weeks ended February 27, 2004. The improvement in operating income reflected higher average invoice prices for all of the Company’s operations and lower raw material costs. Raw material costs per unit decreased significantly, reflecting a significant decline in market prices of cotton, partially offset by higher purchases of yarns and greige fabrics following the May 2004 closure of a yarn manufacturing facility in North Carolina and weaving operation in Georgia. Conversion costs increased significantly, primarily reflecting higher energy costs and reduced unit cost absorptions resulting from the loss in production volume associated with the January 6, 2005 train derailment. Additionally, the Company recorded a non-cash benefit of $1.0 million to adjust the carrying value of inventories to LIFO basis for the twenty-six weeks ended February 25, 2005 compared to a non-cash charge of $2.5 million for the twenty-six weeks ended February 27, 2004.

     Cost of goods sold increased 3.4% to $243.4 million for the twenty-six weeks ended February 25, 2005 from $235.3 million for the twenty-six weeks ended February 27, 2004, primarily reflecting the increased unit volume and higher raw material costs. Cost of goods sold as a percentage of net sales decreased to 88.4% for the twenty-six weeks ended February 25, 2005 from 90.2% for the twenty-six weeks ended February 27, 2004, reflecting the impact of the higher average invoice prices and improved unit cost absorptions.

     Selling and administrative expenses were largely unchanged at $12.8 million for the twenty-six weeks ended February 25, 2005 compared to $12.7 million for the twenty-six weeks ended February 27, 2004. Selling and administrative expenses as a percentage of net sales were 4.6% for the twenty-six weeks ended February 25, 2005 versus 4.9% for the twenty-six weeks ended February 27, 2004.

     Segment Performance. Apparel fabric sales increased 3.2% to $201.0 million for the twenty-six weeks ended February 25, 2005 from $194.7 million for the twenty-six weeks ended February 27, 2004, reflecting a 1.2% decrease in yards invoiced, largely due to the January 6, 2005 train derailment, and a 4.5% increase in average invoice price. The apparel fabrics operations produced an operating loss of ($31,000) for the twenty-six weeks ended February 25, 2005 compared to an operating income of $2.9 million for the twenty-six weeks ended February 27, 2004, largely due to the lower unit volume resulting from the January 6, 2005 train derailment.

     Yarn sales, including intra-company sales to the Company’s fabric operations, increased 4.2% to $91.1 million for the twenty-six weeks ended February 25, 2005 from $87.4 million for the twenty-six weeks ended February 27, 2004. Total pounds invoiced increased 2.0%. Decreased yarn requirements and associated internal transfers of yarns to the Company’s apparel fabrics operation following the January 6, 2005 train derailment were largely mitigated by a redirection of this production to outside sales. Average invoice price increased 2.3% as improved market demand for certain yarn products helped increase outside invoice prices. The yarns operation produced operating income of $7.5 million for the twenty-six weeks ended February 25, 2005 compared to a loss of ($0.9) million for the twenty-six weeks ended February 27, 2004, primarily due to the increase in average invoice price and lower raw material costs.

     Other sales, which include sales of greige and coated fabrics, initial sales of a new apparel sourcing operation and revenues from the Company’s trucking operation, decreased 48.6% to $14.8 million for the twenty-six weeks ended February 25, 2005 from $28.8 million for the twenty-six weeks ended February 27, 2004. The decrease in other sales was primarily attributable to the May 2004 shutdown of the greige weaving operation in Georgia and lower unit volume resulting from the January 6, 2005 train derailment. Operating income from other sales decreased 15.8%, from $1.9 million for the twenty-six weeks ended February 27, 2004 to $1.6 million for the twenty-six weeks ended February 25, 2005, largely reflecting the lower unit volume resulting from the January 6, 2005 train derailment.

     Inter-segment sales decreased 37.0% to $31.5 million for the twenty-six weeks ended February 25, 2005 from $50.0 million for the twenty-six weeks ended February 27, 2004, reflecting the previous capacity rationalization actions and corresponding reduction in transfers of internally produced yarns and greige fabrics as well as the redirection of yarn production to outside sales following the January 6, 2005 train derailment.

     Unallocated amounts included in operating income represent general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Interest Expense, Net. Net interest expense declined 17.4% to $7.6 million for the twenty-six weeks ended February 25, 2005 compared to $9.2 million for the twenty-six weeks ended February 27, 2004. Net interest expense for the twenty-six weeks ended February 27, 2004 included the write-off of approximately $400,000 of unamortized debt issue costs following execution of a new senior secured revolving credit facility with GECC in November 2003. In addition, net interest expense for the twenty-six weeks ended February 25, 2005 reflected lower average borrowings outstanding following the Company’s exchange of approximately $60 million of its 2013 Notes for approximately $42 million of its Floating Rate Notes due 2012 during fiscal 2004.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $1.1 million for the twenty-six weeks ended February 25, 2005 compared to $1.2 million for the twenty-six weeks ended February 27, 2004, primarily reflecting a net decrease in accounts receivable sold under the securitization facility.

     Provision for (benefit of) Income Taxes. An income tax benefit of ($2.0) million was recorded for the twenty-six weeks ended February 25, 2005 compared to an income tax benefit of ($4.9) million for the twenty-six weeks ended February 27, 2004, reflecting reduced operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4.3 million for the twenty-six weeks ended February 25, 2005. Principal working capital changes included a $15.7 million decrease in accounts receivable, an $11.1 million decrease in accounts receivable sold under the securitization facility, a $6.5 million increase in inventories, a $2.9 million increase in net insurance claim receivable relating to the January 6, 2005 train derailment and a $1.2 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable and accounts receivable sold primarily reflect the reduced sales in January and February relating to the January 6, 2005 train derailment. The increase in inventories reflects normal seasonal buildup of inventories during the Company’s second fiscal quarter, when the Company’s customers shutdown for the holidays and the Company produces goods against orders to be delivered during the strong Spring shipping season. The fluctuation in accounts payable and accrued expenses is the result of normal differences in the timing of invoice due dates in relation to the end of the respective reporting periods as well as the timing of interest payments on the senior and subordinated notes. Investing activities were predominantly equipment purchases and related costs of $4.2 million and proceeds of $1.4 million from the sale of several small tracts of land and certain excess equipment. Financing activities included repayment of $2.2 million of long-term debt.

     The Company’s capital expenditures, aggregating $4.2 million for the twenty-six weeks ended February 25, 2005, included purchases of approximately $1.3 million to replace equipment damaged as a result of the January 6, 2005 train derailment, with the balance used primarily to complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2005 will be approximately $7.0 million, excluding purchases to replace additional equipment damaged as a result of the January 6, 2005 train derailment. The Company is unable to estimate at this time the amount of damaged equipment that will require replacement but expects such expenditures to be funded by insurance and third party claims.

     At February 25, 2005, the Company had no borrowings outstanding under its revolving line of credit, and $27.8 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit and required minimum availability.

     Covenants of the revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that combined excess availability under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks. At February 25, 2005, combined excess availability under these two facilities was approximately $51.7 million.

     Covenants of the indenture under which the 2013 Notes were issued include, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of adjusted net income, or less 100% of adjusted net loss, all calculated on an accumulative basis subsequent to the date of the indenture. With the accumulative loss reported through the thirteen weeks ended February 25, 2005, the covenants of the indenture prohibit further payment of dividends or purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.

     The receivables securitization facility is the Company’s only off-balance sheet financing arrangement. The Company generates funds through the sale of accounts receivable to Avondale Funding LLC, whose sole business purpose is the ongoing acquisition and subsequent resale of certain undivided interests in trade accounts receivable generated by the Company. Funding retains no interest in the investment in the accounts receivable sold to GECC, and has not experienced any gains or losses on the sale of the investment in accounts receivable. The Company believes minimal counter party risk exists due to the financial strength of GECC.

     Management believes that cash generated from operations, anticipated insurance and third party claims relating to the January 6, 2005 train derailment, borrowings available under its revolving line of credit and proceeds from sales of trade receivables will be sufficient to meet the Company’s working capital and capital expenditure needs for the next twelve months.

JANUARY 6, 2005 TRAIN DERAILMENT

     On Thursday, January 6, 2005, a Norfolk Southern freight train collided with a stationary Norfolk Southern train parked on a railroad spur near the Company’s manufacturing and administrative facilities in Graniteville, South Carolina. In the ensuing derailment, rail cars ended up on the Company’s property and a tanker car was breached, releasing chlorine gas. Due to the release of the toxic and corrosive chlorine gas, the surrounding area, including the Company’s adjacent facilities, was evacuated. Nine individuals, six of whom were associates of the Company, were killed by chlorine gas inhalation and many others were hospitalized as a result of their injuries.

     Local, state and federal authorities restricted access to the Company’s facilities near the collision site for a period of approximately eight days. Due to the Company’s product flow and interdependence of the Company’s manufacturing facilities within and outside the evacuation zone, productive capacity representing more than 50% of the Company’s sales was effectively shutdown as a result of these events. As the chlorine gas dissipated and removal of the wrecked rail cars began, the Company was allowed to access portions of the affected facilities and initiated steps to determine the extent of damage and resume operations. The Company’s computer systems, communication systems, electronic and electrical systems, compressors and other machinery in affected facilities were damaged by corrosion induced by chlorine gas exposure. In addition, boilers servicing finishing operations were damaged by fire because necessary life saving evacuation precluded orderly shutdown of those units.

     The Company focused all available resources on the recovery effort. Temporary boilers have been installed, and replacement electrical distribution, compressors and computers are in place and operational. Repairs to textile processing facilities and machines are on going. Operations in all facilities have been resumed in an orderly manner, taking place in stages during January and February. Normal levels of production are being generated, with the exception of the coated fabrics operation, although full remediation of the chlorine damage has yet to be completed. Due to the progressive nature of damage resulting from chlorine gas exposure, further equipment failures will occur over time, with a corresponding reduction in productive efficiency and temporary loss of capacity. Shipments of finished goods from all of the Company’s distribution centers have resumed.

     The Company maintains property damage and business interruption insurance to provide reimbursement of losses stemming from an incident of this nature. In addition, Norfolk Southern has acknowledged responsibility to the Company for the incident and has provided temporary clean up assistance. Near the end of March 2005, Norfolk Southern terminated its clean up efforts and the Company is taking steps to proceed with the required cleanup and remediation of the chlorine induced damage. The Company is utilizing appropriate resources to identify and document losses incurred as a result of the incident, and will pursue claims under its property damage, business interruption and other insurance policies and against third parties.

     Disruption of the Company’s operations and loss of production volume as a result of this incident negatively impacted results of operations for the thirteen and twenty-six weeks ended February 25, 2005. The Company will continue to suffer losses caused by this incident in future periods. The Company is assessing the extent of losses that will be incurred due to this incident but is unable to estimate at this time the full amount of loss. The Company expects that all losses incurred will be recovered through insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may negatively impact future results of operations.

     In connection with the incident, the Company has incurred labor continuation costs of approximately $2.3 million and various clean up and repair costs of approximately $5.6 million during the thirteen weeks ended February 25, 2005. The Company has recorded these costs, net of a $5.0 million advance received from the Company’s property damage insurance provider, as an insurance claim receivable within current assets at February 25, 2005. The Company expects to request additional advances as the recovery progresses and additional costs are incurred. The Company has not recognized gains relating to recovery of lost profits, involuntary conversions of assets or other such recoveries for the thirteen and twenty-six weeks ended February 25, 2005, as such amounts are contingent upon final settlement with respective insurers and third parties.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. These statements include, among others, statements regarding our business outlook, anticipated financial and operating results, strategies, contingencies, working capital requirements, expected sources of liquidity (including anticipated insurance and third party claims arising from the January 6, 2005 train derailment), estimated amounts and timing of capital expenditures, estimated environmental compliance costs and other expenditures, and expected outcomes of litigation.

     Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding product demand, selling prices, raw material costs, timing and cost of capital expenditures, cost of environmental compliance, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, all of the risks described under the heading “Risk Factors” in the Company’s Current Report on Form 8-K dated June 20, 2003 and the following:

•	cyclical and competitive nature of the textile industry;

•	pressures on selling prices due to competitive and economic conditions;

•	deterioration of relationships with, or loss of, significant customers;

•	strength of the U.S. dollar versus the currencies of other textile producing countries;

•	changes in trade policies, including textile quotas and tariffs, and the elimination of import quotas under the World Trade Organization effective December 31, 2004;

•	ability to identify and respond to fashion trends;

•	availability and pricing of cotton and other raw materials;

•	changes in government policies affecting raw material costs, including the impact of World Trade Organization rulings against the U.S. agricultural support programs;

•	availability and desirability of technological advancements;

•	retention of key management personnel;

•	continued availability of financial resources;

•	changes in environmental, health and safety regulations; and

•	political or military responses to terrorist activities.

•	ability to recover claims from insurance and third parties related to the January 6, 2005 train derailment

     You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

OTHER DATA — NON-GAAP FINANCIAL MEASURE

     EBITDA and Adjusted EBITDA are presented as management believes these measures to be widely accepted indicators of a company’s ability to service its indebtedness and are used by investors and analysts to evaluate companies within the textile and apparel industry. EBITDA is commonly defined as net income (loss) plus (a) interest expense, (b) provision for (benefit of) income taxes and (c) depreciation and amortization. Adjusted EBITDA, as defined by the Company, differs due to the further addition to net income (loss) of (a) discount and expenses on sales of receivables, (b) gain on extinguishment of debt, (c) restructuring non-cash charges and (d) adjustment of carrying value of inventories to LIFO basis. Adjusted EBITDA is also presented because it is a defined value used in the calculation of certain financial covenants, including an interest coverage ratio, a fixed charge coverage ratio and minimum Adjusted EBITDA, under the Company’s revolving credit facility, accounts receivable securitization facility, equipment note, senior notes due 2012 and subordinated notes due 2013 (the “Facilities”). The Company presents Adjusted EBITDA to facilitate verification, by its lenders and noteholders, of the Company’s compliance with these financial covenants. If the Company is unable to comply with these financial covenants, incurrence of additional indebtedness may be limited and events of default may be triggered. Under the most restrictive of these financial covenants applicable to fiscal 2005, the Company must maintain an interest coverage ratio greater than 2.0, a fixed charge coverage ratio greater than 1.50 and minimum annual Adjusted EBITDA of greater than $45.0 million. As of February 25, 2005, the Company was in compliance with each of these financial covenants. Failure to comply with one or more of these covenants could have a material adverse effect on the Company’s financial condition.

     As defined in the Facilities, discount and expenses on sales of receivables are to be treated as interest expense in calculating the financial covenants. In addition, non-cash items such as gains or losses on extinguishment of debt, restructuring charges and equipment disposals, and adjustments of carrying value of inventories to LIFO basis are to be included in the calculation of Adjusted EBITDA.

     Adjusted EBITDA as calculated in accordance with the Facilities is not necessarily comparable to similarly titled measures used by other companies. Adjusted EBITDA (a) does not represent net income (loss) or cash flow from operations as defined by generally accepted accounting principles; (b) is not necessarily indicative of cash available to fund cash requirements; and (c) should not be considered an alternative to operating income, net income (loss) or net cash provided by operating activities as determined in accordance with GAAP.

     The following table reconciles Adjusted EBITDA on a consolidated basis to the line on the Company’s consolidated statement of operations entitled net loss for the periods presented in the table above:         .

	Twenty-Six Weeks Ended
	Feb. 27,	Feb. 25,
	2004	2005
Net loss	$(8,946)	$(3,310)
Interest expense, net	9,164	7,589
Benefit of income taxes	(4,895)	(2,000)
Depreciation and amortization	19,103	17,593

EBITDA	14,426	19,872
Discount and expenses on sale of receivables	1,243	1,115
Gain on extinguishment of debt	—	(162)
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	2,500	(1,000)

Adjusted EBITDA	$18,169	$19,825

Net cash provided by (used in) operating activities	$(7,530)	$4,251

Net cash provided by (used in) investing activities	$1,764	$(2,758)

Net cash used in financing activities	$(4,639)	$(2,163)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004.

Item 4. Controls and Procedures.

     As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Disclosure controls and procedures are the Company’s controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

AVONDALE INCORPORATED

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no significant changes in the matters reported under Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 other than as described below.

On January 13, 2000, a complaint against Russell Corporation, Alabama Power Company and the Company was filed in the Circuit Court of Jefferson County, Alabama (the “Court”) by Larry and Cynthia Locke, and the owners of twenty-three other residences in the Raintree subdivision of Lake Martin. The complaint alleges that the Company, among others, negligently and/or wantonly caused or permitted the discharge and disposal of sewage sludge and contaminants into the lake adjacent to the plaintiffs’ properties, which allegedly interfered with the plaintiffs’ use of the properties. As a result of these alleged actions, the plaintiffs claim that the values of their properties have been diminished and that they suffered other damages. The complaint seeks compensatory and punitive damages in an undisclosed amount. The Court subsequently dismissed Alabama Power as a defendant in the case, based on its motion for summary judgment. After an initial series of actions, the case was stayed by the Court pending resolution of an appeal in the case of Sullivan versus Russell Corporation, the Company and others (the “Sullivan case”), which also involved the Raintree subdivision. On January 12, 2001, the Alabama Supreme Court issued a final order in the Sullivan case rendering that case in favor of the defendants. Subsequent to the Alabama Supreme Court’s actions with regard to the Sullivan case, plaintiffs’ counsel, which includes attorneys who acted as co-plaintiffs’ counsel on the Sullivan case, presented arguments in a hearing before the Court on May 4, 2001 based on a narrow legal theory that the nuisance claimed in this action is sufficiently different from the Sullivan case, and therefore, that this case should be allowed to proceed in spite of the fact that the Sullivan case was ultimately decided in favor of the defendants. The Court allowed the case to proceed to the discovery phase. Ten plaintiffs voluntarily dismissed their claims on August 29, 2001 and five more plaintiffs did so on October 31, 2001. On April 25, 2002, the Court held a hearing on summary judgment motions and, on May 22, 2002, entered judgment as a matter of law in the defendants’ favor on all counts except the narrow legal theory involving public nuisance tort. In response to motions filed by the Company and Russell Corporation, the Court entered an order reducing testimony that can be given by plaintiffs’ proposed experts and held that plaintiffs can only recover damages arising from a nuisance proven to have been caused by the defendants at any time since January 1998. The Company ceased all dyeing operations at its Alexander City plant in April 1999. In addition, the Court found that the plaintiffs have no evidence that would entitle them to recover damages for mental anguish in this case and made a number of other specific evidentiary rulings in the defendants’ favor. In response to a motion filed by plaintiffs’ counsel for reconsideration of all aspects of the Court’s order, a hearing was held on December 10, 2004 and the Court allowed the parties until December 23, 2004 to submit additional briefing. Subsequently, the Court retained the core of its rulings but clarified that plaintiffs may be permitted to seek certain damages and present certain evidence during the trial. The Court rescheduled the trial date on this matter to September 19, 2005 and ruled that the plaintiffs must provide specific damage claims and calculations one month prior to the trial date. A pre-trial conference, the date of which has not been set, will be held to resolve final evidentiary issues and scheduling matters in advance of trial. The Company intends to vigorously defend this case and believes that it has a number of defenses available to it. While the outcome of this case cannot be predicted with certainty, the Company does not believe that it will have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits.

3.1	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, filed June 7, 1996, File No. 333-05455-01).

3.3	Amended and Restated Bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 33-68412).

4.3	Indenture dated as of June 30, 2003 for the 10 1/4% Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

4.5	Registration Rights Agreement, dated as of June 30, 2003, among Avondale Mills, Inc., Avondale Incorporated and Wachovia Securities, LLC (incorporated by reference to Exhibit 4.5 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

4.10	Exchange Agreement, dated as of May 27, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., Gabriel Capital, L.P. and Ariel Fund Limited (incorporated by reference to Exhibit 4.10 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.11	Exchange Agreement, dated as of July 1, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Allstate Life Insurance Company, Allstate Insurance Company, Allstate Plans’ Master Trust and Allstate Investments, LLC (incorporated by reference to Exhibit 4.11 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.12	Exchange Agreement, dated as of July 30, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., and Gabriel Capital, L.P. (incorporated by reference to Exhibit 4.12 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.13	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and 3V Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.13 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.14	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Deutsche Asset Management Inc. and Deutsche Investment Management Americas, Inc. (incorporated by reference to Exhibit 4.14 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.15	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and T. Rowe Price Associates, Inc. (incorporated by reference to Exhibit 4.15 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.18	Form of Registration Rights Agreement among Avondale Mills, Inc., Avondale Incorporated and each of the holders from time to time of the Senior Floating Rate Notes due 2012 (incorporated by reference to Exhibit 4.18 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended November 26, 2004, File No. 33-68412).

31.1	Certificate of Chief Executive Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED

Date: April 6, 2005	By:	/S/ JACK R. ALTHERR, JR.
Jack R. Altherr, Jr.
Vice Chairman and Chief Financial Officer