Form 10-Q
period 2005-05-27
AVONDALE INC
filed 2005-07-08
CIK 911634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 27, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ____________________to _______________________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES ☐ NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	As Of	Shares Outstanding
Class A Common Stock	July 1, 2005	11,394,160 Shares
Class B Common Stock	July 1, 2005	978,939 Shares

INDEX TO FORM 10-Q

AVONDALE INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		May 27,
	Aug. 27,	2005
	2004	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,481	$12,900
Accounts receivable, less allowance for doubtful accounts of $1,015 at August 27, 2004 and $900 at May 27, 2005.	50,975	60,240
Inventories	78,282	81,321
Prepaid expenses	1,275	1,438
Income taxes refundable	506	—

Total current assets	136,519	155,899
Assets held for sale	1,037	734
Property, plant and equipment
Land	6,289	6,271
Buildings	75,771	75,986
Machinery and equipment	465,647	464,734

	547,707	546,991
Less accumulated depreciation	(365,755)	(383,113)

	181,952	163,878
Goodwill	2,951	2,951
Other assets	6,023	5,656

	$328,482	$329,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,167	$27,477
Accrued compensation, benefits and related expenses	10,440	11,971
Accrued interest	2,403	4,564
Other accrued expenses	9,340	10,745
Income taxes payable	—	567
Long-term debt due in one year	4,325	4,325

Total current liabilities	50,675	59,649

Long-term debt	141,039	137,620
Deferred income taxes and other long-term liabilities	29,439	26,815
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized; issued and outstanding – 11,394 shares at August 27, 2004 and May 27, 2005	114	114
Class B, $.01 par value; 5,000 shares authorized; issued and outstanding – 979 shares at August 27, 2004 and May 27, 2005	10	10
Capital in excess of par value	39,170	39,170
Retained earnings	68,035	65,740

Total shareholders’ equity	107,329	105,034

	$328,482	$329,118

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended
	May 28,	May 27,
	2004	2005
Net sales	$151,345	$156,570

Operating costs and expenses
Cost of goods sold	138,043	135,787

Depreciation	9,149	8,225

Selling and administrative expenses	6,658	6,671

Facility restructuring charges	2,250	—

Operating income (loss)	(4,755)	5,887

Interest expense, net	4,346	3,816
Discount and expenses on sales of receivables	631	662
Gain on extinguishment of debt	(1,321)	—
Other, net	110	(266)

Income (loss) before income taxes	(8,521)	1,675

Provision for (benefit of) income taxes	(3,080)	660

Net income (loss)	$(5,441)	$1,015

Per share data:
Net income (loss)-basic	$(.44)	$.08

Net income (loss)-diluted	$(.44)	$.08

Dividends declared	$—	$—

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Thirty-Nine Weeks Ended
	May 28,	May 27,
	2004	2005
Net sales	$412,267	$431,966

Operating costs and expenses
Cost of goods sold	373,392	379,153

Depreciation	28,016	25,380

Selling and administrative expenses	19,347	19,465

Facility restructuring charges	2,250	—

Operating income (loss)	(10,738)	7,968

Interest expense, net	13,510	11,405
Discount and expenses on sales of receivables	1,874	1,777
Gain on extinguishment of debt	(1,321)	(162)
Other, net	(2,439)	(1,417)

Loss before income taxes	(22,362)	(3,635)

Benefit of income taxes	(7,975)	(1,340)

Net loss	$(14,387)	$(2,295)

Per share data:
Net loss-basic	$(1.16)	$(.19)

Net loss-diluted	$(1.16)	$(.19)

Dividends declared	$.20	$—

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Thirty-Nine Weeks Ended
	May 28,	May 27,
	2004	2005
Operating activities
Net loss	$(14,387)	$(2,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,384	26,028
Benefit of deferred income taxes	(8,072)	(2,144)
Gain on disposal of property, plant and equipment and assets held for sale	(867)	(1,145)
Gain on extinguishment of debt	(1,321)	(162)
Sale of accounts receivable, net	(6,442)	(5,033)
Changes in operating assets and liabilities	(2,200)	1,271

Net cash provided by (used in) operating activities	(4,905)	16,520

Investing activities
Purchases of property, plant and equipment	(4,540)	(7,486)
Proceeds from sale of property, plant and equipment and assets held for sale	5,447	1,629

Net cash provided by (used in) investing activities	907	(5,857)

Financing activities
Reduction in long-term debt	(3,244)	(3,244)
Purchase and retirement of treasury stock	(60)	—
Dividends paid	(2,476)	—

Net cash used in financing activities	(5,780)	(3,244)

Increase (decrease) in cash and cash equivalents	(9,778)	7,419

Cash and cash equivalents at beginning of period	13,769	5,481

Cash and cash equivalents at end of period	$3,991	$12,900

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
May 27, 2005

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation. Operating results for the thirty-nine weeks ended May 27, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2005.

     2. Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 27,	May 27,
	2004	2005
Finished goods	$29,187	$31,100
Work in process	33,047	33,000
Raw materials	8,173	7,617
Dyes and chemicals	4,096	4,475

Inventories at FIFO	74,503	76,192

Adjustment of carrying value to LIFO basis, net of market adjustment	(1,645)	(295)

	72,858	75,897
Supplies at average cost	5,424	5,424

	$78,282	$81,321

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

     The Company’s inventories at May 27, 2005 under the last-in, first-out (“LIFO”) method and the related impact on the statement of operations for the thirty-nine weeks then ended have been recorded using estimated quantities and costs as of August 26, 2005, the end of fiscal 2005. As actual inventory quantities and costs at August 26, 2005 could differ significantly from these estimates, the inventory amounts at May 27, 2005 and the operating results for the thirty-nine weeks ended May 27, 2005 are not necessarily indicative of the inventory amounts at August 26, 2005 and operating results for fiscal 2005 to be recorded using the final LIFO calculations.

     3. Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 27,	May 28,	May 27,
	2004	2005	2004	2005
Weighted average shares outstanding – basic	12,376	12,373	12,379	12,373
Effect of employee stock options	—	—	—	—

Weighted average shares outstanding – diluted	12,376	12,373	12,379	12,373

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 27,	May 28,	May 27,
	2004	2005	2004	2005
Net income (loss) as reported	$(5,441)	$1,015	$(14,387)	$(2,295)
Pro forma stock-based compensation, net of income taxes	(9)	—	(27)	(9)

Pro forma net income (loss)	$(5,450)	$1,015	$(14,414)	$(2,304)

Per share data:
Net income (loss)-basic as reported	$(.44)	$.08	$(1.16)	$(.19)

Net income (loss)-basic pro forma	$(.44)	$.08	$(1.16)	$(.19)

Net income (loss)-diluted as reported	$(.44)	$.08	$(1.16)	$(.19)

Net income (loss)-diluted pro forma	$(.44)	$.08	$(1.16)	$(.19)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

     4. Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28,	May 27,	May 28,	May 27,
	2004	2005	2004	2005
Revenues:
Apparel fabrics	$112,601	$117,692	$307,330	$318,640
Yarns	47,714	45,183	135,087	136,289
Other	16,203	8,049	44,991	22,843

	176,518	170,924	487,408	477,772
Less inter-segment sales	25,173	14,354	75,141	45,806

Total	$151,345	$156,570	$412,267	$431,966

Income (loss):
Apparel fabrics	$1,821	$4,074	$4,702	$4,043
Yarns	301	4,877	(547)	12,399
Other	1,417	1,126	3,340	2,738
Facility restructuring charges	(2,250)	—	(2,250)	—
Unallocated	(6,044)	(4,190)	(15,983)	(11,212)

Total operating income (loss)	(4,755)	5,887	(10,738)	7,968
Interest expense, net	4,346	3,816	13,510	11,405
Discount and expenses on sale of receivables	631	662	1,874	1,777
Gain on extinguishment of debt	(1,321)	—	(1,321)	(162)
Other, net	110	(266)	(2,439)	(1,417)

Income (loss) before income taxes	$(8,521)	$1,675	$(22,362)	$(3,635)

     5. Post Retirement Benefits: The estimated cost of post retirement benefits is recorded ratably over the service lives of the associates expected to receive such benefits. The Company provides certain life and medical insurance benefits which were granted in 1964 to a closed group of associates, the majority of whom are now retired. The table below details the estimated net period cost of the Company’s post retirement benefits (amounts in thousands).

			Thirty-Nine Weeks
	Thirteen Weeks Ended		Ended
	May 28,	May 27,	May 28,	May 27,
	2004	2005	2004	2005
Components of net periodic benefit cost (benefit):
Service cost	$26	$—	$78	$—
Interest cost	114	53	342	159
Amortization of prior service cost	83	(127)	249	(381)
Amortization of loss	(15)	—	(45)	—

Net periodic benefit cost (benefit)	$208	$(74)	$624	$(222)

     Payment of post retirement benefits for the thirty-nine weeks ended May 28, 2004 and May 27, 2005 amounted to $780,000 and $514,000, respectively, and is forecasted to be approximately $625,000 for the full fiscal year ending August 26, 2005. The reduction in current year expense reflects the elimination of medical benefits for certain retired participants effective August 1, 2004, including a deadline for claims submission of December 31, 2004.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

     6. New Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board issued Statement No. 151, Inventory Costs, as an amendment of ARB No. 43, chapter 4, clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense, and is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The Company is currently evaluating the impact of this statement, but does not believe the adoption of Statement No. 151 will have a material impact on the Company’s consolidated financial statements.

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

     In May 2005, the Financial Accounting Standards Board issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to the accounting and reporting of all voluntary accounting principle changes, and requires such changes be retrospectively applied to financial statements from previous periods unless such application is impracticable, as defined. This statement also addresses the reporting of a correction of an error by restating previously issued financial statements. Under the statement, changes in depreciation, amortization, or depletion for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. Statement No. 154 carries forward many provisions of Opinion 20 and FASB 3 without change, including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of this statement, but does not believe the adoption of Statement No. 154 will have a material impact on the Company’s consolidated financial statements.

     7. Gain on Extinguishment of Debt: On May 27, 2004, the Company recorded a $1.3 million net gain on early extinguishment of debt related to a partial exchange of its 10 1/4% Senior Subordinated Notes due 2013 (the “2013 Notes”). The Company executed the private transaction, exchanging $4.0 million of the 2013 Notes for $2.6 million of new senior, unsecured Floating Rate Notes due 2012 (the “2012 Notes”). Interest on the 2012 Notes is due quarterly in arrears commencing July 1, 2004, and is calculated based on the three month LIBOR rate (subject to a minimum of 1.75% and a maximum of 4.5%) plus 7.0%. After July 1, 2005, the 2012 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 104.0%, which declines in intervals to 100.0% in 2009 and thereafter. The 2012 Notes have substantially the same covenants, events of default and other terms and conditions as the 2013 Notes. In connection with the exchange, the Company received a waiver of certain restrictions provided under the GECC revolving credit facility pertaining to the reduction of subordinated debt.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

     8. Facility Restructuring: In response to highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, improved capacity utilization of the Company’s remaining facilities and lowered costs per unit produced. No reduction in net sales resulted from this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand were maintained. Certain equipment was relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities and replace older, less efficient equipment. Other excess equipment was sold, generating a gain of approximately $0.9 million. In connection with these actions, the Company recorded facility restructuring charges, and other non-operating costs, net of the gain on equipment sold, of approximately $2.3 million during the third quarter of fiscal 2004. At May 28, 2004, approximately $80,000 of minor property disposal costs remained unpaid and was included in other accrued expenses in the Company’s consolidated financial statements.

     9. January 6, 2005 Train Derailment: On January 6, 2005, a Norfolk Southern freight train collided with a stationary Norfolk Southern train parked on a railroad spur near the Company’s manufacturing and administrative facilities in Graniteville, South Carolina. In the ensuing derailment, rail cars ended up on the Company’s property and a tanker car was breached, releasing chlorine gas. Due to the release of the toxic and corrosive chlorine gas, the surrounding area, including the Company’s adjacent facilities, was evacuated. Nine individuals, six of whom were associates of the Company, were killed by chlorine gas inhalation and many others were hospitalized as a result of their injuries.

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

     The Company focused all available resources on the recovery effort. Temporary boilers have been installed, and replacement electrical distribution, compressors and computers are in place and operational. Repairs to textile processing facilities and machines are ongoing. Operations in all facilities and shipments of finished goods from all of the Company’s distribution centers were resumed in an orderly manner, taking place in stages during January and February. Normal levels of production are being generated, although full remediation of the chlorine damage has yet to be completed. Due to the progressive nature of damage resulting from chlorine gas exposure, further equipment failures may occur over time, with a corresponding reduction in productive efficiency and temporary loss of capacity. The Company also anticipates temporary reduction in productive capacity during the restoration of equipment to fully remediated, pre-loss condition.

     The Company maintains property damage and business interruption insurance to provide reimbursement of losses stemming from an incident of this nature. In addition, Norfolk Southern has acknowledged responsibility to the Company for the incident. The Company is utilizing appropriate resources to identify and document losses incurred as a result of the incident, and will pursue claims under its property damage, business interruption and other insurance policies and against third parties.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

     Disruption of the Company’s operations and loss of production volume as a result of this incident negatively impacted results of operations for the thirteen and thirty-nine weeks ended May 27, 2005. The Company will continue to suffer losses caused by this incident in future periods. The Company is assessing the extent of losses that will be incurred due to this incident but is unable to estimate at this time the full amount of loss. The Company expects that all losses incurred will be recovered through insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may negatively impact future results of operations.

     In connection with the incident, the Company has incurred labor continuation costs of approximately $2.3 million and various clean up and repair costs of approximately $16.1 million during the thirty-nine weeks ended May 27, 2005. The Company has received advances totaling $20.0 million during the thirty-nine weeks ended May 27, 2005 from the Company’s property damage insurance provider. The Company has included the net balance of advances received in excess of expenses incurred of $1.6 million in other accrued expenses at May 27, 2005. The Company expects to request additional advances as the recovery progresses and additional costs are incurred. The Company has not recognized gains relating to recovery of lost profits, involuntary conversions of assets or other such recoveries for the thirty-nine weeks ended May 27, 2005, as such amounts are contingent upon final settlement with respective insurers and third parties.

     10. Contingencies: The Company is involved in certain environmental matters and claims. The Company has identified those environmental matters where it is probable that expenditures will be required, including a pond with certain contamination and land previously used as a landfill, both acquired in a 1996 transaction, and various other minor environmental matters that are expected to be resolved by much smaller expenditures. Based on discussions with outside consultants and regulatory authorities, the Company believes that the costs to provide full remediation of these items will be between $2.0 million and $3.0 million. Accordingly, the Company has established a reserve of $2.5 million to cover the costs to investigate, monitor and remediate these environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.

     For discussion of certain legal proceedings to which the Company is a party, see Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 and Part II, Item 1 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2005. There have been no significant changes in the matters reported. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes will have a material adverse effect on the Company’s financial condition or results of operations.

     11. Consolidating Guarantor and Nonguarantor Financial Information: The following consolidating financial information presents balance sheets, statements of operations and statements of cash flows of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 2013 Notes and the 2012 Notes issued by Avondale Mills. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and nonguarantor of the Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
May 27, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$12,900	$—	$—	$—	$12,900
Accounts receivable	60,237	—	3	—	60,240
Inventories	81,321	—	—	—	81,321
Prepaid expenses	1,438	—	—	—	1,438

Total current assets	155,896	—	3	—	155,899
Assets held for sale	734	—	—	—	734
Property, plant and equipment
Land	6,075	—	196	—	6,271
Buildings	64,236	—	11,750	—	75,986
Machinery and equipment	426,791	—	37,943	—	464,734

	497,102	—	49,889	—	546,991
Less accumulated depreciation	(351,049)	—	(32,064)	—	(383,113)

	146,053	—	17,825	—	163,878
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	6,277	94,554	—	(100,831)	—
Other assets	5,656	—	—	—	5,656

	$317,567	$94,554	$17,828	$(100,831)	$329,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,393	$—	$1,084	$—	$27,477
Accrued compensation, benefits and related expenses	11,742	—	229	—	11,971
Accrued interest	4,564	—	—	—	4,564
Other accrued expenses	10,745	—	—	—	10,745
Income taxes payable	567	—	—	—	567
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	58,336	—	1,313	—	59,649
Long-term debt	137,620	—	—	—	137,620
Deferred income taxes and other long term liabilities	26,815	—	—	—	26,815
Due to (from) subsidiaries	242	(10,480)	10,238	—	—
Shareholders’ equity	94,554	105,034	6,277	(100,831)	105,034

	$317,567	$94,554	$17,828	$(100,831)	$329,118

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 27, 2004
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$5,481	$—	$—	$—	$5,481
Accounts receivable	50,973	—	2	—	50,975
Inventories	78,282	—	—	—	78,282
Prepaid expenses	1,275	—	—	—	1,275
Income taxes refundable	506	—	—	—	506

Total current assets	136,517	—	2	—	136,519
Assets held for sale	1,037	—	—	—	1,037
Property, plant and equipment
Land	6,093	—	196	—	6,289
Buildings	64,021	—	11,750	—	75,771
Machinery and equipment	427,807	—	37,840	—	465,647

	497,921	—	49,786	—	547,707
Less accumulated depreciation	(336,477)	—	(29,278)	—	(365,755)

	161,444	—	20,508	—	181,952
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	7,840	96,943	—	(104,783)	—
Other assets	6,023	—	—	—	6,023

	$315,812	$96,943	$20,510	$(104,783)	$328,482

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$23,051	$—	$1,116	$—	$24,167
Accrued compensation, benefits and related expenses	10,333	—	107	—	10,440
Accrued interest	2,403	—	—	—	2,403
Other accrued expenses	9,339	—	1	—	9,340
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	49,451	—	1,224	—	50,675
Long-term debt	141,039	—	—	—	141,039
Deferred income taxes and other long term liabilities	29,439	—	—	—	29,439
Due to (from) subsidiaries	(1,060)	(10,386)	11,446	—	—
Shareholders’ equity	96,943	107,329	7,840	(104,783)	107,329

	$315,812	$96,943	$20,510	$(104,783)	$328,482

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen weeks ended May 27, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$156,570	$91	$25,380	$(25,471)	$156,570
Operating costs and expenses
Cost of goods sold	135,729	—	25,438	(25,380)	135,787
Depreciation	7,301	—	924	—	8,225
Selling and administrative expenses	6,762	—	—	(91)	6,671

Operating income (loss)	6,778	91	(982)	—	5,887
Interest expense, net	3,816	—	—	—	3,816
Discount and expenses on sales of receivables	662	—	—	—	662
Other, net	(266)	—	—	—	(266)

Income (loss) before income taxes	2,566	91	(982)	—	1,675
Provision for (benefit of) income taxes	996	34	(370)	—	660
Equity in income (loss) of subsidiary	(612)	958	—	(346)	—

Net income (loss)	$958	$1,015	$(612)	$(346)	$1,015

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirty-Nine weeks ended May 27, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$431,966	$150	$75,477	$(75,627)	$431,966
Operating costs and expenses
Cost of goods sold	379,436	—	75,194	(75,477)	379,153
Depreciation	22,594	—	2,786	—	25,380
Selling and administrative expenses	19,615	—	—	(150)	19,465

Operating income (loss)	10,321	150	(2,503)	—	7,968
Interest expense, net	11,405	—	—	—	11,405
Discount and expenses on sales of receivables	1,777	—	—	—	1,777
Gain on extinguishment of debt	(162)	—	—	—	(162)
Other, net	(1,417)	—	—	—	(1,417)

Income (loss) before income taxes	(1,282)	150	(2,503)	—	(3,635)
Provision for (benefit of) income taxes	(456)	56	(940)	—	(1,340)
Equity in loss of subsidiary	(1,563)	(2,389)	—	3,952	—

Net loss	$(2,389)	$(2,295)	$(1,563)	$3,952	$(2,295)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-Nine weeks ended May 27, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(2,389)	$(2,295)	$(1,563)	$3,952	$(2,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,242	—	2,786	—	26,028
Benefit of deferred income taxes	(2,144)	—	—	—	(2,144)
Gain on disposal of property, plant and equipment and assets held for sale	(1,145)	—	—	—	(1,145)
Gain on extinguishment of debt	(162)				(162)
Sale of accounts receivable, net	(5,033)	—	—	—	(5,033)
Changes in operating assets and liabilities	2,485	(94)	(1,120)	—	1,271
Equity in loss of subsidiary	1,563	2,389	—	(3,952)	—

Net cash provided by operating activities	16,417	—	103	—	16,520

Investing activities
Purchase of property, plant and equipment	(7,383)	—	(103)	—	(7,486)
Proceeds from sale of property, plant and equipment and assets held for sale	1,629	—	—	—	1,629

Net cash used in investing activities	(5,754)	—	(103)	—	(5,857)

Financing activities
Reductions in long term debt	(3,244)	—	—	—	(3,244)

Net cash used in financing activities	(3,244)	—	—	—	(3,244)

Increase in cash and cash equivalents	7,419	—	—	—	7,419
Cash and cash equivalents at beginning of period	5,481	—	—	—	5,481

Cash and cash equivalents at end of period	$12,900	$—	$—	$—	$12,900

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
May 27, 2005

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-Nine weeks ended May 28, 2004
(amounts in thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(14,440)	$(14,387)	$—	$14,440	$(14,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,577	—	2,807	—	28,384
Benefit of deferred income taxes	(8,072)	—	—	—	(8,072)
Gain on disposal of property, plant and equipment and assets held for sale	(867)	—	—	—	(867)
Gain on extinguishment of debt	(1,321)	—	—	—	(1,321)
Sale of accounts receivable, net	(6,442)	—	—	—	(6,442)
Changes in operating assets and liabilities	590	7	(2,797)	—	(2,200)
Dividends from subsidiary	—	2,476	—	(2,476)	—
Equity in loss of subsidiary	—	14,440	—	(14,440)	—

Net cash provided by (used in) operating activities	(4,975)	2,536	10	(2,476)	(4,905)

Investing activities
Purchase of property, plant and equipment	(4,530)	—	(10)	—	(4,540)
Proceeds from sale of property, plant and equipment and assets held for sale	5,447	—	—	—	5,447

Net cash provided by (used in) investing activities	917	—	(10)	—	907

Financing activities
Reductions in long-term debt	(3,244)	—	—	—	(3,244)
Purchase and retirement of treasury stock	—	(60)	—	—	(60)
Dividends paid	(2,476)	(2,476)	—	2,476	(2,476)

Net cash used in financing activities	(5,720)	(2,536)	—	2,476	(5,780)

Decrease in cash and cash equivalents	(9,778)	—	—	—	(9,778)
Cash and cash equivalents
At beginning of period	13,769	—	—	—	13,769

Cash and cash equivalents
At end of period	$3,991	$—	$—	$—	$3,991

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

     For discussion of certain legal proceedings to which the Company is a party, see part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 and Part II, Item 1 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2005. There have been no significant changes in the matters reported. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes will have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 27, 2005 Compared to Thirteen Weeks Ended May 28, 2004

     Net Sales. Net sales increased 3.5% to $156.6 million for the thirteen weeks ended May 27, 2005 from $151.3 million for the thirteen weeks ended May 28, 2004. The increase in net sales for the thirteen weeks ended May 27, 2005 primarily reflected generally higher shipment volume of apparel fabrics and yarns as the overall improvement in market demand for the Company’s products continued. While overall unit sales increased 4.8% for the thirteen weeks ended May 27, 2005 compared to the thirteen weeks ended May 28, 2004, the Company anticipated a larger improvement prior to the effects of the January 6, 2005 train derailment, as plant operations are periodically interrupted by clean up projects. See further discussion under the caption January 6, 2005 Train Derailment included under Part 1, Item 2 of this Quarterly Report on Form 10-Q.

     The domestic textile industry continues to face difficult challenges, including significant growth in imported apparel, elimination of quotas on imports received from World Trade Organization member countries effective December 31, 2004, uncertainties presented by the economic and political environment, imbalance of global supply and demand for textile and apparel products and financial distress experienced by many of the Company’s domestic competitors. In addition, manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these difficult conditions to continue into the foreseeable future. Recent actions by the U.S. government to impose safeguard relief on certain categories of imported garments from China are expected to provide positive benefits to domestic suppliers of those products, and indirectly improve demand and pricing for the Company’s products for a limited period of time. Other pending legislation to impose tariffs on imports from China to offset China’s undervalued currency may provide additional relief, but there can be no assurance that any of these proposals will be implemented, and if so, in a timely manner.

     Operating Income (Loss). The Company produced an operating income of $5.9 million for the thirteen weeks ended May 27, 2005 compared to an operating loss of ($4.8) million for the thirteen weeks ended May 28, 2004. The improvement in operating income reflected improved unit sales for the Company’s apparel fabrics and yarns operations, and favorable LIFO inventory adjustment. Raw material costs per unit declined, as generally lower market prices of cotton offset higher market prices for synthetic fibers and higher costs associated with increased purchases of yarns and greige fabrics following the May 2004 closure of a yarn manufacturing facility in North Carolina and a weaving operation in Georgia. Conversion costs per unit increased slightly, due largely to plant disruptions associated with the January 6, 2005 train derailment and increases in chemical and energy costs. Additionally, the Company recorded a noncash benefit of $0.4 million to adjust the carrying value of inventories to LIFO basis for the thirteen weeks ended May 27, 2005 compared to a noncash charge of $2.0 million for the thirteen weeks ended May 28, 2004.

     Cost of goods sold, which includes all direct manufacturing costs, inbound freight charges, inspection and warehousing costs and internal transfer costs, decreased 1.6% to $135.8 million for the thirteen weeks ended May 27, 2005 from $138.0 million for the thirteen weeks ended May 28, 2004, primarily reflecting the impact of lower raw material costs and favorable LIFO inventory adjustment. Cost of goods sold as a percentage of net sales decreased to 86.7% for the thirteen weeks ended May 27, 2005 from 91.2% for the thirteen weeks ended May 28, 2004, also reflecting the impact of lower raw material costs and favorable LIFO inventory adjustment.

     Selling and administrative expenses, which include compensation and benefits, office expenses, travel and entertainment expenses and computer expenses of all administration and support functions not directly related to the production of product, were $6.7 million for both the thirteen weeks ended May 27, 2005 and the thirteen weeks ended May 28, 2004. Selling and administrative expenses as a percentage of net sales were 4.3% for the thirteen weeks ended May 27, 2005 versus 4.4% for the thirteen weeks ended May 28, 2004.

     Segment Performance. Apparel fabric sales increased 4.5% to $117.7 million for the thirteen weeks ended May 27, 2005 from $112.6 million for the thirteen weeks ended May 28, 2004, reflecting a 5.8% increase in yards invoiced and a 1.2% decrease in average invoice price. The apparel fabrics operation produced an operating income of $4.1 million for the thirteen weeks ended May 27, 2005 compared to an operating income of $1.8 million for the thirteen weeks ended May 28, 2004, largely due to the improved unit volume and lower raw material costs.

     Yarn sales, including intra-company sales to the Company’s fabric operations, decreased 5.2% to $45.2 million for the thirteen weeks ended May 27, 2005 from $47.7 million for the thirteen weeks ended May 28, 2004. Total pounds invoiced increased 9.6%, primarily reflecting the conversion of a greige fabric operation closed in May 2004 into a yarn manufacturing facility. The decrease in yarn requirements and associated internal transfers of yarns to the Company’s apparel fabrics operation following the January 6, 2005 train derailment was largely mitigated by a redirection of certain yarn production to outside sales. Average invoice price decreased 13.5% as lower raw material costs impacted outside invoice prices as well as intra-company transfer prices. The yarns operation produced operating income of $4.9 million for the thirteen weeks ended May 27, 2005 compared to an operating income of $0.3 million for the thirteen weeks ended May 28, 2004, primarily due to the improved unit volume and reduced raw material costs.

     Other sales, which include sales of greige and coated fabrics, initial sales of an apparel sourcing operation and revenues from the Company’s trucking operation, decreased 50.6% to $8.0 million for the thirteen weeks ended May 27, 2005 from $16.2 million for the thirteen weeks ended May 28, 2004. The decrease in other sales was primarily attributable to the May 2004 shutdown of the greige weaving operation in Georgia and lower unit volume resulting from the January 6, 2005 train derailment, principally in coated fabrics. Operating income from other sales decreased 21.4%, from $1.4 million for the thirteen weeks ended May 28, 2004 to $1.1 million for the thirteen weeks ended May 27, 2005, largely reflecting the lower unit volume resulting from the January 6, 2005 train derailment.

     Inter-segment sales decreased 42.9% to $14.4 million for the thirteen weeks ended May 27, 2005 from $25.2 million for the thirteen weeks ended May 28, 2004, reflecting the previous capacity rationalization actions and corresponding reduction in transfers of internally produced yarns and greige fabrics as well as the redirection of yarn production to outside sales following the January 6, 2005 train derailment.

     Unallocated amounts included in operating income represent general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Facility Restructuring: In response to highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, improved capacity utilization of the Company’s remaining facilities and lowered costs per unit produced. No reduction in net sales resulted from this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand were maintained. Certain equipment was relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities and replace older, less efficient equipment. Other excess equipment was sold, generating a gain of approximately $0.9 million. In connection with these actions, the Company recorded facility restructuring charges, and other non-operating costs, net of the gain on equipment sold, of approximately $2.3 million during the third quarter of fiscal 2004. At May 28, 2004, approximately $80,000 of minor property disposal costs remained unpaid and was included in other accrued expenses in the Company’s consolidated financial statements.

     Interest Expense, Net. Net interest expense declined 11.6% to $3.8 million for the thirteen weeks ended May 27, 2005 compared to $4.3 million for the thirteen weeks ended May 28, 2004, primarily reflecting lower average borrowings outstanding following the Company’s exchange of approximately $60 million of its 2013 Notes for approximately $42 million of its Floating Rate Notes due 2012 during fiscal 2004.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.7 million for the thirteen weeks ended May 27, 2005 compared to $0.6 million for the thirteen weeks ended May 28, 2004, primarily reflecting the impact of higher market interest rates on discounts associated with accounts receivable sold under the securitization facility.

     Provision for (benefit of) Income Taxes. A provision for income taxes of $0.7 million was recorded for the thirteen weeks ended May 27, 2005 compared to an income tax benefit of ($3.1) million for the thirteen weeks ended May 28, 2004, reflecting improved operating income.

Thirty-nine Weeks Ended May 27, 2005 Compared to Thirty-nine Weeks Ended May 28, 2004

     Net Sales. Net sales increased 4.8% to $432.0 million for the thirty-nine weeks ended May 27, 2005 from $412.3 million for the thirty-nine weeks ended May 28, 2004. The increase in net sales for the thirty-nine weeks ended May 27, 2005 primarily reflected higher average invoice prices for the Company’s apparel fabrics operations, as the development of new and enhanced products enabled the Company to increase its sales with existing customers and the overall improvement in market demand for the Company’s products continued. While overall unit sales increased 3.0% for the thirty-nine weeks ended May 27, 2005 compared to the thirty-nine weeks ended May 28, 2004, the Company anticipated a larger improvement prior to the January 6, 2005 train derailment, which effectively shut down productive capacity representing more than 50% of the Company’s sales. Sales and production volumes were dramatically reduced in January and February 2005 during initial recovery efforts, and continue to be impacted as plant operations are periodically interrupted by clean up projects. See further discussion under the caption January 6, 2005 Train Derailment included under Part 1, Item 2 of this Quarterly Report on Form 10-Q.

     The domestic textile industry continues to face difficult challenges, including significant growth in imported apparel, elimination of quotas on imports received from World Trade Organization member countries effective December 31, 2004, uncertainties presented by the economic and political environment, imbalance of global supply and demand for textile and apparel products and financial distress experienced by many of the Company’s domestic competitors. In addition, manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these difficult conditions to continue into the foreseeable future. Recent actions by the U.S. government to impose safeguard relief on certain categories of imported garments from China are expected to provide positive benefits to domestic suppliers of those products, and indirectly improve demand and pricing for the Company’s products for a limited period of time. Other pending legislation to impose tariffs on imports from China to offset China’s undervalued currency may provide additional relief, but there can be no assurance that any of these proposals will be implemented, and if so, in a timely manner.

     Operating Income (Loss). The Company produced an operating income of $8.0 million for the thirty-nine weeks ended May 27, 2005 compared to an operating loss of ($10.7) million for the thirty-nine weeks ended May 28, 2004. The improvement in operating income reflected higher average invoice prices for the Company’s apparel fabrics operations and generally lower raw material costs. Raw material costs per unit decreased significantly, reflecting significant decline in the market price of cotton, partially offset by higher market prices for synthetic fibers and increased purchases of yarns and greige fabrics following the May 2004 closure of a yarn manufacturing facility in North Carolina and weaving operation in Georgia. Conversion costs increased significantly, primarily reflecting higher energy costs and reduced unit cost absorptions associated with the January 6, 2005 train derailment. Additionally, the Company recorded a noncash benefit of $1.4 million to adjust the carrying value of inventories to LIFO basis for the thirty-nine weeks ended May 27, 2005 compared to a noncash charge of $4.5 million for the thirty-nine weeks ended May 28, 2004.

     Cost of goods sold, which includes all direct manufacturing costs, inbound freight charges, inspection and warehousing costs and internal transfer costs, increased 1.6% to $379.2 million for the thirty-nine weeks ended May 27, 2005 from $373.4 million for the thirty-nine weeks ended May 28, 2004, primarily reflecting the slight increase in sales unit volume, offset by lower raw material costs and favorable LIFO inventory adjustments. Cost of goods sold as a percentage of net sales decreased to 87.8% for the thirty-nine weeks ended May 27, 2005 from 90.6% for the thirty-nine weeks ended May 28, 2004, reflecting the impact of higher average invoice prices, lower raw material costs and favorable LIFO inventory adjustments.

     Selling and administrative expenses, which include compensation and benefits, office expenses, travel and entertainment expenses and computer expenses of all administration and support functions not directly related to the production of product, were $19.5 million for the thirty-nine weeks ended May 27, 2005 compared to $19.3 million for the thirty-nine weeks ended May 28, 2004. Selling and administrative expenses as a percentage of net sales were 4.5% for the thirty-nine weeks ended May 27, 2005 versus 4.7% for the thirty-nine weeks ended May 28, 2004.

     Segment Performance. Apparel fabric sales increased 3.7% to $318.6 million for the thirty-nine weeks ended May 27, 2005 from $307.3 million for the thirty-nine weeks ended May 28, 2004, reflecting a 1.3% increase in yards invoiced and a 2.4% increase in average invoice price. The apparel fabrics operations produced an operating income of $4.0 million for the thirty-nine weeks ended May 27, 2005 compared to an operating income of $4.7 million for the thirty-nine weeks ended May 28, 2004, largely due to production disruptions and higher associated costs resulting from the January 6, 2005 train derailment.

     Yarn sales, including intra-company sales to the Company’s fabric operations, increased 0.9% to $136.3 million for the thirty-nine weeks ended May 27, 2005 from $135.1 million for the thirty-nine weeks ended May 28, 2004. Total pounds invoiced increased 4.4%. The decrease in yarn requirements and associated internal transfers of yarns to the Company’s apparel fabrics operation following the January 6, 2005 train derailment was largely mitigated by a redirection of this production to outside yarn sales. Average invoice price decreased 3.3% as lower raw material costs impacted outside invoice prices as well as intra-company transfer prices. The yarns operation produced operating income of $12.4 million for the thirty-nine weeks ended May 27, 2005 compared to a loss of ($0.5) million for the thirty-nine weeks ended May 28, 2004, primarily due to the increase in unit sales and lower raw material costs.

     Other sales, which include sales of greige and coated fabrics, initial sales of an apparel sourcing operation and revenues from the Company’s trucking operation, decreased 49.3% to $22.8 million for the thirty-nine weeks ended May 27, 2005 from $45.0 million for the thirty-nine weeks ended May 28, 2004. The decrease in other sales was primarily attributable to the May 2004 shutdown of the greige weaving operation in Georgia and lower unit volume resulting from the January 6, 2005 train derailment. Operating income from other sales decreased 18.2%, from $3.3 million for the thirty-nine weeks ended May 28, 2004 to $2.7 million for the thirty-nine weeks ended May 27, 2005, largely reflecting the lower unit volume resulting from the January 6, 2005 train derailment.

     Inter-segment sales decreased 39.0% to $45.8 million for the thirty-nine weeks ended May 27, 2005 from $75.1 million for the thirty-nine weeks ended May 28, 2004, reflecting the previous capacity rationalization actions and corresponding reduction in transfers of internally produced yarns and greige fabrics as well as the redirection of certain yarn production to outside sales following the January 6, 2005 train derailment.

     Unallocated amounts included in operating income represent general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

     Facility Restructuring: In response to highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, improved capacity utilization of the Company’s remaining facilities and lowered costs per unit produced. No reduction in net sales resulted from this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand were maintained. Certain equipment was relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities and replace older, less efficient equipment. Other excess equipment was sold, generating a gain of approximately $0.9 million. In connection with these actions, the Company recorded facility restructuring charges, and other non-operating costs, net of the gain on equipment sold, of approximately $2.3 million during the third quarter of fiscal 2004. At May 28, 2004, approximately $80,000 of minor property disposal costs remained unpaid and was included in other accrued expenses in the Company’s consolidated financial statements.

     Interest Expense, Net. Net interest expense declined 15.6% to $11.4 million for the thirty-nine weeks ended May 27, 2005 compared to $13.5 million for the thirty-nine weeks ended May 28, 2004. Net interest expense for the thirty-nine weeks ended May 28, 2004 included the write-off of approximately $400,000 of unamortized debt issue costs following execution of a new senior secured revolving credit facility with GECC in November 2003. In addition, net interest expense for the thirty-nine weeks ended May 27, 2005 reflected lower average borrowings outstanding following the Company’s exchange of approximately $60 million of its 2013 Notes for approximately $42 million of its Floating Rate Notes due 2012 during fiscal 2004.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $1.8 million for the thirty-nine weeks ended May 27, 2005 compared to $1.9 million for the thirty-nine weeks ended May 28, 2004, primarily reflecting a net decrease in accounts receivable sold under the securitization facility.

     Provision for (benefit of) Income Taxes. An income tax benefit of ($1.3) million was recorded for the thirty-nine weeks ended May 27, 2005 compared to an income tax benefit of ($8.0) million for the thirty-nine weeks ended May 28, 2004, reflecting reduced operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $16.5 million for the thirty-nine weeks ended May 27, 2005. Principal working capital changes included a $4.2 million increase in accounts receivable, a $5.0 million decrease in accounts receivable sold under the securitization facility, a $3.0 million increase in inventories and an $8.4 million increase in accounts payable and accrued expenses. The increase in accounts receivable primarily reflects the improved sales trend during the thirteen weeks ended May 27, 2005 compared to the thirteen weeks ended August 27, 2004, in addition to the net decrease in accounts receivable sold under the securitization facility. The reduction in accounts receivable sold reflects normal fluctuations in day-to-day cash management needs. The increase in inventories reflects quantity adjustments to support the improved level of sales. The increase in accounts payable and accrued expenses is the result of normal fluctuations in the timing of invoice due dates in relation to the end of the respective reporting period and timing of interest payments on the senior and subordinated notes. Additionally, the increase in accounts payable and accrued expenses includes a $1.6 million increase in net insurance claim advances related to the January 6, 2005 train derailment, resulting from the receipt of $20.0 million in advances from the Company’s insurance carrier, offset by recovery expenditures incurred of approximately $18.4 million. Investing activities were predominantly equipment purchases and related costs of $7.5 million and proceeds of $1.6 million from the sale of several small tracts of land and certain excess equipment. Financing activities included repayment of $3.2 million of long-term debt.

     The Company’s capital expenditures, aggregating $7.5 million for the thirty-nine weeks ended May 27, 2005, included purchases of approximately $3.1 million to replace equipment damaged as a result of the January 6, 2005 train derailment, with the balance used primarily to complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2005 will be approximately $3.0 million. The Company is unable to estimate at this time the amount of damaged equipment that will require replacement but expects such expenditures to be funded by insurance and third party claims.

     At May 27, 2005, the Company had no borrowings outstanding under its revolving line of credit, and $24.7 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit and required minimum availability.

     Covenants of the revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that combined excess availability under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks. At May 27, 2005, combined excess availability under these two facilities was approximately $55.7 million.

     Covenants of the indenture under which the 2013 Notes were issued, and provisions of the senior floating rate notes due 2012, include, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of adjusted net income, or less 100% of adjusted net loss, all calculated on an accumulative basis subsequent to the date of the indenture. With the accumulative loss reported through the thirteen weeks ended May 27, 2005, the covenants of the indenture prohibit further payment of dividends and purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.

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

JANUARY 6, 2005 TRAIN DERAILMENT

     On January 6, 2005, a Norfolk Southern freight train collided with a stationary Norfolk Southern train parked on a railroad spur near the Company’s manufacturing and administrative facilities in Graniteville, South Carolina. In the ensuing derailment, rail cars ended up on the Company’s property and a tanker car was breached, releasing chlorine gas. Due to the release of the toxic and corrosive chlorine gas, the surrounding area, including the Company’s adjacent facilities, was evacuated. Nine individuals, six of whom were associates of the Company, were killed by chlorine gas inhalation and many others were hospitalized as a result of their injuries.

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

     The Company focused all available resources on the recovery effort. Temporary boilers have been installed, and replacement electrical distribution, compressors and computers are in place and operational. Repairs to textile processing facilities and machines are ongoing. Operations in all facilities and shipments of finished goods from all of the Company’s distribution centers were resumed in an orderly manner, taking place in stages during January and February. Normal levels of production are being generated, although full remediation of the chlorine damage has yet to be completed. Due to the progressive nature of damage resulting from chlorine gas exposure, further equipment failures may occur over time, with a corresponding reduction in productive efficiency and temporary loss of capacity. The Company also anticipates temporary reduction in productive capacity during the restoration of equipment to fully remediated, pre-loss condition.

     The Company maintains property damage and business interruption insurance to provide reimbursement of losses stemming from an incident of this nature. In addition, Norfolk Southern has acknowledged responsibility to the Company for the incident. The Company is utilizing appropriate resources to identify and document losses incurred as a result of the incident, and will pursue claims under its property damage, business interruption and other insurance policies and against third parties.

     Disruption of the Company’s operations and loss of production volume as a result of this incident negatively impacted results of operations for the thirteen and thirty-nine weeks ended May 27, 2005. The Company will continue to suffer losses caused by this incident in future periods. The Company is assessing the extent of losses that will be incurred due to this incident but is unable to estimate at this time the full amount of loss. The Company expects that all losses incurred will be recovered through insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may negatively impact future results of operations.

     In connection with the incident, the Company has incurred labor continuation costs of approximately $2.3 million and various clean up and repair costs of approximately $16.1 million during the thirty-nine weeks ended May 27, 2005. The Company has received advances totaling $20.0 million during the thirty-nine weeks ended May 27, 2005 from the Company’s property damage insurance provider. The Company has included the net balance of advances received in excess of expenses incurred of $1.6 million in other accrued expenses at May 27, 2005. The Company expects to request additional advances as the recovery progresses and additional costs are incurred. The Company has not recognized gains relating to recovery of lost profits, involuntary conversions of assets or other such recoveries for the thirty-nine weeks ended May 27, 2005, as such amounts are contingent upon final settlement with respective insurers and third parties.

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

     Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding product demand, selling prices, raw material costs, timing and cost of capital expenditures, cost of environmental compliance, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, all of the risks described under the heading “Risk Factors” in the Company’s Current Report on Form 8-K dated June 20, 2003 and the following:

•	cyclical and competitive nature of the textile industry;

•	pressures on selling prices due to competitive and economic conditions;

•	deterioration of relationships with, or loss of, significant customers;

•	strength of the U.S. dollar versus the currencies of other textile producing countries;

•	changes in trade policies, including textile quotas and tariffs, and the elimination of import quotas under the World Trade Organization effective December 31, 2004;

•	ability to identify and respond to fashion trends;

•	availability and pricing of cotton and other raw materials;

•	changes in government policies affecting raw material costs, including the impact of World Trade Organization rulings against the U.S. agricultural support programs;

•	availability and desirability of technological advancements;

•	retention of key management personnel;

•	continued availability of financial resources;

•	changes in environmental, health and safety regulations;

•	political or military responses to terrorist activities; and

•	our ability to recover claims from insurance and third parties related to the January 6, 2005 train derailment.

     You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

OTHER DATA - NON-GAAP FINANCIAL MEASURE

     EBITDA and Adjusted EBITDA are presented as management believes these measures to be widely accepted indicators of a company’s ability to service its indebtedness and are used by investors and analysts to evaluate companies within the textile and apparel industry. EBITDA is commonly defined as net income (loss) plus (a) interest expense, (b) provision for (benefit of) income taxes and (c) depreciation and amortization. Adjusted EBITDA, as defined by the Company, differs due to the further addition to net income (loss) of (a) discount and expenses on sales of receivables, (b) gain on extinguishment of debt, (c) restructuring noncash charges and (d) adjustment of carrying value of inventories to LIFO basis. Adjusted EBITDA is also presented because it is a defined value used in the calculation of certain financial covenants, including an interest coverage ratio, a fixed charge coverage ratio and minimum Adjusted EBITDA, under the Company’s revolving credit facility, accounts receivable securitization facility, equipment note, senior notes due 2012 and subordinated notes due 2013 (the “Facilities”). The Company presents Adjusted EBITDA to facilitate verification, by its lenders and noteholders, of the Company’s compliance with these financial covenants. If the Company is unable to comply with these financial covenants, incurrence of additional indebtedness may be limited and events of default may be triggered. Under the most restrictive of these financial covenants applicable to fiscal 2005, in the event that combined excess availability under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks, the Company must maintain an interest coverage ratio greater than 2.0, a fixed charge coverage ratio greater than 1.50 and minimum annual Adjusted EBITDA of greater than $45.0 million. As of May 27, 2005, the Company was in compliance with each of these financial covenants. Failure to comply with one or more of these covenants could have a material adverse effect on the Company’s financial condition.

     As defined in the Facilities, discount and expenses on sales of receivables are to be treated as interest expense in calculating the financial covenants. In addition, noncash items such as gains or losses on extinguishment of debt, restructuring charges and equipment disposals, and adjustments of carrying value of inventories to LIFO basis are to be excluded in the calculation of Adjusted EBITDA.

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

	Thirty-Nine Weeks Ended
	May 28,	May 27,
	2004	2005
Net loss	$(14,387)	$(2,295)
Interest expense, net	13,510	11,405
Benefit of income taxes	(7,975)	(1,340)
Depreciation and amortization	28,384	26,028

EBITDA	19,532	33,798
Discount and expenses on sale of receivables	1,874	1,777
Gain on extinguishment of debt	(1,321)	(162)
Facility restructuring non cash charges	2,829
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	4,500	(1,350)

Adjusted EBITDA	$27,414	$34,063

Net cash provided by (used in) operating activities	$(4,905)	$16,520

Net cash provided by (used in) investing activities	$907	$(5,857)

Net cash used in financing activities	$(5,780)	$(3,244)

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

AVONDALE INCORPORATED

    PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For discussion of certain legal proceedings to which the Company is a party, see Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 and Part II, Item 1 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2005. There have been no significant changes in the matters reported.

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

Date: July 8, 2005