Form 10-K
period 2005-08-26
AVONDALE INC
filed 2005-11-14
CIK 911634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 26, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 33-68412

AVONDALE INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation)	58-0477150 (IRS Employer Identification No.)

506 South Broad Street Monroe, Georgia (Address of principal executive offices)	30655 (Zip code)
Registrant’s telephone number, including area code: (770) 267-2226
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of November 1, 2005 (based upon the book value per share of Class A Common Stock as of August 26, 2005) was $20,079,000.
     As of November 1, 2005, the registrant had 11,394,160 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.
     Documents incorporated by reference: None.

INDEX TO FORM 10-K
AVONDALE INCORPORATED

PART I
     Unless the context otherwise requires, references herein to the Company refer to Avondale Incorporated and its subsidiaries and any reference to a “fiscal” year of the Company refers to the Company’s fiscal year ending on the last Friday in August in such year.
ITEM 1. BUSINESS.
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
     The Company’s predecessor was founded in 1895 by the family of G. Stephen Felker, the current chairman and chief executive officer. Avondale Incorporated was incorporated as a Georgia Corporation in 1965. The Company currently operates seventeen manufacturing facilities with locations in Alabama, Georgia, North Carolina and South Carolina. The facilities and equipment are modern and efficient, reflecting the significant investment made to enhance productivity, operating efficiencies and manufacturing flexibility, and to reduce unit costs.
     See discussion of damage to manufacturing facilities, resulting rationalization of productive capacity and expected reduction in annual net sales under the captions “January 6, 2005 Train Derailment” and “Subsequent Events” included under Part II, Item 7 of this Annual Report on Form 10-K.
Description of the Business
     The Company operates principally in three segments: apparel fabrics, yarns and other sales. Financial information relating to these segments and geographical sales information is presented in Note 5 to the consolidated financial statements.
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
     The Company’s participation in these apparel fabrics markets will be reduced in future periods by the capacity rationalization and corresponding net sales reduction resulting from the January 6, 2005 train derailment and chlorine spill.
     Apparel fabrics sales accounted for 80%, 75% and 74%, respectively, of the Company’s net sales in fiscal 2003, 2004 and 2005.
     Yarns. The Company is a leading domestic manufacturer and marketer of cotton and cotton-blend yarns, which are used internally in the production of woven apparel fabrics or marketed to knitters or weavers of apparel fabrics. The Company’s customers use these yarns in the manufacture of a broad range of items, including apparel (T-shirts, underwear, socks and hosiery, knitted shirts, shorts and slacks, denim jeans, woven khaki slacks, and fleece sweatshirts, pants and jackets), and home furnishings. The Company’s yarn sales accounted for approximately 28%, 32% and 31%, respectively, of the Company’s net sales in fiscal 2003, 2004 and 2005.
     Other. Other sales include sales of greige and specialty fabrics, initial sales of an apparel sourcing operation and revenues from the Company’s trucking operation.
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
     The Company’s other sales accounted for 11%, 10% and 6%, respectively, of the Company’s net sales in fiscal 2003, 2004 and 2005.
     Intersegment Sales. Intersegment sales represent the transfer of yarns and greige fabrics among the three business segments. These items ultimately are consumed in the production of finished products, and therefore are eliminated from net sales. Intersegment sales accounted for (19%), (17%) and (11%), respectively, of the Company’s net sales in fiscal 2003, 2004 and 2005.
Sales and Marketing
     During fiscal 2005, the Company sold apparel fabrics, greige and specialty fabrics, and yarns to approximately 400, 150 and 250 customers, respectively, or approximately 700 customers in total after eliminating duplications. The Company is one of the leading suppliers of denim to Flynn Enterprises, Inc., a private label apparel manufacturer with total sales to this customer accounting for approximately 10% of the Company’s net sales in fiscal 2005. The Company believes that it has a strong working relationship with Flynn Enterprises, Inc. None of the Company’s other customers individually accounted for 10% or more of the Company’s net sales in fiscal 2005. The Company’s sales billed to customers domiciled outside the U.S. accounted for 8%, 16% and 17%, respectively, of the Company’s net sales in fiscal 2003, 2004 and 2005.

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
Manufacturing
     The Company is a vertically integrated manufacturer of yarns and fabrics. Through modernizing its manufacturing facilities, the Company has sought to reduce lead times, lower costs, minimize inventory levels and maximize flexibility to respond to changes in customer demand and market conditions. The Company has expanded its operations through acquisitions, an ongoing capital improvements program and management’s efforts to optimize the productive output of the Company’s manufacturing facilities. As part of its expansion and modernization efforts, the Company has also redeployed capital by closing certain manufacturing facilities and, in some cases, moving manufacturing equipment to other locations
     Manufacturing Processes. The Company’s manufacturing processes involve producing yarn, dyeing yarn, weaving yarn into fabrics and dyeing and finishing fabrics. The Company’s manufacturing plants employ automated control systems to monitor the manufacturing process and electronic product testing equipment to measure the quality of the Company’s yarns and fabrics.
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
     Manufacturing Facilities. The Company operates seventeen manufacturing facilities in the U.S. Of the Company’s manufacturing facilities, ten produce yarn, four manufacture fabrics, three are dyeing facilities and four are engaged in fabric finishing.
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
     See discussion of damage to manufacturing facilities and resulting rationalization of productive capacity under the captions “January 6, 2005 Train Derailment” and “Subsequent Events” included under Part II, Item 7 of this Annual Report on Form 10-K.

Raw Materials
     The Company is one of the largest U.S. consumers of raw cotton, the principal raw material used in the Company’s manufacturing processes. Consequently, the Company’s results of operations may be impacted significantly due to fluctuations in the price of cotton. Fluctuations in the Company’s raw material costs primarily reflect fluctuations in the market prices of cotton, polyester fiber, yarns and greige fabrics. Cotton is an agricultural commodity. Its supply and quality, which affect prevailing market prices, are subject to the forces of nature. The market price of cotton is also subject to the effects of worldwide demand for cotton textile products, including shifts in demand between domestic and foreign users, and speculative investments in the cotton commodity market. Polyester fiber, which is derived from petroleum by-products, is subject to the effects of world oil prices, and to the extent it may be used as a substitute for cotton, may be affected indirectly by the market price of cotton. The Company’s costs of yarns and greige fabrics are affected by the market price of cotton and polyester fiber, as well as the level of market demand for these products. Another important element affecting the Company’s raw material costs is its ability to shift sourcing of certain yarn and greige fabric products to internal production of Company-owned facilities, thereby shifting the form of raw materials consumed, from yarns or greige fabrics to basic raw fibers. This ability to shift between external and internal sources is affected by the utilization level of the Company’s productive capacity, the mix of products manufactured having unique raw material needs and the relative purchase price of yarns and greige fabrics versus the Company’s internal costs.
     The predominant factors affecting the costs of all raw materials consumed by the Company are beyond its control, and cannot be predicted with certainty. The Company relies on published sources, including industry trade groups, U.S. government agencies and commodity brokers, for an indication of the general direction of market prices. The Company’s disclosure that future periods are likely to see an increase or decrease in raw material costs is based on the average outlook of these sources. That assumption is further evaluated against the Company’s perceived ability to maintain or enhance its product pricing in response to changes in market prices of raw materials consumed. The Company may be adversely affected in situations where customers monitor raw material market prices and demand concessions in the pricing of the Company’s products.
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
     Effective October 1, 1999, the Fiscal 2000 Agriculture Appropriations Bill restored funding of payments under the three-step competitiveness program and redefined import quota triggers. The Farm Security and Rural Investment Act of 2002 extended the program until July 31, 2008, and suspended, from May 14, 2002 through July 31, 2006, the exclusion of 1.25 cents per pound from payments for the differential between domestic cotton prices and world cotton prices. Accordingly, the Company has continued to receive reimbursement from the U.S. Department of Agriculture relating to the differential between domestic cotton prices and world cotton prices for cotton consumed on or after October 1, 1999. See related discussion under the caption Critical Accounting Policies included under Part II, Item 7 of this Annual Report on Form 10-K.
     On September 8, 2004, a dispute settlement panel of the World Trade Organization (“WTO”) ruled that the payments made by the U.S. Department of Agriculture, representing the differential between domestic cotton prices and world cotton prices, as adjusted, are prohibited export subsidies in violation of WTO global trade rules. The U.S. appealed this ruling to the Appellate Body of the WTO on October 15, 2004. On April 16, 2005 the ruling by the dispute settlement panel was upheld. Suspension of the U.S. agricultural support programs may be required to avoid economic retaliation against the U.S. by WTO member countries, which could result in an increase in the Company’s raw material costs, making the Company’s products less competitive.
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
Backlog
     The Company’s order backlog was approximately $142 million at August 26, 2005, as compared to approximately $171 million at August 27, 2004, primarily reflecting lower unit volume in the Company’s apparel fabrics and yarns operations. Orders on hand are not necessarily indicative of total future sales. Substantially all of the orders outstanding at August 26, 2005 are expected to be filled by the end of fiscal 2006. The Company’s backlog may be reduced in future periods by the capacity rationalization and corresponding net sales reduction resulting from the January 6, 2005 train derailment and chlorine spill.
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
Trade Regulation
     Increases in global capacities and imports of foreign-made textile and apparel products are a significant source of competition for many domestic textile manufacturers, including the Company. The U.S. government has attempted to regulate the growth of certain textile and apparel imports by establishing quotas and tariffs on imports from countries that historically account for significant shares of U.S. imports. Although imported apparel represents a significant portion of the U.S. apparel market, in recent years, a significant portion of import growth has been attributable to imports of apparel products manufactured outside the U.S. of (or using) domestic textile components. In addition, imports of certain textile products into the U.S. have increased in recent years primarily as a result of significant trade distortions including the manipulation of currencies of other textile producing countries, particularly within Asia, against the U.S. dollar, export tax credits, loose lending practices and a variety of other direct and indirect subsidies.
     The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation and foreign considerations. In January 1995, the WTO, a multilateral trade organization, was formed by the members of the General Agreement on Tariffs and Trade (“GATT”) to replace GATT. The WTO has set forth the mechanisms by which world trade in textiles and clothing will be progressively liberalized with the elimination of quotas and the reduction of duties. The implementation began in January 1995 with the phasing-out of quotas to take place over a 10-year period. The elimination of all quotas, which became effective December 31, 2004, has resulted in a realignment of market share and increased imports of certain textile products and apparel into North America. These factors could make the Company’s products less competitive against low cost imports from third world countries.
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
     On May 2, 2000, the U.S. Congress passed the United States-Caribbean Basin Trade Partnership Act (“CBI”) and the Africa Growth and Opportunity Act (“AGOA”). Under these acts, apparel manufactured in the Caribbean and Sub-Saharan regions using yarns or fabrics produced in the U.S. may be imported to the U.S. duty and quota free. In effect, this legislation extends the favorable trade terms afforded to Mexico under NAFTA to the Caribbean and Sub-Saharan countries. Management believes that NAFTA parity for the Caribbean region has a favorable effect on the Company by providing access to lower cost labor for apparel assembly, making the U.S. a more attractive location for textile sourcing.
     In July 2005 the U.S. Congress passed the Dominican Republic-Central American Free Trade Agreement (“CAFTA”) establishing bilateral trade preferences similar to NAFTA, between the U.S. and six Central American countries. The rules of origin under CAFTA essentially require apparel to be produced from textiles originating in the U.S. or one of the other six countries, for the apparel to be imported into the U.S. duty free. The effective implementation date of CAFTA’s provisions is projected to be January 1, 2006. Based on experience with other trade programs, management believes CAFTA will have a favorable impact on the Company’s business.
     The Andean Trade Promotion and Drug Eradication Act was passed on August 6, 2002 to renew and enhance the Andean Trade Preference Act (ATPA). Under the enhanced ATPA, apparel manufactured in Bolivia, Columbia, Ecuador and Peru using yarns and fabrics produced in the U.S. may be imported into the U.S. duty and quota free through September 30, 2007. This legislation effectively grants these four countries the favorable trade terms afforded Mexico and the Caribbean region. Management believes this legislation further enhances the attractiveness of U.S. textiles.
     The growing U.S. trade deficit with China has resulted in numerous recent proposals to restrict imports from China. Critics of the U.S. government’s China trade policy have focused on the Chinese government’s policy of pegging its currency, the yuan, to the dollar, rather than letting it float freely and having its value determined by market forces. These critics have estimated that the yuan is undervalued by as much as 40 percent relative to the dollar, which enhances the competitiveness of Chinese exports in the United States. As a result, there was continued legislative action in 2005 related to Chinese currency valuation. Certain proposals favor investigation or negotiation (S. Res. 270, H.R. 3004, H.R.2414). Other, more aggressive, proposals amend existing trade remedy laws to explicitly cover currency manipulation (H.R. 1498, H.R. 3306) or call for WTO litigation (H. Con. Res. 33). Any of these proposals could be subject to further action during 2006. Industry groups such as the National Council of Textile Organizations, the National Cotton Council, the American Manufacturing Trade Action Coalition, the Coalition for a Sound Dollar and the National Association of Manufacturers are also lobbying the U.S. government to initiate dispute settlement proceedings in the WTO which, if successful, would require China to allow the value of its currency to be determined by market forces. An increase in the value of the Chinese yuan vis-a-vis the U.S. dollar would make the Company’s products more competitive with imports from China. However, the Company cannot predict at this time whether any legislation will be adopted or the WTO lobbying efforts will be successful.
     The National Council of Textile Organizations and other textile and apparel manufacturing trade associations have filed numerous petitions requesting that the U.S. government invoke the special China textile safeguard that was enacted into law when China joined the WTO. Petitions covering most of the Company’s products have been accepted and safeguard quotas were invoked on a range of products. These annual quotas limit the import growth, by category, of products originating from China to 7 1/2% over the import volume established for the twelve months prior to the application. Petitions for safeguard quotas may be filed and granted on an annual basis through the year 2008. In November 2005, the United Stand and China reportedly reached a tentative agreement limiting textile and apparel imports. The terms of the agreement allow for increases in imports of 8 to 10 percent for covered products during 2006, with larger increases in each of 2007 and 2008. In the absence of such an agreement, the United States Trade Representative had expressed a willingness to apply safeguard remedies. Management believes that, whether by agreement or safeguard action, quotas will have a favorable effect on the Company’s business.
     In October 2005, bilateral discussions between China and the United States regarding textile and apparel imports broke down. The United States Trade Representative subsequently expressed a willingness to continue to apply safeguard remedies as appropriate into the future. In the same month, additional petitions for safeguard action were accepted by U.S. authorities.
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
     The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company uses resins containing formaldehyde in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, asbestos-containing materials are present in some of the structural components of certain Company facilities, and management believes these materials are properly contained and managed.
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
Associates
     At August 26, 2005, the Company had approximately 4,400 associates. None of the Company’s associates is covered by a collective bargaining agreement, and management believes that the Company’s relations with its associates are good.
ITEM 2. PROPERTIES.
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
     The Company’s plants generally operate 24 hours a day, five to seven days a week, throughout the year. With the exception of the clean up and restoration efforts noted under the caption “January 6, 2005 Train Derailment” included under Part II, Item 7 of this Annual Report on Form 10-K, the Company considers its plants and equipment to be in good condition and adequate for its current operations. The Company’s principal executive offices are located in Monroe, Georgia in a building owned by the Company. The Company also has executive offices in Sylacauga, Alabama and Graniteville, South Carolina, which are located in buildings owned by the Company. All of the Company’s sales offices are leased from unrelated third parties.
     See discussion of damage to manufacturing facilities and resulting rationalization of productive capacity under the caption “Subsequent Events” included under Part II, Item 7 of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS.
     On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The Court subsequently dismissed Alabama Power as a defendant in the case, based on their motion for summary judgement. In September 2005, the plaintiffs initiated a mediation process which ultimately resulted in the Company’s agreement to settle with all plaintiffs for a single combined payment of $75,000. As a material term of this settlement, plaintiffs will dismiss all counts and claims against the Company with prejudice. Appropriate final paperwork is now circulating among the parties.
     The Company received a grand jury subpoena issued by the U.S. District Court for the Eastern District of North Carolina on January 20, 2004. The subpoena concerned the production of documents and records in connection with an investigation being conducted by the Antitrust Division of the U.S. Department of Justice relating generally to the manufacture, sale, purchase and distribution of open-end spun yarns. The Antitrust Division of the U.S. Department of Justice advised the Company on October 11, 2005 that the grand jury investigation has been closed, without any action taken against the Company.
     In separate actions initiated by private parties based upon the public disclosure of the investigation by the U.S. Department of Justice, the Company and various other defendants have been named in a consolidated class action complaint pending in the Middle District of North Carolina. The Company is also a defendant in a class action complaint filed in the Circuit Court for Shelby County, Tennessee. These complaints seek, under federal or state antitrust laws, various damages and injunctive relief related to the pricing and sale of open-end yarns. On February 14, 2005, the Company, along with the other defendants named in the federal lawsuits, moved to dismiss the federal complaint and to compel arbitration with certain of the named plaintiffs. The motion has been fully briefed and argued and remains pending. The Company moved to dismiss the Tennessee state case for failure to state a claim on January 24, 2005; this motion is not fully briefed. The Company intends to vigorously defend these cases and believes it has a number of defenses available to it. While the outcome of these cases cannot be predicted with certainty, the Company does not believe that the resolution of these cases will have a material adverse effect on the Company’s financial condition or results of operations.
     On September 26, 2005, Avondale Incorporated filed suit in the Circuit Court of Aiken County, South Carolina against Norfolk Southern Corporation, Norfolk Southern Railway Company and certain individuals for damages sustained as a result of the defendants’ negligent and other tortious conduct in connection with the January 6, 2005 train derailment. Defendants have filed a motion to remove the suit to Federal court, and plaintiffs have filed a motion to remand the suit back to the Circuit Court of Aiken County. On October 25, 2005, Avondale Mills, Inc. and Avondale Mills Graniteville Fabrics, Inc. filed suite in the Circuit Court of Aiken County, South Carolina against Norfolk Southern Corporation, Norfolk Southern Railway Company and certain individuals for damages sustained as a result of the defendants’ negligent and other tortious conduct in connection with the January 6, 2005 train derailment. (See further discussion under the caption “January 6, 2005 Train Derailment” included under Part II, Item 7 of this Annual Report on Form 10-K.) The complaint alleges, among other things, negligence, gross negligence, strict liability, nuisance and trespass. In addition, the complaint alleges that the defendants’ conduct resulted in damages including, but not limited to, inspection and testing costs, property losses, clean up and remediation costs, business interruption losses, increased administrative costs and out-of-pocket expenses, and damage to the long-term value of the Company’s business. In these suits, the Company is asking for actual and punitive damages of an unspecified amount. The Company is also seeking to recover its litigation costs, including attorneys’ fees, from the defendants. Due to the very early stage of this litigation, it is impossible to predict the course or result of the litigation.
     The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined unfavorably to the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no established public trading market for the Company’s Class A Common Stock or Class B Common Stock (collectively, the “Common Stock”). As of August 26, 2005 there were 135 and one holders of record of Class A Common Stock and Class B Common Stock, respectively. The Company paid dividends aggregating $5.0 million and $2.5 million in respect of its outstanding Common Stock during fiscal 2003 and 2004, respectively. The Company paid no dividends during fiscal 2005.
     The Company has issued and outstanding $90.0 million of aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2013 (the “2013 Notes”) under an Indenture dated as of June 30, 2003 among the Company, Avondale Mills and Wachovia Bank, National Association, as trustee (the “Indenture”). The Indenture contains certain covenants that currently limit the Company’s ability to pay dividends.
     The Company has issued and outstanding $41.7 million of aggregate principal amount of Senior Floating Rate Notes due 2012 (the “2012 Notes”). The 2012 Notes contain certain covenants that currently limit the Company’s ability to pay dividends.
     The Company maintains a secured five-year installment equipment note, executed July 30, 2002, with a balance outstanding of $9.2 million at August 26, 2005. The equipment note contains certain covenants that could limit the Company’s ability to pay dividends.
     At August 26, 2005 there was no balance outstanding, other than obligations relating to five letters of credit issued in the aggregate amount of $2.2 million, under a $40 million revolving credit facility executed November 7, 2003 among Avondale Mills, its subsidiary Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation. The revolving credit facility contains certain covenants that could limit the Company’s ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected consolidated statement of operations data and selected consolidated balance sheet data of the Company for each of the five fiscal years in the period ended August 26, 2005. Such data were derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

	Fiscal Year
	2001	2002	2003	2004	2005
	(In millions, except per share data and ratios)
Statement of Operations Data:
Net sales	$772.8	$659.7	$590.9	$564.8	$569.2
Gross profit	60.9	54.0	41.2	16.7	35.1
Restructuring charges, net	—	7.0	2.5	1.7	—
Operating income (loss)	27.9	18.7	12.6	(10.8)	10.8
Interest expense, net	20.4	18.4	19.0	17.8	15.3
Discount and expenses on sale of receivables	4.9	1.1	2.6	2.4	2.3
Loss (gain) on extinguishment of debt	—	—	3.2	(17.0)	(.2)
Other expense (income), net	0.8	(0.5)	(0.1)	(2.9)	(2.3)
Income (loss) before income taxes	1.8	(0.3)	(12.2)	(11.1)	(4.3)
Provision for (benefit of) income taxes	0.5	(0.2)	(4.5)	(4.9)	(1.7)
Net income (loss)	1.3	(0.1)	(7.7)	(6.2)	(2.6)

Per Share Data:
Net income (loss) – basic	$0.10	$(0.01)	$(0.62)	$(0.50)	$(0.21)
Net income (loss) – diluted	0.10	(0.01)	(0.62)	(0.50)	(0.21)
Dividends declared	0.40	0.30	0.40	0.20	—
Weighted average number of shares outstanding – basic	12.5	12.5	12.5	12.4	12.4
Weighted average number of shares outstanding – diluted	12.7	12.5	12.5	12.4	12.4

Balance Sheet Data (at period end):
Total assets	$453.0	$397.4	$359.5	$328.5	$325.9
Long-term debt, including current portion	230.1	170.0	167.8	145.4	140.9
Shareholders’ equity	130.0	130.3	116.0	107.3	104.8

Other Data:
Capital expenditures	$91.1	$13.1	$16.7	$6.3	$9.0
Depreciation and amortization	46.4	45.5	42.2	37.3	33.8
Adjusted EBITDA(1)	75.5	67.9	60.3	37.7	45.3

(1)	EBITDA and Adjusted EBITDA are presented as management believes these measures to be widely accepted indicators of a company’s ability to service its indebtedness and are used by investors and analysts to evaluate companies within the textile and apparel industry. EBITDA is commonly defined as net income (loss) plus (a) interest expense, (b) provision for (benefit of) income taxes and (c) depreciation and amortization. Adjusted EBITDA, as defined by the Company, differs due to the further addition to net income (loss) of (a) discount and expenses on sales of receivables, (b) gain on extinguishment of debt, (c) restructuring noncash charges and (d) adjustment of carrying value of inventories to LIFO basis. Adjusted EBITDA is also presented because it is a defined value used in the calculation of certain financial covenants, including an interest coverage ratio, a fixed charge coverage ratio and minimum Adjusted EBITDA, under the Company’s revolving credit facility, accounts receivable securitization facility, equipment note, senior notes due 2012 and subordinated notes due 2013 (the “Facilities”). The Company presents Adjusted EBITDA to facilitate verification, by its lenders and noteholders, of the Company’s compliance with these financial covenants. If the Company is unable to comply with these financial covenants, incurrence of additional indebtedness may be limited and events of default may be triggered. Under the most restrictive of these financial covenants applicable to fiscal 2005, in the event that combined excess availability under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks, the Company must maintain an interest coverage ratio greater than 2.0, a fixed charge coverage ratio greater than 1.50 and minimum annual Adjusted EBITDA of greater than $45.0 million. As of August 26, 2005, the Company was in compliance with each of these financial covenants. Failure to comply with one or more of these covenants could have a material adverse effect on the Company’s financial condition.
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

The following table reconciles Adjusted EBITDA on a consolidated basis to the line on the Company’s consolidated statement of operations entitled net income (loss) for the periods presented in the table above:

	Fiscal Year
	2001	2002	2003	2004	2005
Net income (loss)	$1.3	$(0.1)	$(7.7)	$(6.2)	$(2.6)
Interest expense, net	20.4	18.5	19.0	17.8	15.3
Provision for (benefit of) income taxes	0.5	(0.2)	(4.5)	(4.9)	(1.7)
Depreciation and amortization	46.4	45.5	42.2	37.3	33.8

EBITDA	68.6	63.7	49.0	44.0	44.8
Discount and expenses on sales of receivables	4.9	1.1	2.6	2.4	2.3
Loss (gain) on extinguishment of debt	—	—	3.2	(17.0)	(.2)
Restructuring charges , net and other equipment disposals (non-cash portion).	—	5.3	4.2	3.1	—
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	2.0	(2.2)	1.3	5.2	(1.6)

Adjusted EBITDA	$75.5	$67.9	$60.3	$37.7	$45.3

Net cash provided by (used in) operating activities	$48.1	$71.7	$35.3	$(2.0)	$10.0

Net cash provided by (used in) investing activities	$(90.3)	$(12.3)	$(12.8)	$1.0	$(6.3)

Net cash provided by (used in) financing activities	$37.3	$(59.4)	$(11.6)	$(6.9)	$(4.3)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.
Overview
     The Company is a leading domestic manufacturer and marketer of cotton and cotton-blend fabrics and yarns used in the production of casual apparel and, to a lesser extent, home furnishings and industrial products. The Company designs, manufactures and markets a broad line of indigo-dyed denim for both branded and private label apparel producers of denim jeans, slacks, shorts, skirts and jackets as well as non-apparel producers of denim luggage, bags and other products. The Company also designs and manufactures an extensive line of piece-dyed sportswear and workwear fabrics. The Company’s sportswear fabrics are marketed to both branded and private label producers of casual, or khaki, slacks, shorts and skirts. The Company’s workwear fabrics are marketed to producers of uniforms, career apparel and other workwear (shirts, slacks and jackets) that are distributed through either the rental or retail channels. The Company manufactures cotton and cotton-blend yarns, which are sold to knitters and weavers of apparel fabrics. The Company also manufactures greige and specialty fabrics, which are sold to the apparel, home furnishings and industrial markets. In fiscal 2005, the Company sold fabrics and yarns to approximately 700 customers, including many of the world’s leading apparel companies.
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
     In fiscal 2005, the Company had net sales and a net loss of $569.2 million and ($2.6) million, respectively, reflecting much lower operating results than the Company anticipated prior to the effects of the January 6, 2005 train derailment. See further discussion under the caption “January 6, 2005 Train Derailment” included under Part II, Item 7 of this Annual Report on Form 10-K.
     The Company believes many of the factors affecting its operating performance during fiscal 2005, including global over-supply of textile and apparel products and the relative strength of the U.S. dollar compared to the Chinese yuan and currencies of other Asian countries, will continue into fiscal 2006. In addition, see discussion of damage to manufacturing facilities, resulting rationalization of productive capacity and expected reduction in annual net sales under the captions “January 6, 2005 Train Derailment” and “Subsequent Events” included under Part II, Item 7 of this Annual Report on Form 10-K. The Company remains focused on cost reduction initiatives, new product development and working capital management.

Results of Operations
     The Company operates principally in three segments: apparel fabrics, yarns and other sales.
     The table below sets forth for the periods indicated statement of operations data expressed as a percentage of net sales:

	Fiscal Year
	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Apparel fabric sales	79.6	74.4	74.0
Yarn sales	28.4	31.6	31.5
Other sales	11.2	10.6	5.8
Intersegment sales	(19.2)	(16.6)	(11.3)
Cost of goods sold:
Raw materials	30.7	40.4	37.1
Conversion costs	55.3	50.1	56.3
Total	86.0	90.5	88.0
Depreciation	7.1	6.5	5.8
Selling and administrative expenses	4.4	4.6	4.3
Restructuring charges, net	0.4	0.3	—
Operating income	2.1	(1.9)	1.9
Interest expense, net	3.2	3.2	2.7
Discount and expenses on sales of receivables	0.4	0.4	0.4
Loss (gain) on extinguishment of debt	0.6	(3.0)	—
Provision for income taxes	(0.8)	(0.9)	(0.3)
Net income	(1.3)	(1.1)	(0.5)
Fiscal 2005 Compared to Fiscal 2004
     Net Sales. Net sales increased 0.8% to $569.2 million for fiscal 2005 from $564.8 million for fiscal 2004, reflecting a 1.4% increase in unit volume and a 0.6% decline in average selling prices. The Company anticipated a larger improvement in sales prior to the January 6, 2005 train derailment, the initial impact of which effectively shut down productive capacity representing more than 50% of the Company’s sales. Sales and production volumes were dramatically reduced in January and February 2005 during initial recovery efforts, and continue to be impacted as plant operations are periodically interrupted by clean up projects. See further discussion under the captions “January 6, 2005 Train Derailment” and “Subsequent Events” included under Part II, Item 7 of this Annual Report on Form 10-K.
     Operating Income. Company operations produced an operating income of $10.8 million for fiscal 2005 compared to an operating loss of ($10.8) million for fiscal 2004. The improvement in operating income primarily resulted from lower raw material costs, partially offset by higher conversion costs. Raw material costs per unit decreased significantly, reflecting a decline in the market price of cotton, partially offset by higher market prices for synthetic fibers and increased purchases of yarns and greige fabrics following the May 2004 closure of a yarn manufacturing facility in North Carolina and weaving operation in Georgia. The increase in conversion costs reflects higher energy costs, and unfavorable unit cost absorptions primarily resulting from the reduced volumes and operating inefficiencies caused by the January 6, 2005 train derailment. Additionally, the Company recorded a noncash benefit of $1.6 million to adjust the carrying value of inventories to LIFO basis for fiscal 2005 compared to a noncash charge of $5.2 million for fiscal 2004.

Results of Operations (continued)
     Cost of goods sold, which includes all direct manufacturing costs, inbound freight charges, inspection and warehousing costs and internal transfer costs, decreased 2.0% to $501.0 million for fiscal 2005 from $511.3 million for fiscal 2004. The decline in cost of goods sold reflected the significant decrease in raw material costs, largely offset by the unfavorable increase in conversion costs primarily resulting from the January 6, 2005 train derailment. Cost of goods sold as a percentage of net sales decreased to 88.0% for fiscal 2005 from 90.5% for fiscal 2004.
     Selling and administrative expenses, which include compensation and benefits, office expenses, travel and entertainment expenses and computer expenses of all administration and support functions not directly related to the production of product, decreased 5.8% to $24.4 million for fiscal 2005 from $25.9 million for fiscal 2004. Selling and administrative expenses decreased to 4.3% of net sales for fiscal 2005 from 4.6% for fiscal 2004, primarily due to lower post retirement benefit expenses resulting from certain benefit plan amendments.
     Segment Performance. Apparel fabric sales increased 0.2% to $421.1 million for fiscal 2005 from $420.3 million for fiscal 2004. The slight increase in sales reflected a 2.4% decrease in yards sold as demand for bottom-weight fabrics weakened, while average selling price improved approximately 2.7% due to the development and sale of new and enhanced products. Operating income for apparel fabrics increased 4.2% to $4.8 million for fiscal 2005 from $4.7 million for fiscal 2004, primarily due to lower raw material costs partially offset by production disruptions and higher costs resulting from the January 6, 2005 train derailment. Apparel fabric sales will be reduced in future periods by the capacity rationalization and corresponding reduction in net sales resulting from the January 6, 2005 train derailment and chlorine spill.
     Yarn sales, including intra-company sales to the apparel fabric operation, increased 0.3% to $179.1 million for fiscal 2005 from $178.6 million for fiscal 2004. Total pounds invoiced increased 6.8%. The decrease in yarn requirements and associated internal transfers of yarns to the Company’s apparel fabrics operation following the January 6, 2005 train derailment was largely mitigated by a redirection of this production to outside yarn sales. Average invoice price decreased 6.1% as lower raw material costs affected both outside invoice prices and intra-company transfer prices. Yarn operating income was $15.1 million for fiscal 2005 compared to an operating income of $1.1 million for fiscal 2004, as lower raw material costs offset the decrease in average invoice price.
     Other sales, which include sales of greige and specialty fabrics, initial sales of an apparel sourcing operation and revenues from the Company’s trucking operation, decreased 44.5% to $33.2 million for fiscal 2005 from $59.8 million for fiscal 2004. The decrease in other sales was primarily attributable to the May 2004 shutdown of the greige weaving operation in Georgia and lower unit volume resulting from the January 6, 2005 train derailment. Operating income for other sales decreased 6.9% to $4.6 million for fiscal 2005 from $4.9 million for fiscal 2004, largely reflecting the lower unit volume resulting from the January 6, 2005 train derailment.
     Intersegment sales decreased 31.6% percent to $64.2 million for fiscal 2005 from $93.9 million for fiscal 2004, reflecting the previous capacity rationalization actions and corresponding reduction in transfers of internally produced yarns and greige fabrics as well as the redirection of certain yarn production to outside sales following the January 6, 2005 train derailment and chlorine spill.
     Unallocated amounts included in operating income reflect general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.

Results of Operations (continued)
     Interest Expense, Net. Interest expense, net decreased 14.0% to $15.3 million for fiscal 2005 from $17.8 million for fiscal 2004. Net interest expense for fiscal 2004 included the write-off of approximately $400,000 of unamortized debt issue costs following execution of a new senior secured revolving credit facility with GECC in November 2003. In addition, net interest expense for fiscal 2005 reflected lower average borrowings outstanding following the Company’s exchange of approximately $60 million of its 2013 Notes for approximately $42 million of its Floating Rate Notes due 2012 during fiscal 2004.
     Discount and Expenses on Sale of Receivables. Discount and expenses on sale of receivables decreased 4.2% to $2.3 million for fiscal 2005 compared to $2.4 million for fiscal 2004, primarily reflecting a net decrease in accounts receivable sold under the securitization facility.
     Gain on extinguishment of debt. Gain on extinguishment of debt was $0.2 million for fiscal 2005 compared to $17.0 million for fiscal 2004, reflecting the reduced level of debt exchanged.
     Provision for Income Taxes. An income tax benefit of ($1.7) million was recorded for fiscal 2005 compared to an income tax benefit of ($4.9) million for fiscal 2004. The Company’s effective tax rate for fiscal 2005 was 40.2% of the pre-tax loss, compared to 44.1% of the pre-tax loss for fiscal 2004, which reflected permanent differences generated from charitable contribution deductions of the appreciated value of certain donated property.
Fiscal 2004 Compared to Fiscal 2003
     Net Sales. Net sales decreased 4.4% to $564.8 million for fiscal 2004 from $590.9 million for fiscal 2003, as the Company experienced intensely competitive conditions in its markets. The decline in net sales in fiscal 2004 primarily reflected lower unit volume for all segments, as imported apparel continued to capture market share of domestic retail sales and weak employment and economic conditions within the United States impacted consumer demand. Selling prices remained very competitive reflecting the significant uncertainties presented by the economic and political environment, the imbalance of global supply and demand for textile and apparel products and the financial distress experienced by many of the Company’s domestic competitors. In addition, the manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions
     Operating Income. Company operations produced an operating loss of ($10.8) million for fiscal 2004 compared to an operating income of $12.6 million for fiscal 2003. The operating loss reflected a significant increase in raw material costs, partially offset by improved unit cost absorption generated through the Company’s capacity rationalization programs. In addition, largely due to the increase in raw material costs, the Company incurred a non-cash charge of $5.2 million to adjust the carrying value of inventories to LIFO basis, net of market adjustment, for fiscal 2004 compared to a charge of $1.3 million for fiscal 2003. Consumption of internally produced yarns and greige fabrics in the production of finished apparel fabrics in lieu of outside purchases continued to provide higher overall capacity utilization. Cost of goods sold increased 0.7% to $511.3 million for fiscal 2004 from $507.8 million for fiscal 2003. Cost of goods sold as a percentage of net sales increased to 90.5% for fiscal 2004 from 86.0% for fiscal 2003.
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

Results of Operations (continued)
Operating income for apparel fabrics decreased 83.5% to $4.7 million for fiscal 2004 from $28.5 million for fiscal 2003, primarily due to higher raw material costs and the reduced unit volume.
     Yarn sales, including intra-company sales to the apparel fabric operation, increased 6.6% to $178.6 million for fiscal 2004 from $167.5 million for fiscal 2003. Pounds invoiced declined 12.6%, primarily reflecting the closure of a yarn manufacturing facility in North Carolina and reduced yarn requirements of the apparel fabrics operation. Average invoice price increased 22.0% as improved market demand for certain yarn products and higher raw material costs helped increase both outside invoice prices and intra-company transfer prices. Yarn operating income was $1.1 million for fiscal 2004 compared to an operating income of $46,000 for fiscal 2003, as the increase in average invoice price offset the higher raw material costs.
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

Results of Operations (continued)
     Restructuring Charges, net. In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, have improved capacity utilization of the Company’s remaining facilities and lowered costs per unit produced. No reduction in net sales resulted from this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand have been maintained. Certain equipment has been relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities. Other excess equipment was sold, generating a gain of approximately $1.8 million in fiscal 2004. In connection with these actions, the Company recorded equipment write down and disposal costs of approximately $1.4 million, net of the gain on equipment sold, and employee separation costs of approximately $0.3 million during fiscal 2004. At the close of fiscal 2004, approximately $80,000 of minor property disposal costs remained unpaid and was included in other accrued expenses in the Company’s consolidated financial statements.
     In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabrics operation was shifted to another manufacturing facility within the Company. In connection with this action, the Company recorded equipment write down and disposal costs of approximately $2.4 million and employee separation costs of approximately $0.1 million during fiscal 2003. At the close of fiscal 2003, approximately $80,000 of minor property disposal costs remained unpaid and was included in other accrued expenses in the Company’s consolidated financial statements.
     At August 26, 2005, a North Carolina yarn plant closed in January 2002, an Alabama yarn plant closed in May 2003 and the North Carolina yarn plant closed in May 2004 remained unsold and are included at estimated net realizable values in assets held for sale in the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K.
     See discussion of damage to manufacturing facilities, resulting rationalization of productive capacity and expected reduction in annual net sales under the captions “January 6, 2005 Train Derailment” and “Subsequent Events” included under Part II, Item 7 of this Annual Report on Form 10-K.

Liquidity and Capital Resources
General
     The Company has funded its working capital requirements and capital expenditures with cash generated from operations, borrowings under its revolving credit facility and equipment note, and proceeds received in connection with sales of trade receivables and issuance of equity and debt securities. At August 26, 2005, the Company had no borrowings outstanding under the revolving credit facility and $27.8 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit and required minimum availability. In addition, at August 26, 2005, $9.2 million of the equipment note, $41.7 million aggregate principal amount of the 2012 Notes and $90.0 million aggregate principal amount of the 2013 Notes (the 2012 Notes and 2013 Notes are fully and unconditionally guaranteed by the Company) were outstanding.
Revolving Credit Facility
     The Company maintains a senior secured revolving credit facility, which was executed with General Electric Capital Corporation (“GECC”) on November 7, 2003. The revolving credit facility provides aggregate borrowing availability up to $40 million, including letter of credit availability up to $10 million, based on levels of qualified inventory collateral and certain required minimum availability.
     The term of the revolving credit facility extends through the earlier of August 29, 2007, or the date at which the Receivables Securitization Facility terminates, unless replaced by another securitization facility with GECC or an affiliate of GECC. Borrowing availability under the revolving credit facility is based on specified percentages of Avondale Mills’ raw material, work in process, greige fabric and finished good inventories, less applicable reserves. The revolving credit facility is secured by the Company’s inventories, equipment (other than that securing the equipment note), accounts receivable (not sold under the Receivables Securitization Facility), certain of the Company’s deposit and investment accounts, and the capital stock and limited liability company interests of all subsidiaries of the Company. The Company and Avondale Mills Graniteville Fabrics, Inc. have guaranteed the obligations of Avondale Mills under the revolving credit facility.
     With respect to advances drawn under the revolving credit facility, the Company can designate interest rates equal to the Eurodollar rate (adjusted for reserves) plus a specified number of basis points or the reported prime rate plus a specified number of basis points. A commitment fee is payable monthly on the average unused portion of the revolving credit facility. The Company is required to pay certain audit and administrative fees relating to the revolving credit facility,.
     Covenants of the revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that combined excess availability as defined under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks. At August 26, 2005, combined excess availability under these two facilities was approximately $67 million, well in excess of the $20 million requirement. Should these covenants apply, they could limit the Company’s ability to pay dividends.

Liquidity and Capital Resources (continued)
Equipment Note
     The equipment note, a secured five-year installment loan, was executed with The CIT Group/Equipment Financing, Inc. (“CIT”) on July 30, 2002 in the amount of $20.0 million. The equipment note is to be repaid in 53 monthly payments of approximately $360,000 commencing March 1, 2003 and a final payment of approximately $896,000 on August 1, 2007. Interest accrues on the unpaid principal balance of the equipment note at a rate established annually on August 1 at LIBOR plus a specified number of basis points, and is paid monthly commencing September 1, 2002 through the final payment date. The Company may, at its one time option, elect a fixed interest rate for the remaining term of the equipment note based on the Federal Reserve “Interest Rate Swap” rate of interest, as quoted for the term closest to the remaining term of the equipment note, plus a specified number of basis points. The equipment note is secured by a senior lien on substantially all of the equipment of two plant locations, which had a carrying value of approximately $25.5 million at August 26, 2005. The equipment note contains customary covenants, including requirements to maintain certain financial covenants, and includes provisions relating to cross acceleration to other debt obligations of the Company.
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
     Pursuant to the Receivables Securitization Facility, the Company sells, or transfers as a contribution of capital, the Receivables, at a discount and without recourse, to Funding, whose sole business is the acquisition and financing of the Receivables. Funding sells an undivided interest in a specified portion of the Receivables to GECC to provide the funds required by Funding to purchase the Receivables from the Company. Proceeds from the collection of the Receivables are used by Funding to purchase additional Receivables from the Company, repay GECC in the event that sufficient additional Receivables are not available to maintain GECC’s investment, or pay fees and expenses. At August 26, 2005, the outstanding amount of GECC’s investment in the Receivables was $17.0 million.
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

Liquidity and Capital Resources (continued)
Senior Notes
     In the third and fourth quarters of fiscal 2004 and the first quarter of fiscal 2005, Avondale Incorporated and its wholly-owned subsidiary, Avondale Mills, Inc., executed a series of privately negotiated transactions, exchanging $60.0 million of the 2013 Notes for $41.7 million of the 2012 Notes. The 2012 Notes are unsecured, but are ranked pari pasu in right of payment with other senior indebtedness of the Company. Interest on the 2012 Notes is due quarterly in arrears commencing October 1, 2004, and is calculated based on the applicable three month LIBOR rate (subject to a minimum of 1.75% and a maximum of 4.5%) plus 7.0%. From time to time, the Company may enter into additional exchange offers and/or purchase its 2013 Notes in privately negotiated or open market transactions or by tender offer.
     After July 1, 2005, the 2012 Notes became redeemable at the Company’s option, in whole or in part, at a redemption price of 104.0%, which declines in intervals to 100.0% in 2009 and thereafter. The 2012 Notes contain certain provisions substantially identical to the 2013 Notes, including, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of adjusted net income, or less 100% of adjusted net loss, all calculated on an accumulative basis subsequent to June 30, 2003. Due to the accumulative losses reported by the Company, these covenants prohibit further payment of dividends and purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.
     In connection with the exchanges, the Company received waivers of certain restrictions provided under its revolving credit facility with GECC and amended certain covenants provided under its equipment loan with CIT. The Company also entered into a trustee agreement with Wachovia Bank, N.A. (“Wachovia”) whereby Wachovia agreed to act as trustee for the 2012 Notes.
     The 2012 Notes offered in the exchanges have not been registered under the Securities Act of 1933 (the “Securities Act”) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Senior Subordinated Notes
     The Company has $90.0 million of the 2013 Notes outstanding, after the partial exchange of notes during fiscal 2004 and fiscal 2005 discussed above under “Senior Notes”. The Company originally issued $150.0 million of the 2013 Notes at par in a private placement to qualified institutional buyers on June 30, 2003. On October 21, 2003, the Company completed an offer to exchange the unregistered notes for new notes with substantially identical terms that are registered under the Securities Act. The 2013 Notes, which mature on July 1, 2013, are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the 2013 Notes is due semiannually, on January 1 and July 1, commencing January 1, 2004. Proceeds from the sale of the 2013 Notes were used to redeem the 2006 Notes, to repay indebtedness outstanding under the revolving credit facility and for general corporate purposes.
     On or after July 1, 2008, the 2013 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 105.125%, which declines in intervals to 100% in 2011 and thereafter.

Liquidity and Capital Resources (continued)
     The indenture under which the 2013 Notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of net income, or less 100% of all net losses, all calculated on an accumulative basis subsequent to the date of the indenture. Due to losses reported by the Company, the covenants of the indenture prohibit further payment of dividends or purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.
Covenant Compliance
     At August 26, 2005, the Company was in compliance with the covenants of the revolving credit facility, equipment note, 2012 Notes, indenture of the 2013 Notes and the Receivables Securitization Facility.
Capital Expenditures and Cash Flows Analysis
     The Company’s capital expenditures, aggregating $9.0 million for fiscal 2005, included purchases of approximately $2.9 million to replace equipment damaged as a result of the January 6, 2005 train derailment, with the balanced used primarily to complete routine maintenance projects. Management estimates that capital expenditures for fiscal 2006 will be approximately $10.0 million, and that such amounts will be used primarily for general maintenance of facilities and equipment. The Company is unable to estimate at this time the amount of damaged equipment that will require replacement but expects such expenditures to be funded by insurance and third party claims.
     Net cash provided by operating activities was $10.0 million in fiscal 2005. Principal changes in operating assets and liabilities included an $11.0 million decrease in accounts receivable, a $25.2 million decrease in accounts receivable sold under the securitization facilities, a $4.9 million increase in inventories, a $5.3 million increase in insurance claims receivable and an $8.2 million increase in accounts payable and accrued expenses. The decrease in accounts receivable primarily reflected lower sales during the fourth quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004. The reduction in accounts receivable sold reflected normal fluctuations in day-to-day cash management needs. The increase in inventories reflected slower shipment instructions from apparel fabric customers compared to projected delivery schedules near the end of the fourth quarter of fiscal 2005. The increase in insurance claims receivable reflected the incurrence of approximately $55.3 million of clean up and restoration expenditures related to the January 6, 2005 train derailment and chlorine spill, net of $50.0 million in claims advances received from the Company’s insurance provider. The increase in accounts payable and accrued expenses was the result of normal fluctuations in the timing of invoice due dates in relation to the end of the respective reporting period, including payments due for clean up expenditures related to the January 6, 2005 train derailment and chlorine spill. The Company’s investing activities were primarily the capital improvements described above and approximately $2.7 million in proceeds from the disposal of certain real estate and equipment. Net cash used by financing activities was $4.3 million, which reflected the repayment of long term debt of $4.3 million.

Liquidity and Capital Resources (continued)
     Net cash used by operating activities was $2.0 million in fiscal 2004. Principal changes in operating assets and liabilities included a $10.9 million increase in accounts receivable, an $11.0 million decrease in accounts receivable sold under the securitization facilities, a $4.6 million reduction in inventories, and a $5.8 million increase in accounts payable and accrued expenses. The increase in accounts receivable primarily reflected increased sales during the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003. The reduction in accounts receivable sold reflected normal fluctuations in day-to-day cash management needs. The decrease in inventories primarily reflected an adjustment to the LIFO carrying value of inventories. The increase in accounts payable and accrued expenses was the result of normal fluctuations in the timing of invoice due dates in relation to the end of the respective reporting period. The Company’s investing activities were primarily capital improvements of $6.3 million and proceeds from the disposal of manufacturing equipment of approximately $6.9 million. Net cash used by financing activities aggregated $6.9 million, including a net decrease in long term debt of $4.3 million and payment of $2.5 million in dividends on outstanding common stock.
     Net cash provided by operating activities was $35.3 million in fiscal 2003. Principal changes in operating assets and liabilities included a $35.4 million decrease in accounts receivable, a $21.3 million decrease in accounts receivable sold under the securitization facilities, a $4.1 million reduction in inventories, and a $15.2 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable primarily reflected the decreased sales during the fourth quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002. The reduction in accounts receivable sold reflected normal fluctuations in day-to-day cash management needs. The decrease in inventories reflected quantity adjustments to support the reduced level of sales. The decrease in accounts payable and accrued expenses was the result of normal fluctuations in the timing of invoice due dates in relation to the end of the respective reporting period. The Company’s investing activities were primarily the capital improvements of $16.7 million and proceeds from the disposal of manufacturing equipment of approximately $3.9 million. Net cash used by financing activities aggregated $11.6 million, including the issuance of senior subordinated notes due 2013 of $150.0 million, redemption of senior subordinated notes due 2006 of $127.1 million, including prepayment premium, a net decrease in the revolving credit facility and other long term debt of $27.2 million, payment of $5.0 million in dividends on outstanding common stock and the purchase and retirement of treasury stock of $2.3 million.
     The table below summarizes the Company’s outstanding contractual obligations as of August 26, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands).

	Payments Due by Period
		Less than 1	1 - 3	3 - 5	After
Contractual Obligations	Total	year	years	years	5 years
Long-term debt	$140,864	$4,325	$4,862	$—	$131,677
Interest on Long-term debt	102,166	14,486	28,154	27,972	31,554
Operating leases	5,875	2,216	2,929	730	—
Purchase orders issued:
Machinery and equipment	1,502	1,502	—	—	—
Train derailment remediation	6,097	6,097	—	—	—
Raw materials	26,195	26,195	—	—	—

Total	$282,699	$54,821	$35,945	$28,702	$163,231

Liquidity and Capital Resources (continued)
     For discussion related to contractual obligations, see “Note 2 January 6, 2005 Train Derailment”, “Note 11 Long-Term Debt” and “Note 14 Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statement and Supplemental Data of this Annual Report on Form 10-K. The Company expects that expenditures related to the train derailment remediation will be recovered through insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and expenditures incurred by the Company may negatively impact future cash flows. Projected interest on long term debt was calculated based on the remaining contractual life of debt instruments outstanding, and at rates in effect, as of August 26, 2005.
     Management believes that cash generated from operations, anticipated insurance and third party claims relating to the January 6, 2005 train derailment and chlorine spill, borrowings available under the senior secured revolving credit facility, and proceeds received in connection with sales of trade receivables will be sufficient to meet the Company’s working capital and capital expenditure needs for the next twelve months. The Company will also consider other options available to it in connection with future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.
Off-Balance Sheet Financing Arrangements
     The receivables securitization facility is the Company’s only off-balance sheet financing arrangement. The Company generates funds through the sale of trade receivables to Funding, whose sole business purpose is the ongoing acquisition and resale of specified trade receivables generated by the Company. Funding retains no interest in the investment in receivables sold to GECC, and has not experienced any gains or losses on the sale of the investment in Receivables. The Company believes minimal counter party risk exists due to the financial strength of GECC.

January 6, 2005 Train Derailment
     On January 6, 2005, a Norfolk Southern freight train collided with a stationary Norfolk Southern train parked on a railroad spur near the Company’s manufacturing and administrative facilities in Graniteville, South Carolina. In the ensuing derailment, rail cars ended up on the Company’s property and a tanker car was breached, releasing toxic and corrosive chlorine gas. Nine individuals, six of whom were Company associates, were killed by chlorine gas inhalation and many others were hospitalized as a result of their injuries. In addition, Company facilities suffered substantial damage from the highly corrosive properties of the chlorine gas.
     Local, state and federal authorities restricted access to the Company’s facilities near the collision site for a period of approximately eight days. Due to the Company’s product flow and interdependence of the Company’s manufacturing facilities within and outside the evacuation zone, productive capacity representing more than 50% of the Company’s sales was effectively shutdown as a result of these events. As the chlorine gas dissipated and removal of the wrecked rail cars began, the Company was allowed to access portions of the affected facilities.
     Initial efforts focused on restarting equipment and production of goods for customers. These early efforts included installation of temporary boilers, replacement of electrical distribution, compressors and computers and repairs to textiles processing facilities and machinery. As a result, operations in all facilities and shipments of finished goods from all of the Company’s distribution centers were resumed in an orderly manner, taking place in stages during January and February. However, the early efforts to halt the corrosive effects of the chlorine exposure were not successful and equipment failures continue to be experienced.
     Current recovery efforts, using protocols developed during the past several months in concert with the Company’s insurance company, are focused first on the cleaning and restoration of affected buildings, and secondly on the cleaning and restoration of affected equipment within those buildings. To the extent that the protocols prove unable to adequately restore the equipment to pre-loss condition, the equipment will be replaced. These actions cannot be completed without the systematic, temporary shut down of the affected equipment. The Company intends to schedule the restoration and replacement process to minimize the amount of equipment offline at any given time. However, full remediation to pre-loss condition will result in continued, significant disruption of the Company’s business operations and in reduction of the Company’s productive capacities and efficiencies.
     The Company continues to assess the extent of losses due to the train derailment but at this time is unable to estimate the full amount of loss. The significant disruption to the Company’s business caused by these failures and the ongoing recovery efforts have adversely impacted the Company’s operating results for fiscal 2005. The Company will continue to suffer losses caused by this incident in future periods.
     The Company maintains property damage and business interruption insurance to provide reimbursement of losses stemming from an incident of this nature and expects that all losses incurred will be recovered through insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may have a material adverse effect on the Company’s financial condition and future results of operations.
     In connection with the incident, the Company incurred labor continuation costs of approximately $2.8 million and various clean up and repair costs of approximately $52.5 million during fiscal 2005. The Company received advances totaling $50.0 million during fiscal 2005 from the Company’s property damage insurance provider. The Company has recorded a $5.3 million insurance claims receivable for the net balance of expenses incurred in excess of advances as of August 26, 2005. The Company expects to request additional advances as the recovery progresses and additional costs are incurred. The Company has not recognized gains relating to recovery of lost profits, involuntary conversions of assets or other such recoveries for fiscal 2005, as such amounts are contingent upon final settlement with respective insurers and third parties.
     See discussion concerning a related lawsuit filed against Norfolk Southern under Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K. Also, see further discussion of damage to manufacturing facilities, resulting rationalization of productive capacity and expected reduction in annual net sales under the caption “Subsequent Events” included under Part II, Item 7 of this Annual Report on Form 10-K.
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
     Significant estimates: The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those affecting inventories, allowances for doubtful accounts, assets held for sale, long-lived assets, income taxes payable and deferred income taxes, deferred compensation, associate and post retirement benefits, and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates and assumptions may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from these estimates and assumptions.
     The Company believes the following accounting policies are critical to the presentation and understanding of its financial condition and the results of its operations and involve the more significant judgments and estimates utilized in the preparation of its consolidated financial statements:
     Accounts Receivable and Credit Risks: The Company extends credit lines to its customers in the normal course of business and performs ongoing evaluations of the financial condition of its customers. In general, collateral is not required to support such credit lines and the related receivables. The Company establishes allowances for doubtful accounts based on customer credit evaluations, which include the customer’s financial position, past payment history, cash flows, management capability and other factors, as well as broader trends affecting the textile, apparel and retail industries, which may include historical loss experience and other economic or trade related conditions impacting, or projected to impact, the industry. The Company evaluates delinquent balances of accounts receivable based on the contractual terms of each sale. Accounts receivable are written off when determined to be uncollectible based on a careful review of each delinquent account on a customer specific basis.
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
     Derailment related expenditures and insurance claims receivable: The Company recognizes a liability for costs related to the clean up and restoration of facilities and equipment damaged by the January 6, 2005 train derailment and chlorine spill, generally at the time materials are received or services are rendered. While the Company anticipates that significant costs associated with the restoration efforts will continue for the foreseeable future, the amount and timing of such costs cannot be predicted, since continued expenditures are dependent upon the corrosive nature of the chlorine spilled and the success of specific restoration efforts. The Company establishes a receivable for those costs incurred which are recoverable from its insurance provider. The Company has received significant advances from its insurance provider, and expects to request additional advances as the recovery progresses and additional costs are incurred. Costs which are not recoverable from insurance providers, including policy deductibles, are expensed in the period incurred. Claims for business interruption losses, involuntary conversion of assets and other items are recognized upon settlement of claims with insurance providers or third parties. For related discussion, see the caption “January 6, 2005 Train Derailment” included under Part II, Item 7 of this Annual Report on Form 10-K.

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
     Government Cotton Support Programs: The Company receives payments from the U.S. Department of Agriculture to reimburse the difference between domestic and world prices of cotton. These payments are calculated weekly based on published price differences and pounds of qualifying cotton consumed. Accordingly, the Company treats the weekly reimbursements as a price adjustment of the cost of cotton consumed. The cash price paid for cotton, inbound freight costs and these price adjustments are used in the determination of raw material cost and are recorded within the caption “Cost of Goods Sold” with other manufacturing costs. The Company’s disclosures of changes in the market price of cotton include the impact of these adjustments.
     The Company participates in the U.S. Department of Agriculture program under the terms of an agreement executed between the Company and the U.S. Department of Agriculture. The U.S. Department of Agriculture conducts regular audits to determine the Company’s compliance with the terms of this agreement. Each week, the actual reimbursement value is calculated under the terms of the agreement and a claim is submitted with the U.S. Department of Agriculture. Cash receipts normally are received approximately four weeks following the date of each week’s claim for reimbursement. Based on the contractual agreement supporting the program, the fixed value of each week’s claim and the Company’s successful audit experience, the claims are accrued and the corresponding reduction in cotton costs are recorded within each accounting period.
     Long-Lived Assets: : The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and assets held for sale. The associated depreciation and amortization periods are reviewed on an annual basis. Estimated recoverability of long lived assets is based on the anticipated undiscounted and discounted cash flows from operations, as appropriate, or in the case of assets held for sale, the lower of historical carrying cost or estimated net realizable value. Goodwill is not amortized, but is tested for impairment on an annual basis, or as significant events or changes in conditions affecting its value occur. Management believes that long-lived assets included in the accompanying balance sheets are appropriately valued.
     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Generally, risks of ownership pass to customers when goods are shipped, or in circumstances where risk of ownership passes upon delivery, all such shipments are made under fixed price and delivery terms. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the fiscal year on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory that is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company. All international sales are denominated in U. S. dollars. All amounts billed to customers for shipping and handling are included in net sales in accordance with Emerging Issues Task Force Statement No. 00-10.
     Contingencies: The Company is involved in certain environmental matters and claims. The Company has identified those environmental matters where it is probable that expenditures will be required, including a pond with certain contamination and land previously used as a landfill, both acquired in a 1996 transaction, and various other minor environmental matters that are expected to be resolved by much smaller expenditures. Based on discussions with outside consultants and regulatory authorities, the Company believes that the costs to provide full remediation of these items will be between $1.5 million and $2.5 million. Accordingly, the Company has established a reserve of $2.1 million to cover the costs to investigate, monitor and remediate these environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.
     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” of this Annual Report on Form 10-K for the fiscal year ended August 26, 2005. The Company is not currently a party to litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s financial condition or results of operations.

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
     In May 2005, the Financial Accounting Standards Board issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. This statement applies to the accounting and reporting of all voluntary accounting principle changes, and requires such changes be retrospectively applied to financial statements from previous periods unless such application is impracticable, as defined. This statement also addresses the reporting of a correction of an error by restating previously issued financial statements. Under the statement, changes in depreciation, amortization, or depletion for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. Statement No. 154 carries forward many provisions of Opinion 20 and Statement No. 3 without change, including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of this statement, but does not believe the adoption of Statement No. 154 will have a material impact on the Company’s consolidated financial statements.

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

Other Data
     EBITDA and Adjusted EBITDA are presented as management believes these measures to be widely accepted indicators of a company’s ability to service its indebtedness and are used by investors and analysts to evaluate companies within the textile and apparel industry. EBITDA is commonly defined as net income (loss) plus (a) interest expense, (b) provision for (benefit of) income taxes and (c) depreciation and amortization. Adjusted EBITDA, as defined by the Company, differs due to the further addition to net income (loss) of (a) discount and expenses on sales of receivables, (b) gain on extinguishment of debt, (c) restructuring noncash charges and (d) adjustment of carrying value of inventories to LIFO basis. Adjusted EBITDA is also presented because it is a defined value used in the calculation of certain financial covenants, including an interest coverage ratio, a fixed charge coverage ratio and minimum Adjusted EBITDA, under the Company’s revolving credit facility, accounts receivable securitization facility, equipment note, senior notes due 2012 and subordinated notes due 2013 (the “Facilities”). The Company presents Adjusted EBITDA to facilitate verification, by its lenders and noteholders, of the Company’s compliance with these financial covenants. If the Company is unable to comply with these financial covenants, incurrence of additional indebtedness may be limited and events of default may be triggered. Under the most restrictive of these financial covenants applicable to fiscal 2005, in the event that combined excess availability under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks, the Company must maintain an interest coverage ratio greater than 2.0, a fixed charge coverage ratio greater than 1.50 and minimum annual Adjusted EBITDA of greater than $45.0 million. As of August 26, 2005, the Company was in compliance with each of these financial covenants. Failure to comply with one or more of these covenants could have a material adverse effect on the Company’s financial condition.
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

     The following table reconciles Adjusted EBITDA on a consolidated basis to the line on the Company’s consolidated statement of operations entitled net income (loss), and is calculated by the Company as follows (amounts in thousands):

	Fiscal Year
	2003	2004	2005
Net income (loss)	$(7,738)	$(6,237)	$(2,569)
Interest expense, net	19,034	17,788	15,307
Benefit of income taxes	(4,495)	(4,915)	(1,725)
Depreciation and amortization	42,204	37,268	33,789

EBITDA	49,005	43,904	44,802
Discount and expenses on sale of receivables	2,596	2,419	2,254
Loss (gain) on extinguishment of debt	3,236	(17,000)	(162)
Restructuring charges, net and other equipment disposals (non-cash portion)	4,140	3,140	—
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	1,335	5,210	(1,645)

Adjusted EBITDA	$60,312	$37,673	$45,249

Net cash provided by (used in) operating activities	$35,278	$(1,994)	$10,031

Net cash provided by (used in) investing activities	$(12,765)	$567	$(6,254)

Net cash used in financing activities	$(11,603)	$(6,861)	$(4,325)

Subsequent events
     As described in the caption “January 6, 2005 Train Derailment” included under Part II, Item 7 of this Annual Report on Form 10-K, the January 6, 2005 train derailment and chlorine spill have resulted in significant disruption to the Company’s business operations. The Company has attempted to maintain pre-loss production schedules and output, but the extent and consequences of the damage are too great to continue to do so. To accommodate full remediation of its facilities, the Company has determined that productive capacity must be reduced. Due to product flow and interdependence of the Company’s manufacturing facilities, this reduction will impact operations of several facilities.
     In October 2005 the Company announced that the capacity of a major fabric finishing facility located in Graniteville, South Carolina would be reduced by approximately 50%. Along with this reduction in finishing capacity and corresponding reduction in greige fabric requirements, weaving production of an integrated manufacturing facility located in Graniteville will be consolidated into two other operations located in the area. Furthermore, with the reduction in weaving production, the open-end spinning production of an integrated manufacturing facility located in Graniteville also will be shut down. The Company expects these actions will result in a reduction of approximately 350 jobs.
     The Company continues to assess the impact of these reductions in productive capacity caused by the train derailment and chlorine spill. The Company estimates annual net sales will decline by approximately 15-20%, while cost reduction programs will significantly reduce the impact of these lost sales on net income (loss), EBITDA or Adjusted EBITDA. However, the final impact of these actions may differ from current expectations and may have a material adverse effect on the Company’s financial condition and future results of operations.
     In connection with these reductions in productive capacity, the Company expects to record a charge of approximately $2.7 million during the first quarter of fiscal 2006, for equipment write down and disposal costs, and other non-operating costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company’s variable rate borrowings may affect the Company’s earnings. Assuming the revolving credit facility and 2012 Notes outstanding at August 26, 2005 remain in effect throughout fiscal 2005, a 10% change in the variable component of the effective average interest rate would not have a material effect on the Company’s pretax earnings for fiscal 2006. In addition, a 10% change in interest rates would not have a material effect on the fair value of the Company’s 2012 Notes.
     Increases or decreases in the market price of cotton may affect the valuation of the Company’s inventories and fixed purchase commitments and, accordingly, the Company’s earnings. The potential decline in fair value of these inventories and fixed purchase commitments resulting from a 10% decline in market prices is estimated to be approximately $4.3 to $5.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
AVONDALE INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 29, 2003, August 27, 2004
and August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Avondale Incorporated:
     We have audited the accompanying consolidated balance sheets of Avondale Incorporated and subsidiaries as of August 26, 2005 and August 27, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended August 26, 2005. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avondale Incorporated and subsidiaries as of August 26, 2005 and August 27, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 26, 2005 in conformity with accounting principles generally accepted in the United States of America.
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
DIXON HUGHES PLLC
Atlanta, Georgia
October 11, 2005

AVONDALE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 27,	August 26,
	2004	2005
ASSETS
Current assets
Cash and cash equivalents	$5,481	$4,933
Accounts receivable, less allowance for doubtful accounts of $1,015 in 2004 and $809 in 2005	50,975	65,170
Inventories	78,282	83,194
Prepaid expenses	1,275	535
Insurance claims receivable	—	5,266
Income taxes refundable	506	144

Total current assets	136,519	159,242
Assets held for sale	1,037	700
Property, plant and equipment
Land	6,289	6,262
Buildings	75,771	76,068
Machinery and equipment	465,647	461,931

	547,707	544,261
Less accumulated depreciation	(365,755)	(386,646)

	181,952	157,615
Goodwill	2,951	2,951
Other assets	6,023	5,374

	$328,482	$325,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,167	$31,588
Accrued compensation, benefits and related expenses	10,440	11,825
Accrued interest	2,403	2,322
Other accrued expenses	9,340	8,781
Long-term debt due in one year	4,325	4,325

Total current liabilities	50,675	58,841
Long-term debt	141,039	136,539
Deferred income taxes and other long-term liabilities	29,439	25,742
Commitments and contingencies
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized; issued and outstanding — 11,394 shares in 2004 and 2005	114	114
Class B, $.01 par value; 5,000 shares authorized; issued and outstanding — 979 shares in 2004 and 2005	10	10
Capital in excess of par value	39,170	39,170
Retained earnings	68,035	65,466

Total shareholders’ equity	107,329	104,760

	$328,482	$325,882

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	August 29,	August 27,	August 26,
	2003	2004	2005
Net sales	$590,862	$564,777	$569,207
Operating costs and expenses
Cost of goods sold	507,846	511,305	501,136
Depreciation	41,842	36,732	32,925
Selling and administrative expenses	26,143	25,909	24,356
Restructuring charges, net	2,450	1,680	—

Operating income (loss)	12,581	(10,849)	10,790
Interest expense, net	19,034	17,788	15,307
Discounts and expenses on sales of receivables	2,596	2,419	2,254
Loss (gain) on extinguishment of debt	3,236	(17,000)	(162)
Other income, net	(52)	(2,904)	(2,315)

Loss before income taxes	(12,233)	(11,152)	(4,294)
Benefit of income taxes	(4,495)	(4,915)	(1,725)

Net loss	$(7,738)	$(6,237)	$(2,569)

Per share data
Net loss – basic	$(.62)	$(.50)	$(.21)

Net loss – diluted	$(.62)	$(.50)	$(.21)

Dividends declared	$.40	$.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
	Common Stock		Capital in	Other		Total
	Issued		Excess of	Comprehensive	Retained	Shareholders
	Shares	Amount	Par Value	Loss	Earnings	Equity
Balance at August 30, 2002	12,531	$125	$39,669	$(889)	$91,350	$130,255
Net loss	—	—	—	—	(7,738)	(7,738)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	738	—	738
Cash dividends ($0.40 per share)	—	—	—	—	(4,990)	(4,990)
Purchase and retirement of treasury stock	(150)	(1)	(475)	—	(1,838)	(2,314)

Balance at August 29, 2003	12,381	124	39,194	(151)	76,784	115,951
Net loss	—	—	—	—	(6,237)	(6,237)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	151	—	151
Cash dividends ($0.20 per share)	—	—	—	—	(2,476)	(2,476)
Purchase and retirement of treasury stock	(8)	—	(24)	—	(36)	(60)

Balance at August 27, 2004	12,373	124	39,170	—	68,035	107,329
Net loss	—	—	—	—	(2,569)	(2,569)

Balance at August 26, 2005	12,373	$124	$39,170	$—	$65,466	$104,760

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	August 29,	August 27,	August 26,
	2003	2004	2005
Operating activities
Net loss	$(7,738)	$(6,237)	$(2,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	42,204	37,268	33,789
Benefit of deferred income taxes	(4,913)	(5,036)	(1,429)
Loss (gain) on disposal of equipment and restructuring charges, net	2,175	(2,127)	(1,997)
Loss (gain) on extinguishment of debt	3,236	(17,000)	(162)
Sales of accounts receivable, net	(21,313)	(10,971)	(25,164)
Changes in operating assets and liabilities
Accounts receivable	35,461	(10,847)	10,969
Inventories	4,059	4,605	(4,912)
Insurance claims receivable	—	—	(5,266)
Other assets and liabilities, net	(2,664)	2,516	(1,394)
Accounts payable and accrued expenses	(15,229)	5,835	8,166

Net cash provided by (used in) operating activities	35,278	(1,994)	10,031
Investing activities
Purchase of property, plant and equipment	(16,703)	(6,298)	(8,970)
Proceeds from sale of property, plant and equipment and assets held for sale	3,938	6,865	2,716

Net cash provided by (used in) investing activities	(12,765)	567	(6,254)
Financing activities
Payments on long-term debt	(129,299)	(4,325)	(4,325)
Payments on revolving line of credit, net	(25,000)	—	—
Issuance of long-term debt	150,000	—	—
Purchase and retirement of treasury stock	(2,314)	(60)	—
Dividends paid	(4,990)	(2,476)	—

Net cash used in financing activities	(11,603)	(6,861)	(4,325)

Increase (decrease) in cash and cash equivalents	10,910	(8,288)	(548)
Cash and cash equivalents at beginning of year	2,859	13,769	5,481

Cash and cash equivalents at end of year	$13,769	$5,481	$4,933

The accompanying notes are an integral part of these consolidated financial statements.

AVONDALE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 26, 2005
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
     Significant estimates: The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those affecting inventories, allowances for doubtful accounts, assets held for sale, long-lived assets, income taxes payable and deferred income taxes, deferred compensation, associate and post retirement benefits, and contingencies. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates and assumptions may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from these estimates and assumptions.
     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
     Accounts Receivable and Credit Risks: The Company extends credit lines to its customers in the normal course of business and performs ongoing evaluations of the financial condition of its customers. In general, collateral is not required to support such credit lines and the related receivables. The Company establishes allowances for doubtful accounts based on customer credit evaluations, which include the customer’s financial position, past payment history, cash flows, management capability and other factors, as well as broader trends affecting the textile, apparel and retail industries, which may include historical loss experience and other economic or trade related conditions impacting, or projected to impact, the industry. The Company evaluates delinquent balances of accounts receivable based on the contractual terms of each sale. Accounts receivable are written off when determined to be uncollectible based on a careful review of each delinquent account on a customer specific basis.
     Derailment related expenditures and insurance claims receivable: The Company recognizes a liability for costs related to the clean up and restoration of facilities and equipment damaged by the January 6, 2005 train derailment and chlorine spill, generally at the time materials are received or services are rendered. While the Company anticipates that significant costs associated with the remediation efforts will continue for the foreseeable future, the amount and timing of such costs cannot be predicted, since continued expenditures are dependent upon the corrosive nature of the chlorine spilled and the success of specific remediation efforts. The Company establishes a receivable for those costs incurred which are recoverable from its insurance provider. The Company has received significant advances from its insurance provider, and expects to request additional advances as the recovery progresses and additional costs are incurred. Costs which are not recoverable from insurance providers, including policy deductibles, are expensed in the period incurred. Claims for business interruption losses, involuntary conversion of assets and other items are recognized upon settlement of claims with insurance providers or third parties. For related discussion, see the caption “January 6, 2005 Train Derailment” included under Part II, Item 7 of this Annual Report on Form 10-K.
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
     Government Cotton Support Programs: The Company receives payments from the U.S. Department of Agriculture to reimburse the difference between domestic and world prices of cotton. These payments are calculated weekly based on published price differences and pounds of qualifying cotton consumed. Accordingly, the Company treats the weekly reimbursements as a price adjustment of the cost of cotton consumed. The cash price paid for cotton, inbound freight costs and these price adjustments are used in the determination of raw material cost and are recorded within the caption “Cost of Goods Sold” with other manufacturing costs. The Company’s disclosures of changes in the market price of cotton include the impact of these adjustments.
     The Company participates in the U.S. Department of Agriculture program under the terms of an agreement executed between the Company and the U.S. Department of Agriculture. The U.S. Department of Agriculture conducts regular audits to determine the Company’s compliance with the terms of this agreement. Each week, the actual reimbursement value is calculated under the terms of the agreement and a claim is submitted with the U.S. Department of Agriculture. Cash receipts normally are received approximately four weeks following the date of each week’s claim for reimbursement. Based on the contractual agreement supporting the program, the fixed value of each week’s claim and the Company’s successful audit experience, the claims are accrued and the corresponding reduction in cotton costs are recorded within each accounting period.
     Property, Plant and Equipment: Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets, which range from three to fifteen years for furniture, fixtures and equipment and ten to thirty years for buildings and replacements of major building components. Depreciation is calculated primarily using the straight-line method.
     Long-Lived Assets: The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and assets held for sale. The associated depreciation and amortization periods are reviewed on an annual basis. Estimated recoverability of long lived assets is based on the anticipated undiscounted and discounted cash flows from operations, as appropriate, or in the case of assets held for sale, the lower of historical carrying cost or estimated net realizable value. Goodwill is not amortized, but is tested for impairment on an annual basis, or as significant events or changes in conditions affecting its value occur. Management believes that long-lived assets included in the accompanying balance sheets are appropriately valued.
     Associate Benefit Plans: The Company has a discretionary profit sharing plan covering substantially all associates. Annual contributions by the Company are made to the plan in amounts determined by the board of directors. In addition, the plan has 401(k) savings options that are available to all associates. Except for a suspension of the matching of associate contributions during the period from October 1, 2003 through December 31, 2004, the Company matched 25% of the first 3% of compensation contributed by each associate. The Company also has a deferred compensation plan for certain key personnel. The related expense for these profit sharing and deferred compensation plans is charged to operations currently and totaled $0.4 million for fiscal 2003 and $22,000 for fiscal 2004. Due primarily to a decline in values of amounts vested under the deferred compensation plan, these plans yielded a net credit or reversal of expense of $0.2 million for fiscal 2005.

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
     Self-insurance reserves for workers’ compensation benefits are recorded based on actuarial estimates. At August 26, 2005, the liability for workers’ compensation included in accrued compensation and benefits, determined using an average effective discount rate of 3.8% was $4.6 million.
     Other Assets and Other Long-Term Liabilities: Other assets consist primarily of unamortized loan fees and capitalized software costs. Loan fees are amortized on a straight line basis over the outstanding term of the related debt. Other long-term liabilities consist of accrued postretirement and workers’ compensation benefits and deferred compensation for certain key management personnel.
     Fair Value of Financial Instruments: The carrying values of cash, accounts receivable, certain other assets, accounts payable and accrued expenses approximate reasonable estimates of their fair values at August 27, 2004 and August 26, 2005. See Note 11 for disclosures related to the fair values of long-term debt.
     Earnings Per Share: Earnings per share is calculated by dividing the reported net income for the period by the appropriate weighted average number of shares of common stock outstanding. For fiscal 2003, 2004 and 2005, employee and director options are not considered due to their antidilutive effect. Share information is summarized as follows (in thousands):

	2003	2004	2005
Weighted average shares outstanding - Basic	12,458	12,378	12,373
Effect of employee and director stock options	—	—	—

Weighted average shares outstanding - Diluted	12,458	12,378	12,373

     Stock Based Compensation: The Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, during fiscal 2003, electing to continue its use of the intrinsic value method. Accordingly, no stock-based compensation has been recorded, as the exercise price of each option granted under the existing plan equals the market value of the underlying common stock on the date of grant. See Note 13 for disclosure related to the expiration of the employee Stock Option Plan, and the effect on results of operations had the Company computed compensation in accordance with the fair value method as provided in Statement No. 123, Accounting for Stock-Based Compensation.
     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Generally, risks of ownership pass to customers when goods are shipped, or in circumstances where risk of ownership passes upon delivery, all such shipments are made under fixed price and delivery terms. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the year (7%, 6% and 5% of total revenues in fiscal 2003, 2004 and 2005, respectively) on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing are consistent with all other sales by the Company. All international sales are denominated in U. S. dollars. All amounts billed to customers for shipping and handling are included in net sales in accordance with Emerging Issues Task Force Statement No. 00-10.
     Sales to Flynn Enterprises, Inc. represented 8% of net sales for fiscal 2003, 10% of net sales for fiscal 2004 and 10% of net sales for fiscal 2005. Sales to V.F. Corporation and its affiliates represented 16% of net sales for fiscal 2003, 10% of net sales for fiscal 2004 and 8% of net sales for fiscal 2005. None of the Company’s other customers individually accounted for 10% or more of the Company’s net sales in fiscal 2003, 2004 or 2005.
     Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board issued Statement No. 151, Inventory Costs, as an amendment of ARB No. 43, chapter 4, clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense, and is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The Company is currently evaluating the impact of this statement, but does not believe the adoption of Statement No. 151 will have a material impact on the Company’s consolidated financial statements.
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
     In May 2005, the Financial Accounting Standards Board issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. This statement applies to the accounting and reporting of all voluntary accounting principle changes, and requires such changes be retrospectively applied to financial statements from previous periods unless such application is impracticable, as defined. This statement also addresses the reporting of a correction of an error by restating previously issued financial statements. Under the statement, changes in depreciation, amortization, or depletion for long-lived, non-financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. Statement No. 154 carries forward many provisions of Opinion 20 and Statement No. 3 without change, including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of this statement, but does not believe the adoption of Statement No. 154 will have a material impact on the Company’s consolidated financial statements.

     2. January 6, 2005 Train Derailment: On January 6, 2005, a Norfolk Southern freight train collided with a stationary Norfolk Southern train parked on a railroad spur near the Company’s manufacturing and administrative facilities in Graniteville, South Carolina. In the ensuing derailment, rail cars ended up on the Company’s property and a tanker car was breached, releasing toxic and corrosive chlorine gas. Nine individuals, six of whom were Company associates, were killed by chlorine gas inhalation and many others were hospitalized as a result of their injuries. In addition, Company facilities suffered substantial damage from the highly corrosive properties of the chlorine gas.
     Local, state and federal authorities restricted access to the Company’s facilities near the collision site for a period of approximately eight days. Due to the Company’s product flow and interdependence of the Company’s manufacturing facilities within and outside the evacuation zone, productive capacity representing more than 50% of the Company’s sales was effectively shutdown as a result of these events. As the chlorine gas dissipated and removal of the wrecked rail cars began, the Company was allowed to access portions of the affected facilities.
     Initial efforts focused on restarting equipment and production of goods for customers. These early efforts included installation of temporary boilers, replacement of electrical distribution, compressors and computers and repairs to textiles processing facilities and machinery. As a result, operations in all facilities and shipments of finished goods from all of the Company’s distribution centers were resumed in an orderly manner, taking place in stages during January and February. However, the early efforts to halt the corrosive effects of the chlorine exposure were not successful and equipment failures continue to be experienced.
     Current recovery efforts, using protocols developed during the past several months in concert with the Company’s insurance company, are focused first on the cleaning and restoration of affected buildings, and secondly on the cleaning and restoration of affected equipment within those buildings. To the extent that the protocols prove unable to adequately restore the equipment to pre-loss condition, the equipment will be replaced. These actions cannot be completed without the systematic, temporary shut down of the affected equipment. The Company intends to schedule the restoration and replacement process to minimize the amount of equipment offline at any given time. However, full remediation to pre-loss condition will result in continued, significant disruption of the Company’s business operations and in reduction of the Company’s productive capacities and efficiencies.
     The Company continues to assess the extent of losses due to the train derailment but at this time is unable to estimate the full amount of loss. The significant disruption to the Company’s business caused by these failures and the ongoing recovery efforts have adversely impacted the Company’s operating results for fiscal 2005. The Company will continue to suffer losses caused by this incident in future periods.
     The Company maintains property damage and business interruption insurance to provide reimbursement of losses stemming from an incident of this nature and expects that all losses incurred will be recovered through insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may have a material adverse effect on the Company’s financial condition and future results of operations.
     In connection with the incident, the Company incurred labor continuation costs of approximately $2.8 million and various clean up and repair costs of approximately $52.5 million during fiscal 2005. The Company received advances totaling $50.0 million during fiscal 2005 from the Company’s property damage insurance provider. The Company has recorded a $5.3 million insurance claims receivable for the net balance of expenses incurred in excess of advances received as of August 26, 2005. The Company expects to request additional advances as the recovery progresses and additional costs are incurred. The Company has not recognized gains relating to recovery of lost profits, involuntary conversions of assets or other such recoveries for fiscal 2005, as such amounts are contingent upon final settlement with respective insurers and third parties.
     See discussion concerning a related lawsuit filed against Norfolk Southern in Note 14 Commitments and Contingencies and see discussion concerning related facility restructuring in Note 16 Subsequent Events.

     3. Restructuring Charges, net: In response to the deterioration of domestic and regional demand for heather and stock-dyed open-end yarns, in May 2003, the Company completed the closing of an open-end yarn manufacturing facility located in Alabama. Continued operation of this facility could not be justified given the diminished volume and pricing for these products. Production of stock-dyed yarns for internal consumption by the apparel fabrics operation was shifted to another manufacturing facility within the Company. In connection with this action, the Company recorded equipment write down and disposal costs of approximately $2.4 million and employee separation costs of approximately $0.1 million during fiscal 2003. At the close of fiscal 2003, approximately $80,000 of minor property disposal costs remained unpaid and was included in other accrued expenses in the Company’s consolidated financial statements.
     In response to the highly competitive market conditions and continued imbalance of global supply and demand for textile and apparel products, in May 2004, the Company closed an open-end yarn manufacturing facility located in North Carolina and the weaving operation of an integrated greige fabric manufacturing facility located in Georgia. These actions to rationalize excess manufacturing capacity, following the relocation of certain equipment, have improved capacity utilization of the Company’s remaining facilities and lowered costs per unit produced. No reduction in net sales resulted from this capacity rationalization. Flexibility of the Company’s manufacturing facilities to shift production from one product line to another and the Company’s ability to source additional yarns and greige fabrics from outside vendors to increase production of its finished products in reaction to added demand have been maintained. Certain equipment has been relocated from these two operations to other facilities located in Alabama, Georgia and South Carolina to retain certain specialized manufacturing capabilities. Other excess equipment was sold, generating a gain of approximately $1.8 million in fiscal 2004. In connection with these actions, the Company recorded equipment write down and disposal costs of approximately $1.4 million, net of the gain on equipment sold, and employee separation costs of approximately $0.3 million during fiscal 2004. At the close of fiscal 2004, approximately $80,000 of minor property disposal costs remained unpaid and was included in other accrued expenses in the Company’s consolidated financial statements.
     At August 26, 2005, a North Carolina yarn plant closed in January 2002, the Alabama yarn plant closed in May 2003 and the North Carolina yarn plant closed in May 2004 remained unsold and are included at estimated net realizable values in assets held for sale in the consolidated balance sheets.
     4. Loss (Gain) on Extinguishment of Debt: During the fourth quarter of fiscal 2003, the Company recorded a loss on early extinguishment of debt of $3.2 million related to the redemption of $125 million of 10.25% Senior Subordinated Notes Due 2006 (“2006 Notes”). The loss consisted of a $2.1 million prepayment premium and the write-off of $1.1 million of unamortized financing costs related to the original issuance of the notes. Funding of the redemption was provided through the issuance at par of $150 million of 10 1/4% Senior Subordinated Notes due 2013 (“2013 Notes”) as described in Note 11.
     In the third and fourth quarters of fiscal 2004, the Company recorded a $17.0 million net gain on early extinguishment of debt related to a partial exchange of its 2013 Notes, net of the write-off of $1.1 million of unamortized financing costs related to the original issuance of the 2013 Notes. The Company executed a series of private transactions, exchanging $59.3 million of the 2013 Notes for $41.2 million of new senior Floating Rate Notes due 2012 (the “2012 Notes”) as further described in Note 11.
     In the first quarter of fiscal 2005, the Company recorded a $0.2 million net gain on early extinguishment of debt related to a partial exchange of its 2013 Notes, net of the write-off of $13,000 of unamortized financing costs related to the original issuance of the 2013 Notes. The Company executed a private transaction, exchanging $0.7 million of the 2013 Notes for $0.5 million of new senior Floating Rate Notes due 2012 (the “2012 Notes”) as further described in Note 11.
     5. Segment Information: The Company operates principally in three segments: apparel fabrics, yarns and other sales. Apparel fabrics manufactures and markets cotton and cotton-blend fabrics used in the manufacture of jeans, sportswear and workwear. Yarns manufactures and markets cotton and cotton-blend yarns to customers in the knitting and weaving industries. Other sales include the manufacturing and marketing of a variety of greige and specialty fabrics to apparel, home furnishings, industrial, military and recreational product manufacturers; the production, using outside converters, and sale of apparel garments (initiated during fiscal 2005); and revenues from the Company’s trucking operation. The unallocated amounts shown below reflect expenses, assets and capital expenditures for centralized transportation, warehouse and administrative services (in thousands).

	2003	2004	2005
Revenues:
Apparel fabrics	$470,159	$420,302	$421,054
Yarns	167,541	178,588	179,131
Other	66,056	59,826	33,206

	703,756	658,716	633,391
Less intersegment sales	112,894	93,939	64,184

Total	$590,862	$564,777	$569,207

Income (loss):
Apparel fabrics	$28,514	$4,651	$4,844
Yarns	46	1,136	15,083
Other	4,432	4,893	4,553
Unallocated	(20,411)	(21,529)	(13,690)

Total operating income (loss)	12,581	(10,849)	10,790
Interest expense	19,034	17,788	15,307
Discounts and expenses on sales of receivables	2,596	2,419	2,254
Loss (gain) on extinguishment of debt	3,236	(17,000)	(162)
Other income, net	(52)	(2,904)	(2,315)

Loss before income taxes	$(12,233)	$(11,152)	$(4,294)

Identifiable assets:
Apparel fabrics	$226,777	$221,664	$222,917
Yarns	67,177	61,144	59,432
Other	13,088	11,776	9,934
Unallocated	52,464	33,898	33,599

Total	$359,506	$328,482	$325,882

Depreciation and amortization:
Apparel fabrics	$26,689	$23,842	$23,111
Yarns	10,133	9,326	8,226
Other	2,282	1,316	293
Unallocated	3,100	2,784	2,159

Total	$42,204	$37,268	$33,789

	2003	2004	2005
Capital expenditures:
Apparel fabrics	$9,930	$3,679	$4,423
Yarns	5,440	1,401	1,785
Other	371	484	600
Unallocated	962	734	2,162

Total	$16,703	$6,298	$8,970

Geographic sales information:
United States	$542,192	$475,351	$471,349
All other	48,670	89,426	97,858

Total	$590,862	$564,777	$569,207

     6. Comprehensive Loss: Comprehensive loss includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. A reconciliation of net loss to comprehensive loss is as follows (in thousands):

	2003	2004	2005
Net loss	$(7,738)	$(6,237)	$(2,569)
Change in fair value of interest rate swaps, net of income taxes	738	151	—

Comprehensive loss	$(7,000)	$(6,086)	$(2,569)

     7. Derivatives: The Company has adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value of the derivative instruments be recorded as unrealized gains or losses in either operating results or other comprehensive income depending on whether specific hedge accounting criteria are met. For the fiscal years ended August 29, 2003 and August 27, 2004, increases in fair value of approximately $738,000 and $151,000, respectively, net of income taxes, were recorded in other comprehensive loss.
     8. Receivables Securitization Facilities: Established on August 30, 2002 and as subsequently amended, the Company and its wholly owned, special purpose subsidiary, Funding, maintain an arrangement (“Receivables Securitization Facility”) with General Electric Capital Corporation (“GECC”), an independent issuer of receivables-backed commercial paper, to provide financing of up to $75 million through the sale of undivided interests in certain trade receivables (“Receivables”) originated by the Company. The Receivables Securitization Facility extends until the earlier of 90 days before the specified final receivables purchase date, August 29, 2007, or certain specified termination events. The Company has been engaged by Funding and GECC to service the receivables.
     The Company sells, or transfers as a contribution of capital, the Receivables, at a discount and without recourse, to Funding, whose sole business purpose is the acquisition and financing of the Receivables. Funding sells an undivided interest in a specified portion of the Receivables to GECC to provide the funds required to purchase the Receivables from the Company. Proceeds from the collection of the Receivables are used by Funding to purchase additional Receivables from the Company, repay GECC in the event that sufficient additional Receivables are not available to maintain its investment, or pay fees and expenses. Funding retains no interest in the investment in the Receivables sold to GECC. Funding is a separate corporate entity with its own creditors who, in the event of Funding’s liquidation, will be entitled to a claim on Funding’s assets prior to any distribution to the Company.

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
     At August 27, 2004 and August 26, 2005, the outstanding amount of investments by GECC or the issuer of commercial paper under the agreements was $42.0 million and $17.0 million, respectively. The cost to service the receivables is remitted weekly and therefore no servicing asset or liability has been recorded. A reconciliation of net accounts receivable sold as reflected in a reduction in accounts receivable in the consolidated balance sheets and components of the discounts and expenses on sales of receivables in the consolidated statements of income are as follows (in thousands):

	August 29,	August 27,	August 26,
	2003	2004	2005
Balance of accounts receivable sold	$74,479	$76,774	$67,677
Retained interest	21,233	34,499	50,566

Balance of net accounts receivable sold	$53,246	$42,275	$17,111

	2003	2004	2005
Proceeds from securitization of receivables	$549,973	$482,649	$480,423

Discount on sales of receivables	$3,524	$3,181	$2,969
Service and other fees	(928)	(762)	(715)

Discount and expenses on sales of receivables	$2,596	$2,419	$2,254

Credit losses on receivables sold	$218	$276	$745

     9. Inventories: Components of inventories are as follows (in thousands):

	August 27,	August 26,
	2004	2005
Finished goods	$29,187	$34,891
Work in process	33,047	31,855
Raw materials	8,173	6,702
Dyes and chemicals	4,096	4,147

	74,503	77,595

Adjustment of carrying value to LIFO basis, net of market adjustment	(1,645)	—

	72,858	77,595
Supplies at average cost	5,424	5,599

	$78,282	$83,194

     10. Income Taxes: Provision for (benefit of) income taxes is composed of the following (in thousands):

	2003	2004	2005
Current:
Federal	$364	$50	$(387)
State	54	71	91

	418	121	(296)

Deferred:
Federal	(4,280)	(4,367)	(1,213)
State	(633)	(669)	(216)

	(4,913)	(5,036)	(1,429)

	$(4,495)	$(4,915)	$(1,725)

     The following table shows the reconciliation of federal income tax benefits at the statutory rate on loss before income taxes to reported income tax benefits, (in thousands):

	2003	2004	2005
Federal income tax benefit at statutory rate	$(4,282)	$(3,903)	$(1,503)
State income tax benefits, net of federal tax effect	(376)	(389)	(81)
Appreciated value of charitable contributions	—	(562)	—
Other	163	61	(141)

	$(4,495)	$(4,915)	$(1,725)

     At August 26, 2005, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $4.9 million, expiring in 2018, and certain state net operating loss carryforwards, expiring at various dates beginning in 2016, which have been recorded in deferred tax assets. The Company believes that it is more likely than not that all of the net operating loss carryforwards will be utilized prior to expiration.

     The Company made no income tax payments during fiscal 2003, and made payments of $172,000 and $150,000 during fiscal 2004 and fiscal 2005, respectively. The Company received a refund of approximately $3.6 million during fiscal 2003 resulting from carryback of the fiscal 2002 income tax operating loss, a refund of approximately $2.3 million during fiscal 2004 resulting from carryback of the fiscal 2001 and 2002 income tax operating losses and a refund of approximately $0.4 million during fiscal 2005 related to amendments of fiscal 1994 state income tax returns.
     Deferred income taxes are provided for temporary differences in financial and income tax reporting. Significant components of the Company’s year-end deferred tax liabilities and assets are as follows (in thousands):

	August 27,	August 26,
	2004	2005
Deferred tax liabilities:
Depreciation	$20,688	$17,997
Inventory valuation	9,048	8,081
Other	1,249	1,651

	30,985	27,729

Deferred tax assets:
Employee benefit programs	6,133	5,730
Receivable reserves	2,203	1,819
Net operating loss and contribution carryforwards	2,612	2,738
Other	2,386	1,220

	13,334	11,507

Net deferred tax liabilities	$17,651	$16,222

     11. Long-term Debt: Long-term debt consists of the following (in thousands):

	August 27,	August 26,
	2004	2005
Revolving credit facility, interest tied to banks’ base rate or alternative rates, 5.25% - 7.25% in 2005, due March 2006	$—	$—

Equipment note, 5.18% - 7.19% in 2005, due in monthly installments of approximately $360 beginning March 2004, with final payment of approximately $876 due August 2007	13,512	9,187

Floating rate senior notes, interest tied to LIBOR plus 7.0%, 8.75% - 10.5% in 2005, due July 1, 2012	41,177	41,677
Senior subordinated notes, 10 1/4%, due July 1, 2013	90,675	90,000

	145,364	140,864
Less current portion	(4,325)	(4,325)

	$141,039	$136,539

     The Company maintains a senior secured revolving credit facility, which was executed with GECC on November 7, 2003. The revolving credit facility provides aggregate borrowing availability up to $40 million, including letter of credit availability up to $10 million, based on levels of qualified inventory collateral and certain required minimum availability.
     The term of the revolving credit facility extends through the earlier of August 29, 2007, or the date at which the Receivables Securitization Facility terminates, unless replaced by another securitization facility with GECC or an affiliate of GECC. Borrowing availability under the revolving credit facility is based on specified percentages of Avondale Mills’ raw material, work in process, greige fabric and finished good inventories, less applicable reserves. The revolving credit facility is secured by the Company’s inventories, equipment other than that securing the equipment note, accounts receivable (not sold under the Receivables Securitization Facility), certain of the Company’s deposit and investment accounts, and the capital stock and limited liability company interests of all subsidiaries of the Company. The Company and Avondale Mills Graniteville Fabrics, Inc. have guaranteed the obligations of Avondale Mills under the revolving credit facility.
     With respect to advances drawn under the revolving credit facility, the Company can designate interest rates equal to the Eurodollar rate (adjusted for reserves) plus a specified number of basis points or the reported prime rate plus a specified number of basis points. A commitment fee is payable monthly on the average unused portion of the revolving credit facility. The Company is required to pay certain audit and administrative fees relating to the revolving credit facility.
     Covenants of the revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that combined excess availability under the revolving credit facility and the Receivables Securitization Facility falls below $20 million for a period of four consecutive weeks. At August 26, 2005, combined excess availability under these two facilities was approximately $67 million, well in excess of the $20 million requirement. Should the covenants apply, they could limit the Company’s ability to pay dividends.
     The equipment note, a secured five-year installment loan, was executed on July 30, 2002 in the amount of $20.0 million. The equipment note is to be repaid in 53 monthly payments of approximately $360,000 commencing March 1, 2003 and a final payment of approximately $896,000 on August 1, 2007. Interest accrues on the unpaid principal balance of the equipment note at a rate established annually on August 1 based on the Eurodollar rate plus a specified number of basis points, and is paid monthly commencing September 1, 2002 through the final payment date. The Company may, at its one time option, elect a fixed interest rate for the remaining term of the equipment note based on the Federal Reserve “Interest Rate Swap” rate of interest, as quoted for the term closest to the remaining term of the equipment note, plus a specified number of basis points. The equipment note is secured by a senior lien on substantially all of the equipment at two plant locations, which had a carrying value of approximately $25.5 million at August 26, 2005. The equipment note contains customary covenants, including requirements to maintain certain financial covenants, and includes provisions relating to cross acceleration to other debt obligations of the Company.
     The Company has $90.0 million of the 2013 Notes outstanding, after the partial exchange of notes during fiscal 2004 and fiscal 2005 as discussed below. The Company originally issued $150.0 million of the 2013 Notes at par in a private placement to qualified institutional buyers on June 30, 2003. On October 21, 2003, the Company completed an offer to exchange the unregistered notes for new notes with substantially identical terms that are registered under the Securities Act. The 2013 Notes, which mature on July 1, 2013, are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the 2013 Notes is due semiannually, on January 1 and July 1, commencing January 1, 2004. Proceeds from the sale of the 2013 Notes were used to redeem the 2006 Notes, to repay indebtedness outstanding under the revolving credit facility and for general corporate purposes.
     On or after July 1, 2008, the 2013 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price of 105.125%, which declines in intervals to 100% in 2011 and thereafter.
     The indenture under which the 2013 Notes were issued contains, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of net income, or less 100% of all net losses, all calculated on an accumulative basis subsequent to June 30, 2003. Due to the losses reported by the Company, the covenants of the indenture prohibit further payment of dividends or purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.
     In the third and fourth quarters of fiscal 2004 and first quarter of fiscal 2005, Avondale Incorporated and its wholly-owned subsidiary, Avondale Mills, Inc., executed a series of privately negotiated transactions, exchanging $60.0 million of the 2013 Notes for $41.7 million of the 2012 Notes. The 2012 Notes are unsecured, but are ranked pari pasu in right of payment with other senior indebtedness of the Company. Interest on the 2012 Notes is due quarterly in arrears commencing October 1, 2004, and is calculated based on the applicable three month LIBOR rate (subject to a minimum of 1.75% and a maximum of 4.5%) plus 7.0%. From time to time, the Company may enter into additional exchange offers and/or purchase its 2013 Notes in privately negotiated or open market transactions or by tender offer.
     After July 1, 2005, the 2012 Notes became redeemable at the Company’s option, in whole or in part, at a redemption price of 104.0%, which declines in intervals to 100.0% in 2009 and thereafter. The 2012 Notes contain certain provisions substantially identical to the 2013 Notes, including, among other things, certain restrictive covenants applicable to issuance of additional debt, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of adjusted net income, or less 100% of adjusted net loss, all calculated on an accumulative basis subsequent to the date of the indenture. Due to the accumulative losses reported by the Company, these covenants prohibit further payment of dividends and purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction.
     In connection with the exchanges, the Company received waivers of certain restrictions provided under its revolving credit facility with GECC and amended certain covenants provided under its equipment loan with CIT. The Company also entered into a trustee agreement with Wachovia Bank, N.A. (“Wachovia”) whereby Wachovia agreed to act as trustee for the 2012 Notes.
     The 2012 Notes offered in the exchanges have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
     At August 26, 2005, the Company was in compliance with the covenants of the revolving credit facility, equipment note, 2012 Notes, indenture of the 2013 Notes and the Receivables Securitization Facility.
     At August 26, 2005, the carrying value of the Company’s equipment note approximates fair value. At August 26, 2005, the market values of the 2012 Notes and the 2013 Notes were approximately $41 million and $78 million, respectively. The Company does not anticipate settlement of the 2012 Notes and the 2013 Notes at fair value and currently expects the 2012 and the 2013 Notes to remain outstanding through maturity.
     Aggregate maturities of long-term debt are as follows (in thousands):

2006	$4,325
2007	4,862
2012 and thereafter	131,677

$140,864

     In connection with the Company’s borrowings, no interest has been capitalized. The Company paid interest on revolving credit, long-term debt and interest rate swap agreements of approximately $18.5 million, $18.6 million and $16.3 million in fiscal 2003, 2004 and 2005, respectively.
     12. Postretirement Benefits: The estimated cost of postretirement benefits is recorded ratably over the service lives of the associates expected to receive such benefits. The Company provides certain life and medical insurance benefits granted in 1964 to a closed group of associates, the majority of whom have retired and who were in designated positions of management and met certain age requirements at the time of grant. Certain medical benefits are also provided to three closed groups of early retirees as a result of the acquisition of the textile business of Graniteville Company in fiscal 1996 (the “Graniteville Retirees”). In addition, current associates (and their covered dependents) that retire on or after age 55 with at least 15 years of service are eligible for continued medical coverage through age 65 (the “Early Retirees”). Benefits are paid from the general assets of the Company.
     Changes in the accumulated postretirement benefit obligation were as follows (in thousands):

	2004	2005
Beginning balance	$7,750	$7,045
Service cost	103	—
Interest cost	458	213
Amortization of prior service cost	332	(509)
Benefits paid	(1,537)	(620)
Actuarial gain	(61)	—

Ending balance	$7,045	$6,129

     Components of the accrued postretirement benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets were as follows (in thousands):

	August 27,	August 26,
	2004	2005
Accumulated post retirement benefit obligation	$(3,651)	$(3,637)
Unrecognized prior service cost	(3,729)	(3,219)
Unrecognized net (gain) loss	335	727

Accrued postretirement benefit liability	$(7,045)	$(6,129)

     The Company recorded postretirement benefit costs based on actuarial calculations using a weighted average discount rate of 6.25% for fiscal 2003, 6.25% for fiscal 2004 and 5.25% for fiscal 2005. Net postretirement benefit costs include the following components (in thousands):

	2003	2004	2005
Service cost	$111	$103	$—
Interest cost	532	458	213
Net amortization	332	332	(509)
Recognized actuarial gain	(97)	(61)	—

Net postretirement benefit cost	$878	$832	$(296)

     The assumed average annual rate of increase in the per capita cost of covered health care benefits for each fiscal year is as follows:

	Medicare	Non Medicare
	Eligible	Eligible
	Participants	Participants
2004	11.5%	9.5%
2005	9.5%	9.5%
2006	9.0%	9.0%
2007	8.5%	8.5%
2008	8.0%	8.0%
2009	7.5%	7.5%
2010	7.0%	7.0%
2011	6.5%	6.5%
2020	6.0%	6.0%
2013	5.5%	5.5%
2014 and thereafter	5.0%	5.0%
     A change of 1% in the assumed health care cost trend rate would have the following effects (in thousands):

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest cost	$6	$(6)

Effect on post retirement benefit obligation	$120	$(106)

     The following post retirement benefit payments are expected (in thousands):

2006	$456
2007	442
2008	420
2009	401
2010	380
2011 - 2015	1,545

$3,644

     On April 28, 2004 the Company announced the elimination of medical benefits for the Graniteville Retirees and the Early Retirees effective August 1, 2004. These retired participants were allowed to submit claims until December 31, 2004 for covered expenses incurred prior to August 1, 2004. The reduction in the accumulated post retirement benefit obligation generated by this plan amendment will be amortized over the remaining years of service to full eligibility for the active plan participants, approximately 7 years, and will reduce post retirement benefit expense by approximately $600,000 in each of those years.

     13. Common Stock: Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 20 votes with respect to matters submitted to a vote of shareholders. Each share of the Class B Common Stock is convertible at any time, at the option of its holder, into one share of Class A Common Stock. The Class B Common Stock will convert automatically into Class A Common Stock, and thereby lose its special voting rights, if such Class B Common Stock is sold or otherwise transferred to any person or entity other than certain designated transferees.
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
     Under an agreement executed effective July 8, 2004 with an officer of the Company, the Company may be required to purchase a portion of the shares of Common Stock held by that officer (representing approximately 7.9% of the Company’s outstanding Common Stock) upon the death of the officer. The purchase price, as defined, will approximate market value. The Company has purchased term life insurance on the officer to provide the necessary funding should that commitment occur, and follows the provisions of Financial Accounting Standards Board Statement No. 150 and Emerging Issues Task Force Topic D-98 in this disclosure.
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

	Grant Price Per Share
	$12.50	$18.00	$19.00
Stock options outstanding at August 30, 2002	475	248	100
Options exercised	(10)	—	—

Stock options outstanding at August 29, 2003	465	248	100
Options forfeited	—	—	(10)

Stock options outstanding at August 27, 2004	465	248	90
Options forfeited	—	(55)	(20)
Options expired	(465)	—	—

Stock options outstanding at August 26, 2005	—	193	70

Average contractual life remaining in years	—	0.8	4.3

Stock options exercisable at August 26, 2005	—	193	70

     The exercise prices of the options granted approximated the fair market value of the Company’s Class A Common Stock on the dates of grant. Options forfeited by employees leaving the Company prior to expiration of the plan were reinstated as available for grant. All employee options granted under the Stock Option Plan vested ratably over five years and may be exercised for a period of ten years.
     If the Company had accounted for employee stock option plans in accordance with Statement No. 123, the reported net loss and net loss per share would be revised to the following pro forma amounts (in thousands, except per share data):

	2003	2004	2005
Net loss:
As reported	$(7,738)	$(6,237)	$(2,569)
Fair value stock based compensation, net of tax	(35)	(35)	(9)

Pro forma	$(7,773)	$(6,272)	$(2,578)

Net loss per share:
Basic
As reported	$(.62)	$(.50)	$(.21)
Pro forma	(.62)	(.51)	(.21)
Diluted
As reported	$(.62)	$(.50)	$(.21)
Pro forma	(.62)	(.51)	(.21)
     Because the accounting provisions of Statement No. 123 only apply to options granted after December 1995, the pro forma compensation cost presented may not be representative of that to be expected in future years.
     On November 18, 2004, the Company adopted a Stock Option Plan for Non-employee Directors, under which 150,000 shares of the Company’s Class A Common Stock are reserved for issuance. Under the 2004 plan, the terms of which are essentially the same as the 1997 Stock Option Plan for Non-employee Directors which was terminated in January 2005, each director is automatically granted each year, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. During fiscal 2003, 2004 and 2005, 14,000 non-qualified options were granted in each year under the two plans. Exercise prices of the grants were $15.75, $12.70 and $6.25 per share in fiscal 2003, 2004 and 2005, respectively. At August 26, 2005, 136,000 non-qualified options remain available for grant under the 2004 plan. At August 26, 2005, 92,000 options issued under the 1997 plan remain outstanding and exercisable.
     14. Commitments and Contingencies: The Company is involved in certain environmental matters and claims. The Company has identified those environmental matters where it is probable that expenditures will be required, including a pond with certain contamination and land previously used as a landfill, both acquired in a 1996 transaction, and various other minor environmental matters that are expected to be resolved by much smaller expenditures. Based on discussions with outside consultants and regulatory authorities, the Company believes that the costs to provide full remediation of these items will be between $1.5 million and $2.5 million. Accordingly, the Company has established a reserve of $2.1 million to cover the costs to investigate, monitor and remediate these environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.
     On January 13, 2000, a case was filed in the Circuit Court of Jefferson County, Alabama by Larry and Cynthia Locke and the owners of fourteen other residences in the Raintree subdivision of Lake Martin, against Russell Corporation, Alabama Power and the Company. The Court subsequently dismissed Alabama Power as a defendant in the case, based on their motion for summary judgment. In September 2005, the plaintiffs initiated a mediation process which ultimately resulted in the Company’s agreement to settle with all plaintiffs for a single combined payment of $75,000. As a material term of this settlement, plaintiffs will dismiss all counts and claims against the Company with prejudice. Appropriate final paperwork is now circulating among the parties.
     The Company received a grand jury subpoena issued by the U.S. District Court for the Eastern District of North Carolina on January 20, 2004. The subpoena concerned the production of documents and records in connection with an investigation being conducted by the Antitrust Division of the U.S. Department of Justice relating generally to the manufacture, sale, purchase and distribution of open-end spun yarns. The Antitrust Division of the

U.S. Department of Justice advised the Company on October 11, 2005 that the grand jury investigation has been closed, without any action taken against the Company.
          In separate actions initiated by private parties based upon the public disclosure of the investigation by the U.S. Department of Justice, the Company and various other defendants have been named in a consolidated class action complaint pending in the Middle District of North Carolina. The Company is also a defendant in a class action complaint filed in the Circuit Court for Shelby County, Tennessee. These complaints seek, under federal or state antitrust laws, various damages and injunctive relief related to the pricing and sale of open-end yarns. On February 14, 2005, the Company, along with the other defendants named in the federal lawsuits, moved to dismiss the federal complaint and to compel arbitration with certain of the named plaintiffs. The motion has been fully briefed and argued and remains pending. The Company moved to dismiss the Tennessee state case for failure to state a claim on January 24, 2005; this motion is not fully briefed. The Company intends to vigorously defend these cases and believes it has a number of defenses available to it. While the outcome of these cases cannot be predicted with certainty, the Company does not believe that the resolution of these cases will have a material adverse effect on the Company’s financial condition or results of operations.
          On September 26, 2005, Avondale Incorporated filed suit in the Circuit Court of Aiken County, South Carolina against Norfolk Southern Corporation, Norfolk Southern Railway Company and certain individuals for damages sustained as a result of the defendants’ negligent and other tortious conduct in connection with the January 6, 2005 train derailment. Defendants have filed a motion to remove the suit to Federal court, and plaintiffs have filed a motion to remand the suit back to the Circuit Court of Aiken County. On October 25, 2005, Avondale Mills, Inc. and Avondale Mills Graniteville Fabrics, Inc. filed suite in the Circuit Court of Aiken County, South Carolina against Norfolk Southern Corporation, Norfolk Southern Railway Company and certain individuals for damages sustained as a result of the defendants’ negligent and other tortious conduct in connection with the January 6, 2005 train derailment. (See further discussion under the caption “January 6, 2005 Train Derailment” included under Part II, Item 7 of this Annual Report on Form 10-K.) The complaint alleges, among other things, negligence, gross negligence, strict liability, nuisance and trespass. In addition, the complaint alleges that the defendants’ conduct resulted in damages including, but not limited to, inspection and testing costs, property losses, clean up and remediation costs, business interruption losses, increased administrative costs and out-of-pocket expenses, and damage to the long-term value of the Company’s business. In these suits, the Company is asking for actual and punitive damages of an unspecified amount. The Company is also seeking to recover its litigation costs, including attorneys’ fees, from the defendants. Due to the very early stage of this litigation, it is impossible to predict the course or result of the litigation.
          The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined unfavorably to the Company, would have a material adverse effect on the Company’s financial condition or results of operations.
          The Company leases certain of its facilities and equipment, primarily a warehouse, several sales offices and computer equipment. There are no material leasehold improvements, purchase options or escalation clauses associated with these leases. Future minimum rental payments required under such leases that have lease terms in excess of one year are as follows (in thousands):

2006	$2,216
2007	2,039
2008	890
2009	516
2010	214

$5,875

          Rent expense for operating leases totaled $2.5 million, $2.1 million and $2.4 million for fiscal 2003, 2004 and 2005, respectively.

          Commitments for future additions to plant and equipment were approximately $1.5 million at August 26, 2005. Commitments for the purchase of raw materials were approximately $26.2 million at August 26, 2005.
          15. Related Party Transactions: The Company purchases specialty chemicals from a supplier whose president is a director of the Company. During fiscal 2003, 2004 and 2005, aggregate purchases from this supplier were approximately $1,080,000, $747,000 and $940,000, respectively.
          16. Subsequent Events: As described in Note 2, the January 6, 2005 train derailment and chlorine spill have resulted in significant disruption to the Company’s business operations. The Company has attempted to maintain pre-loss production schedules and output, but the extent and consequences of the damage are too great to continue to do so. To accommodate full remediation of its facilities, the Company has determined that productive capacity must be reduced. Due to product flow and interdependence of the Company’s manufacturing facilities, this reduction will impact operations of several facilities.
          In October 2005 the Company announced that the capacity of a major fabric finishing facility located in Graniteville, South Carolina would be reduced by approximately 50%. Along with this reduction in finishing capacity and corresponding reduction in greige fabric requirements, weaving production of an integrated manufacturing facility located in Graniteville will be consolidated into two other operations located in the area. Furthermore, with the reduction in weaving production, the open-end spinning production of an integrated manufacturing facility located in Graniteville also will be shut down. The Company expects these actions will result in a reduction of approximately 350 jobs.
          In connection with these reductions in productive capacity, the Company expects to record a charge of approximately $2.7 million during the first quarter of fiscal 2006, for equipment write down and disposal costs, and other non-operating costs.
          17. Consolidating Guarantor and Non-Guarantor Information: The following consolidating financial information presents balance sheets, statements of income and statements of cash flow of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 2012 Notes and the 2013 Notes. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the 2012 Notes and the 2013 Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
CONSOLIDATING BALANCE SHEETS
August 26, 2005
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4,933	$—	$—	$—	$4,933
Accounts receivable	65,167	—	3	—	65,170
Inventories	83,194	—	—	—	83,194
Prepaid expenses	535	—	—	—	535
Insurance claims receivable	5,266	—	—	—	5,266
Income taxes refundable	144	—	—	—	144

Total current assets	159,239	—	3	—	159,242
Assets held for sale	700	—	—	—	700
Property, plant and equipment
Land	6,067	—	195	—	6,262
Buildings	64,318	—	11,750	—	76,068
Machinery and equipment	424,036	—	37,895	—	461,931

	494,421	—	49,840	—	544,261
Less accumulated depreciation	(353,727)	—	(32,919)	—	(386,646)

	140,694	—	16,921	—	157,615
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	5,668	94,299	—	(99,967)	—
Other assets	5,374	—	—	—	5,374

	$314,626	$94,299	$16,924	$(99,967)	$325,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,662	$—	$926	$—	$31,588
Accrued compensation, benefits	11,720	—	105	—	11,825
Accrued interest	2,322	—	—	—	2,322
Other accrued expenses	8,779	—	2	—	8,781
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	57,808	—	1,033	—	58,841
Long-term debt	136,539	—	—	—	136,539
Deferred income taxes and other long term liabilities	25,742	—	—	—	25,742
Due to (from) subsidiaries	238	(10,461)	10,223	—	—
Shareholders’ equity	94,299	104,760	5,668	(99,967)	104,760

	$314,626	$94,299	$16,924	$(99,967)	$325,882

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

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fiscal Year ended August 26, 2005
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$569,207	$120	$98,070	$(98,190)	$569,207
Operating costs and expenses
Cost of goods sold	501,359	—	97,847	(98,070)	501,136
Depreciation	29,235	—	3,690	—	32,925
Selling and administrative expenses	24,476	—	—	(120)	24,356
Restructuring charges, net	—	—	—	—	—

Operating income (loss)	14,137	120	(3,467)	—	10,790
Interest expense, net	15,307	—	—	—	15,307
Discounts and expenses on sales of receivables	2,254	—	—	—	2,254
Gain on extinguishment of debt	(162)				(162)
Other income, net	(2,315)	—	—	—	(2,315)

Income (loss) before income taxes	(947)	120	(3,467)	—	(4,294)
Provision for (benefit of) income taxes	(475)	45	(1,295)	—	(1,725)
Equity in income (loss) of subsidiary	(2,172)	(2,644)	—	4,816	—

Net loss	$(2,644)	$(2,569)	$(2,172)	$4,816	$(2,569)

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fiscal Year ended August 27, 2004
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$564,777	$110	$103,311	$(103,421)	$564,777
Operating costs and expenses
Cost of goods sold	514,486	—	100,148	(103,311)	511,305
Depreciation	32,996	—	3,736	—	36,732
Selling and administrative expenses	26,019	—	—	(110)	25,909
Restructuring charges, net	1,680	—	—	—	1,680

Operating income (loss)	(10,386)	110	(573)	—	(10,849)
Interest expense, net	17,788	—	—	—	17,788
Discounts and expenses on sales of receivables	2,419	—	—	—	2,419
Gain on extinguishment of debt	(17,000)				(17,000)
Other income, net	(2,904)	—	—	—	(2,904)

Income (loss) before income taxes	(10,689)	110	(573)	—	(11,152)
Provision for (benefit of) income taxes	(4,744)	40	(211)	—	(4,915)
Equity in income (loss) of subsidiary	(362)	(6,307)	—	6,669	—

Net loss	$(6,307)	$(6,237)	$(362)	$6,669	$(6,237)

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fiscal Year ended August 29, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$590,862	$111	$89,247	$(89,358)	$590,862
Operating costs and expenses
Cost of goods sold	512,319	—	84,774	(89,247)	507,846
Depreciation	37,855	—	3,987		41,842
Selling and administrative expenses	26,254	—	—	(111)	26,143
Restructuring charges, net	2,450	—	—	—	2,450

Operating income	11,984	111	486	—	12,581
Interest expense, net	19,034	—	—	—	19,034
Discounts and expenses on sales of receivables	2,596	—	—	—	2,596
Loss on extinguishment of debt	3,236	—	—	—	3,236
Other income, net	(52)	—	—	—	(52)

Income (loss) before income taxes	(12,830)	111	486	—	(12,233)
Provision for (benefit of) income taxes	(4,725)	45	185	—	(4,495)
Equity in income (loss) of subsidiary	301	(7,804)	—	7,503	—

Net income (loss)	$(7,804)	$(7,738)	$301	$7,503	$(7,738)

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year ended August 26, 2005
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(2,644)	$(2,569)	$(2,172)	$4,816	$(2,569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,099	—	3,690	—	33,789
Benefit of deferred income taxes	(1,429)	—	—	—	(1,429)
Gain on disposal of equipment and restructuring charges, net	(1,997)	—	—	—	(1,997)
Gain on extinguishment of debt	(162)				(162)
Sale of accounts receivable, net	(25,164)	—	—	—	(25,164)
Changes in operating assets and liabilities	9,053	(75)	(1,415)	—	7,563
Equity in loss of subsidiary	2,172	2,644	—	(4,816)	—

Net cash provided by operating activities	9,928	—	103	—	10,031

Investing activities
Purchase of property, plant and equipment	(8,867)	—	(103)	—	(8,970)
Proceeds from sale of property, plant and equipment and assets held for sale	2,716	—	—	—	2,716

Net cash used in investing activities	(6,151)	—	(103)	—	(6,254)

Financing activities
Payments on long-term debt	(4,325)	—	—	—	(4,325)

Net cash used in financing activities	(4,325)	—	—	—	(4,325)

Decrease in cash and cash equivalents	(548)	—	—	—	(548)
Cash and cash equivalents at beginning of year	5,481	—	—	—	5,481

Cash and cash equivalents at end of year	$4,933	$—	$—	$—	$4,933

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year ended August 27, 2004
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(6,307)	$(6,237)	$(362)	$6,429	$(6,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,532	—	3,736	—	37,268
Benefit of deferred income taxes	(5,036)	—	—	—	(5,036)
Gain on disposal of equipment and restructuring charges, net	(2,127)	—	—	—	(2,127)
Gain on extinguishment of debt	(17,000)				(17,000)
Sale of accounts receivable, net	(10,971)	—	—	—	(10,971)
Changes in operating assets and liabilities	5,464	(10)	(3,345)	—	2,109
Dividends from subsidiary	—	2,476	—	(2,476)	—
Equity in loss of subsidiary	362	6,307	—	(6,429)	—

Net cash provided by (used in) operating activities	(2,083)	2,536	29	(2,476)	(1,994)

Investing activities
Purchase of property, plant and equipment	(6,269)	—	(29)	—	(6,298)
Proceeds from sale of property, plant and equipment and assets held for sale	6,865	—	—	—	6,865

Net cash provided by (used in) investing activities	596	—	(29)	—	567

Financing activities
Payments on long-term debt	(4,325)	—	—	—	(4,325)
Purchase and retirement of treasury stock	—	(60)	—	—	(60)
Dividends paid	(2,476)	(2,476)	—	2,476	(2,476)

Net cash used in financing activities	(6,801)	(2,536)	—	2,476	(6,861)

Decrease in cash and cash equivalents	(8,288)	—	—	—	(8,288)
Cash and cash equivalents at beginning of year	13,769	—	—	—	13,769

Cash and cash equivalents at end of year	$5,481	$—	$—	$—	$5,481

AVONDALE INCORPORATED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year ended August 29, 2003
(amounts in thousands)

			Non-Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net income (loss)	$(7,804)	$(7,738)	$301	$7,503	$(7,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,217	—	3,987	—	42,204
Benefit of deferred income taxes	(4,913)	—	—	—	(4,913)
Loss on disposal of equipment and restructuring charges, net	2,175	—	—	—	2,175
Loss on extinguishment of debt	3,236	—	—	—	3,236
Sale of accounts receivable, net	(21,313)	—	—	—	(21,313)
Changes in operating assets and liabilities	23,202	2,248	(3,823)	—	21,627
Dividends from subsidiary	—	4,990	—	(4,990)	—
Equity in loss (income) of subsidiary	(301)	7,804	—	(7,503)	—

Net cash provided by operating activities	32,499	7,304	465	(4,990)	35,278

Investing activities
Purchase of property, plant and equipment	(16,238)	—	(465)	—	(16,703)
Proceeds from sale of property, plant and equipment	3,938	—	—	—	3,938

Net cash used in investing activities	(12,300)	—	(465)	—	(12,765)

Financing activities
Net payments on revolving line of credit and long-term debt	(154,299)	—	—	—	(154,299)
Issuance of long term debt	150,000				150,000
Purchase and retirement of treasury stock	—	(2,314)	—	—	(2,314)
Dividends paid	(4,990)	(4,990)	—	4,990	(4,990)

Net cash used in financing activities	(9,289)	(7,304)	—	4,990	(11,603)

Increase in cash and cash equivalents	10,910	—	—	—	10,910
Cash at beginning of year	2,859	—	—	—	2,859

Cash and cash equivalents at end of year	$13,769	$—	$—	$—	$13,769

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
ITEM 9B. OTHER INFORMATION.
          None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The executive officers and directors of the Company and its wholly owned subsidiary, Avondale Mills, are as follows:

Name	Age	Positions Held
G. Stephen Felker	53	Chairman of the Board and Chief Executive Officer of the Company and Avondale Mills
Jack R. Altherr, Jr.	56	Vice Chairman, Chief Financial Officer, and Director of the Company and Avondale Mills
Keith M. Hull	52	President and Chief Operating Officer of the Company and Avondale Mills
M. Delen Boyd	49	Vice President, Controller and Secretary of the Company and Avondale Mills
Sharon L. Rodgers	49	Vice President, Human Resources of Avondale Mills and Assistant Secretary of the Company and Avondale Mills
Dale J. Boden(1)	48	Director of the Company and Avondale Mills
Kenneth H. Callaway(1)	50	Director of the Company and Avondale Mills
Robert B. Calhoun(1)(2)(3).	63	Director of the Company and Avondale Mills
Harry C. Howard(2)	76	Director of the Company and Avondale Mills
C. Linden Longino, Jr.(2)	69	Director of the Company and Avondale Mills
James A. Rubright (2)	58	Director of the Company and Avondale Mills
John P. Stevens(1)	76	Director of the Company and Avondale Mills

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Mr. Calhoun has been elected a director of the Company pursuant to that certain shareholder’s agreement dated as of April 29, 1996 by and among the Company and certain shareholders of the Company.
          G. Stephen Felker has served as Chairman of the Board of the Company since 1992 and Chief Executive Officer of the Company since 1980, and in various other capacities since 1974. Mr. Felker has served as Chairman of the Board and Chief Executive Officer of Avondale Mills since 1986, when the Company acquired Avondale Mills, and served as President of the Company and Avondale Mills since 1980 and 1995, respectively. Mr. Felker served as Chairman of the Georgia State Advisory Board of Wachovia Bank, National Association, from 1989 to 2000 and is currently a director of American Fibers and Yarns, Inc., Rock-Tenn Company and USPA Properties, Inc.
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
          Keith M. Hull has served as President and Chief Operating Officer of the Company and Avondale Mills since October 2004. He served as President, Marketing and Sales, of Avondale Mills from August 1999 through September 2004, having served as President, Apparel Fabrics (the apparel fabrics division of Avondale Mills) since May 1996 and Vice President of Avondale Mills since April 1989. He has served the Company in various other capacities including Vice President, Marketing since 1977. Mr. Hull is currently a director of Cherokee, Inc.

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
          Dale J. Boden has served as a director of the Company and Avondale Mills since November 1994. Mr. Boden has served as President and Chief Executive Officer of B.F. Capital, Inc., a private investment company, since January 1993. Mr. Boden is also a director of Antisoma PLC, a publicly traded Company, and several privately held companies.
          Kenneth H. Callaway has served as a director of the Company since November 1987 and of Avondale Mills since August 1993. Mr. Callaway has been President of Calgati Chemical Company, a specialty chemical manufacturer, since December 1991.
          Robert B. Calhoun has served as a director of the Company since August 1993 and of Avondale Mills since November 1991. He is presently a Managing Director and Co-founder of Monitor Clipper Partners, a venture capital firm. From 1975 to 1991, Mr. Calhoun was a Managing Director of Credit Suisse First Boston Corporation, an investment banking firm. Mr. Calhoun is also a director of Interstate Bakeries Corporation and Lord Abbett Family of Funds.
          Harry C. Howard has served as a director of the Company since August 1993 and of Avondale Mills since July 1986. Mr. Howard retired from the law firm of King & Spalding LLP, where he had practiced law since 1956, as of December 31, 1992.
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
          James A. Rubright has served as a director of the Company since November 2000. Mr. Rubright serves as Chairman and Chief Executive Officer of Rock-Tenn Company, an integrated paperboard and packaging company. Before joining Rock-Tenn Company, Mr. Rubright served as Executive Vice President of Sonat, Inc., an energy company. Mr. Rubright is currently a director of Rock-Tenn Company, AGL Resources, Inc. and Oxford Industries, Inc.
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

          The directors of the Company are elected annually by the shareholders of the Company. During the fiscal year ended August 26, 2005, the Board of Directors of the Company held four meetings.
          The Compensation Committee of the Board of Directors during fiscal 2005 consisted of John P. Stevens, Chairman of the Compensation Committee, Dale J. Boden, Robert B. Calhoun and Kenneth H. Callaway. None of the Members of the Compensation Committee is an employee of the Company. The Compensation Committee’s principal responsibilities consist of establishing the compensation for the Company’s Named Executive Officers and administering the Company’s Stock Option Plan. During the fiscal year ended August 26, 2005, the Compensation Committee held one meeting. See Report on Executive Compensation.
          The Audit Committee of the Board of Directors during fiscal 2005 consisted of James A. Rubright, Chairman of the Audit Committee, Robert B. Calhoun, C. Linden Longino, Jr., and Harry C. Howard. None of the members of the Audit Committee is an employee of the Company. During the fiscal year ended August 26, 2005, the Audit Committee held five meetings.
          The Audit Committee meets with the independent public accountants, internal auditors and management in connection with its oversight responsibilities. The Audit Committee reviews the performance and fees of the independent public accountants prior to recommending their appointment, and meets with them, without management present, to discuss the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. Both the independent public accountants and the internal auditors have full access to the Audit Committee. A written charter for the Audit Committee was approved by the Board of Directors effective July 13, 2000.
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
          During fiscal 2005, the Company paid each non-employee director a quarterly fee of $6,250 plus reimbursement of out-of-pocket expenses. In addition, the Audit Committee Chairman is paid an annual fee of $5,000.
          On November 18, 2004, the Company adopted a Stock Option Plan for Non-employee Directors, under which 150,000 shares of the Company’s Class A Common Stock are reserved for issuance. Under the 2004 plan, the terms of which are essentially the same as the 1997 Stock Option Plan for Non-employee Directors which was terminated in January 2005, each director is automatically granted each year, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. Under the 1997 plan, 92,000 options granted to Non-employee Directors remain outstanding and exercisable. During fiscal 2003, 2004 and 2005, 14,000 non-qualified options were granted in each respective year under the two plans. At August 26, 2005, 136,000 non-qualified options remained available for grant.

ITEM 11. EXECUTIVE COMPENSATION.
Executive Compensation
     Summary Compensation Table. The table below sets forth certain information concerning the compensation earned during fiscal 2003, 2004 and 2005 by the Company’s Chief Executive Officer and its four other most highly compensated executive officers (collectively, the “Named Executive Officers”).
Summary Compensation Table

	Annual Compensation(1)
	Fiscal			All Other
Name and Principal Position	Year	Salary($)	Bonus($)(2)	Compensation($)(3)
G. Stephen Felker	2005	800,016	562,511	14,290
Chairman of the Board and Chief Executive Officer	2004	800,016	500,000	12,715
	2003	800,016	—	4,399

Jack R. Altherr, Jr	2005	363,348	332,849	9,141
Vice Chairman and Chief Financial Officer	2004	355,008	420,000	5,244
	2003	355,008	—	6,988

Keith M. Hull	2005	322,760	118,009	5,730
President and Chief Operating Officer	2004	298,032	90,000	3,364
	2003	298,032	—	4,990

Sharon L. Rodgers	2005	149,168	37,758	2,162
Vice President, Human Resources	2004	145,008	30,000	1,193
	2003	137,088	—	2,231

M. Delen Boyd	2005	129,340	32,500	2,835
Vice President, Controller and Secretary	2004	126,000	20,000	—
	2003	126,000	—	2,061

(1)	The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.

(2)	Amounts shown include cash bonuses earned under the Company’s management incentive plan, payments received in the Company’s distribution of cash profit sharing to all eligible associates of the Company and such other payments as the Compensation Committee of the Board of Directors elects to make based upon the Company’s and respective officer’s performance.

(3)	“All Other Compensation” consists of matching 401(k) contributions made by the Company to the Company’s Associate Profit Sharing and Savings Plan and life insurance premiums paid by the Company. The following table shows the amount received by each Named Executive Office in fiscal 2005:

	401(k) Matching	Life Insurance
	Contribution ($)	Premiums ($)
G. Stephen Felker	1,575	12,715
Jack R. Altherr, Jr.	1,575	7,566
Keith M. Hull	750	4,980
Sharon L. Rodgers	650	1,512
M. Delen Boyd	1,575	1,260

     Option Grants Table. The Company’s employee Stock Option Plan expired in July 2003. No options were granted to the named executive officers in fiscal 2004 and 2005.
     Aggregated Options Table. The table below sets forth certain information with respect to options held at the end of fiscal 2005 by each Named Executive Officer.
Fiscal Year End Option Values Table

Number of
	Shares Underlying	Value of
	Unexercised	Unexercised
	Options at	Options at
	Fiscal Year End	Fiscal Year End
	Exercisable/	Exercisable/
	Unexercisable	Unexercisable(1)
G. Stephen Felker	25,000 /-	$-/$-
Jack R. Altherr, Jr	25,000 /-	-/-
Keith M. Hull	25,000 /-	-/-
Sharon L. Rodgers	20,000 /-	-/-

M. Delen Boyd	5,000 /-	-/-

(1)	All options are options to purchase Class A Common Stock of Avondale Incorporated. There is no existing public market for the Class A Common Stock. The values shown are based on exercise prices of outstanding options, which exceed management’s estimate of the fair market value of the Class A Common Stock at August 26, 2005.

     Long-term Incentive Plans. The table below sets forth certain information with respect to phantom units held at the end of fiscal 2005 by each Named Executive Officer. No phantom units were awarded during fiscal 2005.
Long-term Incentive Plans — Units Held at August 26, 2005

	Aggregate		Estimated Future
	Phantom Units	Period Until	Payouts for All
Name	Held(1)	Payout (Years)	Phantom Units Held(2)
G. Stephen Felker	150	12	$327,654
Jack R. Altherr, Jr.	90	10	196,592
Keith M. Hull	90	13	196,592
Sharon L. Rodgers	—	—	—
M. Delen Boyd	30	16	65,531

(1)	Each phantom unit equals 398.606 phantom shares. The value of each phantom share is equal to the result obtained by dividing (i) five times Avondale’s earnings before depreciation, amortization, LIFO inventory adjustments, interest and income taxes for the 10 fiscal quarters immediately preceding such date divided by 2.5, plus (ii) certain “balance sheet adjustments” by the sum of (i) the aggregate number of outstanding phantom shares plus (ii) the aggregate number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company. Phantom units vest at the rate of 5% per year for each full and uninterrupted year that the Named Executive Officer remains employed by the Company after August 31, 1989, and vest fully if the Named Executive Officer dies before his employment is terminated. The value of vested phantom units is payable beginning on the later of the date on which the Named Executive Officer reaches the age of 65 or the date on which the employment of such Named Executive Officer terminates (the “Normal Payment Date”), in 10 equal annual installments, with interest equal to the one-year U.S. Treasury Bill rate in effect on the Normal Payment Date. If the Named Executive Officer dies before his employment with the Company is terminated, the value of his phantom units on the date of death is payable to his beneficiary as described above. If the Named Executive Officer dies after his Normal Payment Date, the present value of the balance of the annual installments is payable in a lump sum to his beneficiary. A Named Executive Officer will forfeit all interest in his Phantom Stock Units (whether or not vested) if he violates certain non-compete covenants applicable during such Named Executive Officer’s employment and for a period of five years after termination of such employment.

(2)	There are no threshold, target or maximum amounts payable with respect to phantom unit awards made by the Company. The amounts shown reflect the future value, excluding interest payable during the installment payment period, as of September 1, 2005, of vested and non-vested phantom units held at the end of fiscal 2005 based on the results of the Company for the 10 fiscal quarters ended August 26, 2005.

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
     In light of the Company’s compensation policy, the primary components of its executive compensation program for fiscal 2005 included base salaries, cash bonuses and stock options.
     Base Salary. Each executive officer’s base salary, including the Chief Executive Officer’s base salary, is determined based upon a number of factors including the executive officer’s responsibilities, contribution to the achievement of the Company’s business plan goals, demonstrated leadership skills and overall effectiveness, and length of service. Base salaries are also designed to be competitive with those offered in the various markets in which the Company competes for executive talent and are analyzed with a view towards desired base salary levels over a three-year to five-year time period. Each executive officer’s salary is reviewed annually and although these and other factors are considered in setting base salaries, no specific weight is given to any one factor. During fiscal 2005, the base salary paid to each Named Executive Officer other than the Chief Executive Officer in fiscal 2005 increased by 2.8% to 9.1%. Mr. Felker’s base salary has not been adjusted since November 1, 1995.
     Cash Bonuses. Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus under the management incentive plan. The Company’s management incentive plan is designed to motivate key managers and sales people as well as executive officers and reward the achievement of specific business plan goals. Under the Company’s management incentive plan, in fiscal 2005, certain executive officers were eligible to earn a cash bonus in an amount from 25% up to 125% of their respective base salaries depending on a number of factors including, without limitation, the Company’s financial performance and an evaluation of an individual officer’s performance. Under terms of the First Amendment of the Post-Merger Stock Transfer Agreement dated April 12, 2004, and attached as exhibit 10.50 to this annual report on Form 10-K, a series of cash bonus payments will be paid to Mr. Altherr, Vice Chairman and Chief Financial Officer. Such series of bonus payments included an initial payment of $300,000, paid upon the execution of the agreement, and a subsequent payment of $200,000 on the first day of fiscal 2005. Two remaining payments of $200,000 are payable on the first business day of fiscal 2006 and 2007, under the stipulation that Mr. Altherr must remain an employee of the Company through those dates. In addition, the executive officers may receive additional cash bonuses at the discretion of the Compensation Committee of the Board of Directors based upon the Company’s and the respective officer’s performance, including payments in lieu of profit sharing contributions under the Company’s Associate Profit Sharing and Savings Plan on compensation in excess of qualified plan limits. For fiscal 2005, the named executive officers received discretionary cash bonuses ranging from $32,500 to $562,511 per named executive officer.

     Stock Options. The grant of stock options is designed to align the interests of executive officers with those of shareholders in the Company’s long-term performance. Stock options granted have exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through long-term appreciation in the fair market value of the underlying shares. Stock options are granted from time to time if warranted by the Company’s growth and profitability and individual grants are based on, among other things, the executive officer’s responsibilities and individual performance. To encourage an executive officer’s long-term performance, stock options generally vest over five years and terminate ten years after the date of grant. The 1993 Avondale Incorporated Stock Option Plan was terminated in July 2003, accordingly, during fiscal 2005, no stock options were granted.

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
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee are Messrs. Boden, Callaway, Calhoun and Stevens. None of the members of the Compensation Committee have ever been an officer or employee of the Company. In addition, none of the Company’s executive officers serves as a member of a Compensation Committee of a Board of Directors of any entity that has one or more executive officers who serves on the Company’s Compensation Committee. As discussed below under the caption Certain Relationships and Related Party Transactions, Mr. Callaway, is president of Calgati Chemical Company, Ltd. During fiscal 2005, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $940,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The table below sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of November 4, 2005, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock, (ii) each of the Named Executive Officers, (iii) each of the directors of the Company and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.
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

	Beneficial Ownership		Beneficial Ownership
	of Class A		of Class B		Percentage
	Common Stock		Common Stock		Of
	Number	Percent	Number	Percent	Combined
Name of Beneficial Owner(1)	of Shares	Of Class	of Shares	of Class	Voting Power
G. Stephen Felker (2)	4,098,889	35.9%	978,939	100%	73.2%
Jack R. Altherr, Jr.(3)	132,199	1.2%	—	—	*
Keith M. Hull (4)	75,000	*	—	—	*
Sharon L. Rodgers (5)	21,000	*	—	—	*
Michael D. Boyd (6)	6,000	*	—	—	*
Dale J. Boden (7)	121,500	1.1%	—	—	*
Kenneth H. Callaway (8)	26,000	*	—	—	*
Robert B. Calhoun (9)(10)(11)	110,887	1.0%	—	—	*
Harry C. Howard (12)	61,000	*	—	—	*
C. Linden Longino, Jr. (13)	41,250	*	—	—	*
James A. Rubright (14)	14,500	*	—	—	*
John P. Stevens (15)	119,000	1.0%	—	—	*
Credit Suisse Group (16)(17)(18)	1,352,949	11.9%	—	—	4.4%
Grayward Company (19)	1,748,870	15.3%	—	—	5.6%
Equitable Trust Company (20)	1,748,870	15.3%	—	—	5.6%
Felker Investments, Ltd. (21)	2,093,750	18.4%	—	—	6.8%
All directors and executive officers As a group (16 persons)	4,827,225	41.6%	978,939	100%	75.1%

*	Less than 1%

(1)	Except as otherwise noted, the address of each person who is an officer or a director of the Company is c/o Avondale Mills, Inc., 506 South Broad Street, Monroe, Georgia 30655. Under Securities and Exchange Commission rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has the right to acquire within sixty (60) days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)	Includes (i) 2,093,750 shares of Class A Common Stock held of record by Felker Investments, Ltd., a partnership of which Mr. Felker is the general partner (as the general partner, Mr. Felker is deemed to beneficially own such shares under Rule 13d-3 under the Exchange Act), (ii) 978,939 shares of Class A Common Stock issuable upon conversion of the 978,939 shares of Class B Common Stock beneficially owned by Mr. Felker, (iii) 25,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Felker, which shares are deemed beneficially owned by Mr. Felker under Rule 13d-3 under the Exchange Act.

(3)	Includes 25,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Altherr, which shares are deemed beneficially owned by Mr. Altherr under Rule 13d-3 under the Exchange Act.

(4)	Includes 25,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Hull, which shares are deemed beneficially owned by Mr. Hull under Rule 13d-3 under the Exchange Act.

(5)	Includes 20,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Ms. Rodgers, which shares are deemed beneficially owned by Ms. Rodgers under Rules 13d-3 under the Exchange Act.

(6)	Includes 5,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Boyd, which shares are deemed beneficially owned by Mr. Boyd under Rules 13d-3 under the Exchange Act.

(7)	Reflects (i) 16,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Boden, which shares are deemed beneficially owned by Mr. Boden under Rule 13d-3 under the Exchange Act, (ii) 6,333 shares beneficially owned by Textile Capital Partners with respect to which Mr. Boden has shared voting and investment power, (iii) 8,500 shares beneficially owned by Textile Capital Partners II with respect to which Mr. Boden has shared voting and investment power, (iv) 90,000 shares beneficially owned by The Sterling Trust; Hilliard Lyons Trust Co. Trustee, with respect to which Mr. Boden is a beneficiary and has shared voting and investment power, and (v) 667 shares owned by Mr. Boden’s wife, for which Mr. Boden shares neither voting nor investment power. Mr. Boden is the majority shareholder of Textile Capital Partners and Textile Capital Partners II, and, consequently, is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by these entities.

(8)	Includes 16,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Callaway, which shares are deemed beneficially owned by Mr. Callaway under Rule 13d-3 under the Exchange Act.

(9)	The address of Mr. Calhoun is c/o Monitor Clipper Partners, 650 Madison Avenue, 9th Floor, New York, New York 10022.

(10)	Includes (i) 16,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Calhoun, which shares are deemed beneficially owned by Mr. Calhoun under Rule 13d-3 under the Exchange Act, and (ii) 95,472 shares of Class A Common Stock beneficially owned by Clipper Capital Associates LP (“CCA”).

(11)	Mr. Calhoun is the sole stockholder and a director of CCA. As a result, Mr. Calhoun and CCA are deemed to beneficially own all shares of Class A Common Stock beneficially owned by CCA.

(12)	Includes 16,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Howard, which shares are deemed beneficially owned by Mr. Howard under Rule 13d-3 under the Exchange Act.

(13)	Includes (i) 16,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Longino, which shares are deemed beneficially owned by Mr. Longino under Rule 13d-3 under the Exchange Act.

(14)	Includes 10,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Rubright, which shares are deemed beneficially owned by Mr. Rubright under Rule 13d-3 under the Exchange Act.

(15)	Includes (i) 13,000 shares beneficially owned by Mr. Stevens’ spouse, for which Mr. Stevens shares neither voting nor investment power, and (ii) 16,000 shares of Class A Common Stock issuable upon exercise of stock options beneficially owned by Mr. Stevens, which shares are deemed beneficially owned by Mr. Stevens under Rule 13d-3 under the Exchange Act.

(16)	The address of Credit Suisse Group (“CSG”) is 11 Madison Avenue, New York, NY 10010.

(17)	Includes (i) 670,496 shares of Class A Common Stock held of record by Merban Holding LP (“Merban”), (ii) 579,619 shares of Class A Common Stock held of record by Merchant Holding, Inc. (“Merchant”), and (iii) 102,834 shares of Class A Common Stock held of record by CS First Boston Merchant Investments 1995/96 LP (“CSFB”).

(18)	Merchant, a wholly-owned affiliate of CSG, is the general partner of Merban. CSG is the general partner of CSBF. Merchant, Merban and CSFB are all ultimately controlled by CSG, a Swiss company whose stock is publicly traded on the New York Stock Exchange. As a result, CSG is deemed to beneficially own all of the shares of Class A Common Stock beneficially owned by Merchant, Merban and CSFB.

(19)	Grayward Company’s address is c/o SunTrust Bank, Nashville, N.A., P.O. Box 305110, Nashville, Tennessee 37230. Grayward Company is a trust of which SunTrust Bank, Nashville, N.A. serves as trustee. As trustee, SunTrust Bank, Nashville, N.A. is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by Grayward Company.

(20)	Equitable Trust Company’s address is 4400 Harding Road, Nashville, Tennessee 37205. Equitable Trust Company serves as trustee for three related trusts and, as trustee, Equitable Trust Company is deemed to beneficially own under Rule 13d-3 under the Exchange Act all of the shares beneficially owned by the trusts.

(21)	The address of Felker Investments, Ltd. is c/o G. Stephen Felker, 506 South Broad Street, Monroe, Georgia 30655.
Equity Compensation Plan Information
     The following table gives information about the Company’s Class A Common Stock that may be issued upon exercise of options under the 1993 Avondale Incorporated Stock Option Plan and the 1997 and 2004 Avondale Incorporated Stock Option Plans for Non-employee Directors (the only stock compensation plans of the Company). Under the 1993 plan (approved by the shareholders of the Company), which was terminated in July 2003, 263,000 options granted to full time employees of the Company, including executive officers, remain outstanding and exercisable. Under the 1997 plan, which was terminated in January 2005, 92,000 options granted to Non-employee Directors remain outstanding and exercisable.

(c) Number of
Securities Remaining
Available for
	(a) Number of		Future Issuance
	Securities to be	(b) Weighted	Under Equity
	Issued Upon	Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected
Plan Category	Options	Options	in Column (a))
Equity Compensation plans approved by the security holders	263,000	$18.27	—

Equity Compensation plans not approved by the security holders	106,000	$15.95	136,000
     For discussion of the 1993 Avondale Incorporated Stock Option Plan, see “Note 13 Common Stock” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statement and Supplementary Data of this Annual Report on Form 10-K.

     On November 18, 2004, the Company adopted a Stock Option Plan for Non-employee Directors, under which 150,000 shares of the Company’s Class A Common Stock are reserved for issuance. Under the 2004 plan, the terms of which are essentially the same as the 1997 Stock Option Plan for Non-employee Directors which was terminated in January 2005, each director is automatically granted each year, on the fifth day following the annual shareholders meeting, a fully vested option to purchase 2,000 shares of Class A Common Stock, at an option price equal to the fair market value of such stock on the date the option is granted. Options granted are exercisable for a period of ten years, subject to certain limitations. Under the 1997 plan, 92,000 options granted to Non-employee Directors remain outstanding and exercisable. During fiscal 2003, 2004 and 2005, 14,000 non-qualified options were granted in each respective year under the two plans. At August 26, 2005, 136,000 non-qualified options remained available for grant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Kenneth H. Callaway, a director, is president of Calgati Chemical Company, Ltd. During fiscal 2005, the Company purchased specialty chemicals from Calgati Chemical Company, Ltd. in the aggregate amount of approximately $940,000.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     For fiscal 2004 and 2005, the Company retained Dixon Hughes PLLC (“DH”) to audit the consolidated financial statements and perform services normally provided by the accountant in connection with the review of registrant reports filed with the Securities and Exchange Commission, and provided compliance, tax advice and tax planning services in connection with the Company’s state and federal income tax returns. In addition, DH performed audit related services consisting of the audit of the Avondale Mills Associate Profit Sharing and Savings Plan for the plan years ended December 31, 2004 and 2005, and the audit of the financial statements of Funding for fiscal 2004 and 2005. The following summary discloses all fees paid or payable to DH for fiscal 2004 and 2005 (in thousands).

	2004	2005
Audit fees	$150	$150
Audit related fees	6	30
Tax fees	25	22

Total fees	$181	$202

     The Audit Committee pre-approves all auditing and permitted non-audit services and fees to be performed for the Company by its independent auditor. No audit work was performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     (a) 1. Financial Statements.
          The following consolidated financial statements of the Company and its consolidated subsidiaries and the Report of the Independent Public Accountants for the year ended August 26, 2005 are included in Part II, Item 8.
Report of Independent Public Accountants
Consolidated Balance Sheets as of August 27, 2004 and August 26, 2005
Consolidated Statements of Operations — Fiscal Years Ended August 29, 2003, August 27, 2004 and August 26, 2005
Consolidated Statements of Shareholders’ Equity — Fiscal Years Ended August 29, 2003, August 27, 2004 and August 26, 2005
Consolidated Statements of Cash Flows — Fiscal Years Ended August 29, 2003, August 27, 2004 and August 26, 2005
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules of the Company.

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits.

Exhibit
Number
3.1	—	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

3.3	—	Amended and restated bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 333-5455-01).

4.3	—	Indenture for the 10 1/4 Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

4.10	—	Exchange Agreement, dated as of May 27, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., Gabriel Capital, L.P. and Ariel Fund Limited (incorporated by reference to Exhibit 4.10 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.11	—	Exchange Agreement, dated as of July 1, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Allstate Life Insurance Company, Allstate Insurance Company, Allstate Plans’ Master Trust and Allstate Investments, LLC (incorporated by reference to Exhibit 4.11 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.12	—	Exchange Agreement, dated as of July 30, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., and Gabriel Capital, L.P. (incorporated by reference to Exhibit 4.12 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.13	—	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and 3V Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.13 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.14	—	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Deutsche Asset Management Inc. and Deutsche Investment Management Americas, Inc. (incorporated by reference to Exhibit 4.14 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.15	—	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and T. Rowe Price Associates, Inc. (incorporated by reference to Exhibit 4.15 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.16	—	Trustee Agreement, dated as of August 26, 2004, between Avondale Mills, Inc., Avondale Incorporated and Wachovia bank, N.A., as Trustee. (incorporated by reference to Exhibit 4.16 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.17	—	Felker Put Agreement, dated July 8, 2004, by and between Avondale Incorporated and G. Stephen Felker. (incorporated by reference to Exhibit 4.16 to Avondale Incorporated’s Annual Report on Form 10-K, dated August 27, 2004, File No. 33-68412).

10.6	—	Registration Rights Agreement, dated April 29, 1996 between Avondale Incorporated and the Persons listed therein (incorporated by reference to Exhibit 10.8 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.7	—	Shareholders Agreement, dated April 29, 1996 among Avondale Incorporated, the Investors listed therein, the Shareholders listed therein and Clipper Capital Partners, L.P., in its capacity as Purchaser Representative under the Agreement (incorporated by reference to Exhibit 10.9 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.10	—	Avondale Incorporated Stock Option Plan (incorporated by reference to Exhibit 10.12 to Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01).

10.11	—	Avondale Mills, Inc. Associate Profit Sharing and Savings Plan (incorporated by Reference to Exhibit 10.13 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.17	—	Phantom Unit Awards to G. Stephen Felker (incorporated by reference to Exhibit 10.19 To Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01).

10.18	—	Phantom Unit Awards to Jack R. Altherr, Jr. (incorporated by reference to Exhibit 10.21 to Avondale Incorporated’s Registration Statement on Form S-4, File No.333-5455-01).

10.19	—	Phantom Unit Awards to T. Wayne Spraggins (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-5455-01).

10.20	—	Phantom Unit Awards to Keith M. Hull (incorporated by reference to Exhibit 10.19 to Avondale Incorporated ‘s 1996 Annual Report on Form 10-K, File No. 33-68412).

10.21	—	Supply Agreement dated March 31, 1996 between the Company and B.F. Goodrich (incorporated by reference to Exhibit 10.24 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 33-5455-01).

10.22	—	Avondale Incorporated Stock Option Plan for Non-Employee Directors, Dated April 10, 1997 (incorporated by reference to Exhibit 10.23 to Avondale Incorporated’s 1997 Annual Report on Form 10-K, File No. 33-68412).

10.26	—	Consent and First Amendment between Avondale Mills, Inc. and B.F. Goodrich, Partial Assignment and Assumption of Supply Agreement between Avondale Mills, Inc., B.F. Goodrich and Noveon, Inc. (formerly B.F. Goodrich PMD Group) and Amendment and Partial Assignment of Supply Agreement, between Avondale Mills, Inc., B.F. Goodrich and C.H. Patrick & Co. (formerly CHP Acquisition Group, Inc.), all dated February 28, 2001 (incorporated by reference to Exhibit 10.26 to Avondale Incorporated’s 2001 Annual Report on Form 10-K, File No. 33-68412).

10.30	—	Master Security Agreement and related documents, dated July 30, 2002, among Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.30 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.31	—	Intercreditor Agreement, dated July 30, 2002 among Avondale Mills, Inc. The CIT Group/Equipment Financing, Inc. and various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.31 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.32	—	Sale and Contribution Agreement, dated as of August 30, 2002, among Avondale Mills, Inc., Avondale Incorporated and Avondale Funding, LLC (incorporated by reference to Exhibit 10.32 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.33	—	Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Funding, LLC, Redwood Receivables Corporation, Avondale Mills, Inc., and General Electric Capital Corporation (incorporated by reference to Exhibit 10.33 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.34	—	Annex X to Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement, each dated as of August 30, 2002 (incorporated by reference to Exhibit 10.34 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.35	—	Receivables Purchase Termination and Reassignment Agreement, dated August 30, 2002, among Manufacturers and Traders Trust Company, Avondale Receivables Master Trust, Avondale Receivables Company, Avondale Mills, Inc., Falcon Asset Securitization Corporation, and Bank One, N.A. (incorporated by reference to Exhibit 10.35 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.36	—	Blocked Account Agreement, dated August 30, 2002, among Wachovia Bank, National Association, Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.36 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.37	—	Intercreditor Agreement, dated August 30, 2002, among General Electric Capital Corporation, Wachovia Bank, National Association, Avondale Funding, LLC and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.37 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.38	—	Fifth Amendment to Second Amended and Restated Credit Agreement, dated August 30, 2002 among Avondale Mills, Inc., various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.38 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.39	—	Borrow Pledge Agreement, dated August 30, 2002 between Avondale Mills, Inc. various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.39 to Avondale Incorporated’s 2002 Annual Report on Form 10-K, File No. 33-68412).

10.40	—	Third Amended and Restated Credit Agreement dated, as of March 28, 2003, among Avondale Mills, Inc., various listed banks and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.40 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 31, 2003, File No. 33-68412).

10.41	—	Amendment No. 1 to Receivables Purchase and Servicing Agreement, and Sale and Contribution Agreement, dated as of March 28, 2003, by and among Avondale Funding, LLC, Redwood Receivables Corporation, Avondale Mills, Inc., and General Electric Capital Corporation (incorporated by reference to Exhibit 10.41 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 31, 2003, File No. 33-68412).

10.42	—	Amendment No. 2 to Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Mills, Inc. and General Electric Capital Corporation dated July 3, 2003 (incorporated by reference to Exhibit 10.42 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

10.43	—	Letter Agreement related to the Blocked Account Agreement, dated August 30, 2002, by and among Avondale Mills, Inc., Avondale Funding, LLC, General Electric Capital Corporation and Wachovia Bank, National Association, dated July 3, 2003 (incorporated by reference to Exhibit 10.43 to Avondale Incorporated’s Registration Statement on Form S-4, File No. 333-108353).

10.44	—	Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Market’s Group, Inc., and from time to time various Lenders, and various related agreements (incorporated by reference to Exhibit 10.44 to Avondale Incorporated’s 2003 Annual Report on Form 10-K, File No. 33-68412).

10.45	—	Amendment No. 3 to Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation, dated November 7, 2003 (incorporated by reference to Exhibit 10.45 to Avondale Incorporated’s 2003 Annual Report on Form 10-K, File No. 33-68412).

10.46	—	Intercreditor Agreement, dated as of November 7, 2003, by and among General Electric Capital Corporation, Avondale Funding, LLC and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.46 to Avondale Incorporated’s 2003 Annual Report on Form 10-K, File No. 33-68412).

10.47	—	Wavier and Amendment No. 1 to Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Markets Group, Inc., and from time to time various Lenders, dated January 22, 2004 (incorporated by reference to Exhibit 10.47 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended February 27, 2004, File No. 33-68412).

10.48	—	Amendment No. 4 to Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among Avondale Mills, Inc., Avondale Funding, LLC and General Electric Capital Corporation, dated January 22, 2004 (incorporated by reference to Exhibit 10.48 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended February 27, 2004, File No. 33-68412).

10.49	—	Amendment No. 1 to Master Security Agreement, dated July 30, 2002, between Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc., dated February 24, 2004 (incorporated by reference to Exhibit 10.48 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended February 27, 2004, File No. 33-68412).

10.50	—	First Amendment to the Post-Merger Stock Transfer and Repurchase Agreement, dated as of August 1993, by and among Avondale Incorporated, Jack R. Altherr, Jr. and G. Stephen Felker, dated April 12, 2004. Corporation (incorporated by reference to Exhibit 10.50 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended May 28, 2004, File No. 33-68412).

10.51	—	Consent and Amendment No. 2 to Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Markets Group, Inc., and from time to time various Lenders, dated May 26, 2004 (incorporated by reference to Exhibit 10.51 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

10.52	—	Consent and Amendment No. 3 to Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Markets Group, Inc., and from time to time various Lenders, dated July 1, 2004 (incorporated by reference to Exhibit 10.52 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

10.53	—	Consent to Credit Agreement, dated as of November 7, 2003, among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc. and General Electric Capital Corporation, GECC Capital Markets Group, Inc., and from time to time various Lenders, dated July 28, 2004 (incorporated by reference to Exhibit 10.53 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

10.54	—	Amendment No. 2 to Master Security Agreement, dated July 30, 2002, between Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 10.54 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

10.55	—	Avondale Incorporated Stock Option Plan for Non-Employee Directors, Dated November 18, 2004 (incorporated by reference to Exhibit 4.18 to Avondale Incorporated’s quarterly report on Form 10-Q for the period ended November 26, 2004, File No. 33-68412).

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

14.1	—	Code of Ethics For Senior Executive and Financial Officers (incorporated by reference to Exhibit 10.46 to Avondale Incorporated’s 2003 Annual Report on Form 10-K, File No. 33-68412).

21.1	—	List of Subsidiaries.

31.1	—	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	—	Charter of the Audit Committee of the Board of Directors, adopted effective July 13, 2000 (Incorporated by reference to Exhibit 5.1 to Avondale Incorporated’s 2000 Annual Report on Form 10-K, File No. 33-68412).

(c)	See Item 15(a)(3).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVONDALE INCORPORATED

By: /s/ G. STEPHEN FELKER

Name: G. Stephen Felker
Title: Chairman of the Board and
Chief Executive Officer
Date: November 11, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

Principal Executive Officer and Director:

/s/ G. STEPHEN FELKER	Chairman of the Board and Chief Executive Officer	November 11, 2005

G. Stephen Felker

Principal Financial and Accounting Officer:

/s/ JACK R. ALTHERR, JR.	Vice Chairman, Chief Financial Officer and Director	November 11, 2005

Jack R. Altherr, Jr.

Directors:

/s/ DALE J. BODEN	Director	November 11, 2005

Dale J. Boden

/s/ ROBERT B. CALHOUN	Director	November 11, 2005

Robert B. Calhoun

/s/ KENNETH H. CALLAWAY	Director	November 11, 2005

Kenneth H. Callaway

/s/ HARRY C. HOWARD	Director	November 11, 2005

Harry C. Howard

/s/ C. LINDEN LONGINO, JR.	Director	November 11, 2005

C. Linden Longino, Jr.

/s/ JAMES A. RUBRIGHT	Director	November 11, 2005

James A. Rubright

/s/ JOHN P. STEVENS	Director	November 11, 2005

John P. Stevens

Schedule II
AVONDALE INCORPORATED
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Balance	Charged to		Balance
		at Beginning	and Costs	(A)	at End of
	Description	of Period	Earnings	Deductions	Period
Year Ended August 29, 2003	Allowance for doubtful accounts	2,199	(318)	(14)	1,867
Year Ended August 27, 2004	Allowance for doubtful accounts	1,867	31	(883)	1,015
Year Ended August 26, 2005	Allowance for doubtful accounts	1,015	(45)	(161)	809

(A)	Deductions represent customer account balances written off during the period.