Form 10-Q
period 2005-11-25
AVONDALE INC
filed 2006-01-09
CIK 911634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 25, 2005
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
Registrant’s telephone number, including area code: (770) 267-2226
Former name, former address and former fiscal year, if changed since last report: N/A
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     As of January 6, 2006, the registrant had 11,394,160 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

INDEX TO FORM 10-Q
AVONDALE INCORPORATED

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AVONDALE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		Nov. 25,
	Aug. 26,	2005
	2005	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,933	$3,664
Accounts receivable, less allowance for doubtful accounts of $809 at August 26, 2005 and $851 at November 25, 2005	65,170	27,960
Inventories	83,194	89,722
Prepaid expenses	535	1,749
Insurance claims receivable	5,266	13,409
Income taxes refundable	144	76

Total current assets	159,242	136,580
Assets held for sale	700	2,458
Property, plant and equipment
Land	6,262	6,263
Buildings	76,068	76,068
Machinery and equipment	461,931	418,829

	544,261	501,160
Less accumulated depreciation	(386,646)	(356,253)

	157,615	144,907
Goodwill	2,951	2,951
Other assets	5,374	5,436

	$325,882	$292,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,588	$18,294
Accrued compensation, benefits and related expenses	11,825	10,470
Accrued interest	2,322	4,514
Other accrued expenses	8,781	8,498
Long-term debt due in one year	4,325	4,325

Total current liabilities	58,841	46,101

Long-term debt	136,539	135,458
Deferred income taxes and other long-term liabilities	25,742	17,920
Shareholders’ equity
Preferred stock
$.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized; issued and outstanding – 11,394 shares at August 26, 2005 and November 25, 2005	114	114
Class B, $.01 par value; 5,000 shares authorized; issued and outstanding – 979 shares at August 26, 2005 and November 25, 2005	10	10
Capital in excess of par value	39,170	39,170
Retained earnings	65,466	53,559

Total shareholders’ equity	104,760	92,853

	$325,882	$292,332

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended
	Nov. 26,	Nov. 25,
	2004	2005
Net sales	$151,090	$98,890

Operating costs and expenses

Cost of goods sold	132,404	95,366

Depreciation	8,617	7,447

Selling and administrative expenses	6,142	5,922

Facility restructuring charges	—	4,800

Operating income (loss)	3,927	(14,645)

Interest expense, net	3,757	3,774
Discount and expenses on sales of receivables	581	493
Gain on extinguishment of debt	(162)	—
Other, net	(573)	130

Income (loss) before income taxes	324	(19,042)

Provision for (benefit of) income taxes	125	(7,135)

Net income (loss)	$199	$(11,907)

Per share data:

Net income (loss)-basic	$.02	$(.96)

Net income (loss)-diluted	$.02	$(.96)

Dividends declared	$—	$—

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Thirteen Weeks Ended
	Nov. 26,	Nov. 25,
	2004	2005
Operating activities
Net income (loss)	$199	$(11,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,839	7,628
Provision for (benefit of) deferred income taxes	131	(7,209)
Loss (gain) on disposal of property, plant and equipment, facility restructuring and assets held for sale	(406)	4,446
Gain on extinguishment of debt	(162)	—
Sale of accounts receivable, net	(8,052)	13,387
Changes in operating assets and liabilities	(1,979)	(5,590)

Net cash provided by (used in) operating activities	(1,430)	755

Investing activities
Purchases of property, plant and equipment	(1,501)	(1,203)
Proceeds from sale of property, plant and equipment and assets held for sale	714	260

Net cash used in investing activities	(787)	(943)

Financing activities
Reduction in long-term debt	(1,081)	(1,081)

Net cash used in financing activities	(1,081)	(1,081)

Decrease in cash and cash equivalents	(3,298)	(1,269)

Cash and cash equivalents at beginning of period	5,481	4,933

Cash and cash equivalents at end of period	$2,183	$3,664

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 25, 2005
     1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Avondale Incorporated and its wholly owned subsidiary, Avondale Mills, Inc. (“Avondale Mills”) (collectively, the “Company”). Avondale Funding LLC (“Funding”), a special purpose subsidiary of Avondale Mills, provides financing through the sale of accounts receivable generated by the Company. The Company accounts for its investment in Funding using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The August 26, 2005 balance sheet has been derived from the audited financial statements at that date. The accounting policies and basis of presentation followed by the Company are presented in Note 1 to the August 26, 2005 audited consolidated financial statements.
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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation. Operating results for the thirteen weeks ended November 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2006.
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
     Initial recovery efforts focused on restarting equipment and production of goods for customers. These early efforts included installation of temporary boilers, replacement of electrical distribution, compressors and computers, and repairs to damaged facilities and machinery. As a result, operations in all facilities and shipments of finished goods from all of the Company’s distribution centers were resumed in an orderly manner. However, early efforts to halt the corrosive effects of the chlorine exposure were not successful and equipment failures continue to be experienced.
     Current recovery efforts, using protocols developed during the past several months in concert with the Company’s property insurer, are focused first on the cleaning and restoration of affected buildings, and secondly on the cleaning and restoration of affected equipment within those buildings. To the extent that the protocols prove unable to adequately restore the equipment to pre-loss condition, the equipment will be replaced. These actions cannot be completed without the systematic, temporary shut down of the affected equipment. The Company intends to schedule the restoration and replacement process to minimize the amount of equipment offline at any given time. However, full remediation to pre-loss condition will result in continued, significant disruption of the Company’s business operations and in reduction of the Company’s productive capacities and efficiencies.
     The Company continues to assess the extent of losses due to the January 6, 2005 train derailment and chlorine spill but at this time is unable to estimate the full amount of loss. The significant disruption to the Company’s business caused by the resulting equipment failures and ongoing recovery efforts adversely impacted the Company’s operating results for fiscal 2005 and the thirteen weeks ended November 25, 2005. The Company will continue to suffer losses caused by this incident in future periods.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
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
     In connection with the incident, the Company incurred payroll continuation costs of approximately $2.8 million and various clean up, restoration and replacement costs of approximately $52.5 million during fiscal 2005, and additional clean up and restoration costs of approximately $28.1 million during the thirteen weeks ended November 25, 2005. As part of the ongoing adjustment of its insurance claims, the Company received interim payments from its insurer totaling $50.0 million during fiscal 2005, and $20.0 million during the thirteen weeks ended November 25, 2005. The Company recorded an insurance claims receivable of $13.4 million at November 25, 2005, equal to the excess of these costs incurred over the interim insurance payments received. Other costs incurred but not specifically recoverable under the provisions of the Company’s insurance policies, including policy deductibles, were expensed in the periods incurred, and amounted to $956,000 during fiscal 2005 and $676,000 during the thirteen weeks ended November 25, 2005. The Company expects to request additional interim payments from its insurer as the recovery progresses and additional costs are incurred. However, the Company must continue to provide funding of the clean up, restoration and replacement costs incurred in advance of the interim insurance payments as well as funding of the substantial costs and losses incurred as a result of the significant disruption to the Company’s operations. If the Company experiences delays in collecting the existing insurance claims receivable or future amounts due from insurance claims, its financial condition and results of operations could be materially adversely affected and clean up, restoration and replacement efforts could be delayed.
     The insurance claims receivable noted above does not include the substantial costs and losses incurred as a result of the significant disruption to the Company’s operations. The Company expects to recover these higher operating costs and lost profits under its business interruption insurance coverage and by third party claims. The Company has not recognized gains relating to recovery of lost profits, involuntary conversions of assets or recovery of other such losses since the incident, as such amounts are contingent upon final settlement with respective insurers and third parties. There can be no assurance that the Company will be able to recover the full amount of these costs and losses from insurers and third parties.
     See discussion concerning a related lawsuit filed against Norfolk Southern in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2005. Also, see further discussion of damage to manufacturing facilities and resulting rationalization of productive capacity in Note 8 Facility Restructuring in these condensed consolidated financial statements.
     3. Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 26,	Nov. 25,
	2005	2005
Finished goods	$34,891	$38,115
Work in process	31,855	33,910
Raw materials	6,702	8,138
Dyes and chemicals	4,147	4,035

Inventories at FIFO	77,595	84,198

Adjustment of carrying value to LIFO basis, net of market adjustment	—	—

	77,595	84,198
Supplies at average cost	5,599	5,524

	$83,194	$89,722

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
     The Company’s inventories at November 25, 2005 under the last-in, first-out (“LIFO”) method and the related impact on the statement of operations for the thirteen weeks then ended have been recorded using estimated quantities and costs as of August 25, 2006, the end of fiscal 2006. As actual inventory quantities and costs at August 25, 2006 could differ significantly from these estimates, the inventory amounts at November 25, 2005 and the operating results for the thirteen weeks ended November 25, 2005 are not necessarily indicative of the inventory amounts at August 25, 2006 and operating results for fiscal 2006 to be recorded using the final LIFO calculations.
     4. Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended
	Nov. 26,	Nov. 25,
	2004	2005
Weighted average shares outstanding — basic	12,373	12,373
Effect of employee stock options	—	—

Weighted average shares outstanding — diluted	12,373	12,373

     If the Company had elected to record stock-based compensation in accordance with the fair value method and the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, reported net income and earnings per share would be adjusted to the pro forma amounts as shown below (amounts in thousands, except per share data):

	Thirteen Weeks Ended
	Nov. 26,	Nov. 25,
	2004	2005
Net income (loss) as reported	$199	$(11,907)
Pro forma stock-based compensation, net of income taxes	(9)	—

Pro forma net income (loss)	$190	$(11,907)

Per share data:
Net income (loss)-basic as reported	$.02	$(.96)

Net income (loss)-basic pro forma	$.02	$(.96)

Net income (loss)-diluted as reported	$.02	$(.96)

Net income (loss)-diluted pro forma	$.02	$(.96)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
     5. Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended
	Nov. 26,	Nov. 25,
	2004	2005
Revenues:
Apparel fabrics	$118,584	$81,939
Yarns	46,909	30,538
Other	8,428	9,273

	173,921	121,750
Less inter-segment sales	22,831	22,860

Total	$151,090	$98,890

Income (loss):
Apparel fabrics	$2,848	$(5,733)
Yarns	2,980	(448)
Other	1,215	638
Facility restructuring charges	—	(4,800)
Unallocated	(3,116)	(4,302)

Total operating income (loss)	3,927	(14,645)
Interest expense, net	3,757	3,774
Discount and expenses on sale of receivables	581	493
Gain on extinguishment of debt	(162)	—
Other, net	(573)	130

Income (loss) before income taxes	$324	$(19,042)

     6. Post Retirement Benefits: The estimated cost of post retirement benefits is recorded ratably over the service lives of the associates expected to receive such benefits. The Company provides certain life and medical insurance benefits which were granted in 1964 to a closed group of associates, the majority of whom are now retired. The table below details the estimated net periodic benefit of the Company’s post retirement benefits (amounts in thousands).

	Thirteen Weeks Ended
	Nov. 26,	Nov. 25,
	2004	2005
Components of net periodic benefit:
Service cost	$—	$—
Interest cost	53	45
Amortization of prior service cost	(127)	(127)
Amortization of loss	—	10

Net periodic benefit	$(74)	$(72)

     Payment of post retirement benefits for the thirteen weeks ended November 26, 2004 and November 25, 2005 amounted to $283,000 and $110,000, respectively, and is forecasted to be approximately $460,000 for the full fiscal year ending August 25, 2006.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
     7. New Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board issued Statement No. 151, Inventory Costs, as an amendment of ARB No. 43, chapter 4, clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense, and is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The adoption of the provisions of Statement No. 151 for the thirteen weeks ended November 25, 2005 had no impact on the Company’s condensed consolidated financial statements.
     In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payments, which requires that companies record the fair value of their stock-based compensation arrangements on the date they are granted to employees, as a liability or as a component of equity, depending on whether the obligations can be settled in cash or stock. Regardless of treatment as liabilities or equity, these amounts must be expensed over the vesting period of the compensation arrangements. Statement No. 123R is effective for the first annual reporting period beginning after December 15, 2005. Non public-equity companies that used the minimum value method of measuring stock options, for either recognition or pro forma disclosure under earlier applicable statements, will apply Statement No. 123R prospectively for new stock-based compensation arrangements and the unvested portion of existing arrangements. The Company does not believe the adoption of Statement No. 123R will have a material impact on the Company’s condensed consolidated financial statements.
     In December 2004, the Financial Accounting Standards Board issued Statement No. 153, Exchange of Nonmonetary Assets, an amendment to APB No. 29. The guidance in APB No. 29 included certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption the provisions of Statement No. 153 for the thirteen weeks ended November 25, 2005 had no impact on the Company’s condensed consolidated financial statements.
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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
     8. Facility Restructuring: As described in Note 2, the January 6, 2005 train derailment and chlorine spill have resulted in significant disruption to the Company’s business operations. The Company attempted to maintain pre-loss production schedules and output, but the extent and consequences of the damage were too great to continue to do so. To accommodate full remediation of its facilities, the Company reduced productive capacity. Due to product flow and interdependence of the Company’s manufacturing facilities, this reduction impacted operations of several facilities.
     In October 2005, the Company reduced the capacity of a major fabric finishing facility located in Graniteville, South Carolina by approximately 50%. Along with this reduction in finishing capacity and corresponding reduction in internal greige fabric requirements, weaving production of an integrated manufacturing facility located in Graniteville was consolidated into two other weaving operations located in Graniteville. Furthermore, with the reduction in weaving production and corresponding reduction in internal yarn requirements, the open-end spinning production of an integrated manufacturing facility located in Graniteville was shut down.
     In connection with these actions, the Company recorded facility restructuring charges of $4.8 million during the thirteen weeks ended November 25, 2005, including non-cash charges of approximately $4.5 million to write down the excess equipment created by the restructuring to estimated net realizable value and approximately $300,000 to accrue minor disposal and other non-operating costs. As the Company plans to sell the excess equipment, the estimated net realizable value of approximately $1.8 million was reclassified to assets held for sale in the Company’s condensed consolidated balance sheet at November 25, 2005. The Company expects to complete the restructuring and sale of excess equipment by the end of the Company’s second quarter of fiscal 2006. At November 25, 2005, approximately $135,000 of minor disposal costs remained unpaid and was included in other accrued expenses in the Company’s condensed consolidated balance sheet.
     9. Contingencies: The Company is involved in certain environmental matters and claims. The Company has identified those environmental matters where it is probable that expenditures will be required, including a pond with certain contamination and land previously used as a landfill, both acquired in a 1996 transaction, and various other minor environmental matters that are expected to be resolved by much smaller expenditures. Based on discussions with outside consultants and regulatory authorities, the Company believes that the costs to provide full remediation of these items will be between $1.5 million and $2.5 million and, accordingly, has established a reserve of $2.1 million to cover the costs to investigate, monitor and remediate these environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.
     For discussion of certain legal proceedings to which the Company is a party, see Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2005. There have been no significant changes in the matters reported, other than as disclosed under the caption “Legal Proceedings” included under Part II, Item 1 of this Quarterly Report of Form 10-Q. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes will have a material adverse effect on the Company’s financial condition or results of operations.
     10. Subsequent Events: In anticipation of the impact of the Company’s reduced operating results and cash flows and the ongoing funding of the clean up and restoration expenditures related to the January 6, 2005 train derailment and chlorine spill, the Company initiated discussions in November 2005 with The CIT Group to request an amendment of the financial covenants contained in the equipment note and with GE Capital Corporation (“GECC”) to increase availability under the revolving credit facility and the receivables securitization facility as well as to amend the financial covenants contained in those facilities. At November 25, 2005, the balance outstanding on the equipment note was $8.1 million. No balance was outstanding against the revolving credit facility and $30.3 million of investments by GECC under the receivables securitization were outstanding at November 25, 2005.

     On December 28, 2005, the Company executed an amendment to the fixed charge coverage ratio and minimum tangible net worth financial covenants contained in the equipment note. In particular, the fixed charge coverage ratio (defined at the ratio of Adjusted EBITDA less dividends for the preceding four fiscal quarters to the sum of consolidated interest expense, discount and expenses on sales of receivables and current portion of long term debt for the same period) was reduced from 1.50 to 1.25 for the first quarter of fiscal 2006, to 1.00 for the second, third and fourth quarters of fiscal 2006 and to 1.25 for the first quarter of fiscal 2007. In addition, the minimum tangible net worth covenant was reduced from $100 million to $85 million for the first quarter of fiscal 2006 and to $75 million for each quarter beginning with the second quarter of 2006 through the second quarter of fiscal 2007. As amended, the Company is in compliance with these covenants. An amendment fee of $30,000 was paid to The CIT Group, the holder of the equipment note.
     The Company is continuing to pursue its discussions with GECC to amend the revolving credit facility and the receivables securitization facility, and has received preliminary approval which will enhance availability under the receivables securitization facility, eliminate the availability block under the revolving credit facility, decrease the minimum excess availability threshold for applicability of the financial covenants, and revise the fixed charge coverage and minimum EBITDA financial covenants. If final approval is obtained, the Company expects the amendments to be effective from the first quarter of fiscal 2006 through the second quarter of fiscal 2007. The Company is in compliance with the current covenants of these facilities. However, at this time, the Company cannot be certain that the requested amendments to the revolving credit facility and the receivables securitization facility will be obtained on favorable terms, or at all. Failure to obtain the requested amendments could result in failure to comply with one or more of these covenants in future periods and could have a material adverse effect on the Company’s financial condition.
     11. Consolidating Guarantor and Nonguarantor Financial Information: The following condensed consolidating financial information presents balance sheets, statements of operations and statements of cash flows of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 2013 Notes and the 2012 Notes issued by Avondale Mills. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and nonguarantor of the Notes, operates a denim manufacturing facility and warehouse operation located in South Carolina.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS
November 25, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$3,664	$—	$—	$—	$3,664
Accounts receivable	27,957	—	3	—	27,960
Inventories	89,722	—	—	—	89,722
Prepaid expenses	1,749				1,749
Insurance claims receivable	13,409				13,409
Income taxes refundable	76	—	—	—	76

Total current assets	136,577	—	3	—	136,580
Assets held for sale	2,458	—	—	—	2,458
Property, plant and equipment
Land	6,067	—	196	—	6,263
Buildings	64,318	—	11,750	—	76,068
Machinery and equipment	380,919	—	37,910	—	418,829

	451,304	—	49,856	—	501,160
Less accumulated depreciation	(322,429)	—	(33,824)	—	(356,253)

	128,875	—	16,032	—	144,907
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	5,012	82,374	—	(87,386)	—
Other assets	5,436	—	—	—	5,436

	$281,309	$82,374	$16,035	$(87,386)	$292,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,334	$—	$960	$—	$18,294
Accrued compensation, benefits and related expenses	10,289	—	181	—	10,470
Accrued interest	4,514	—	—	—	4,514
Other accrued expenses	8,495	—	3	—	8,498
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	44,957	—	1,144	—	46,101
Long-term debt	135,458	—	—	—	135,458
Deferred income taxes and other long term liabilities	17,920	—	—	—	17,920
Due to (from) subsidiaries	600	(10,479)	9,879	—	—
Shareholders’ equity	82,374	92,853	5,012	(87,386)	92,853

	$281,309	$82,374	$16,035	$(87,386)	$292,332

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS
August 26, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4,933	$—	$—	$—	$4,933
Accounts receivable	65,167	—	3	—	65,170
Inventories	83,194	—	—	—	83,194
Prepaid expenses	535	—	—	—	535
Insurance claims receivable	5,266	—	—	—	5,266
Income taxes refundable	144	—	—	—	144

Total current assets	159,239	—	3	—	159,242
Assets held for sale	700	—	—	—	700
Property, plant and equipment
Land	6,067	—	195	—	6,262
Buildings	64,318	—	11,750	—	76,068
Machinery and equipment	424,036	—	37,895	—	461,931

	494,421	—	49,840	—	544,261
Less accumulated depreciation	(353,727)	—	(32,919)	—	(386,646)

	140,694	—	16,921	—	157,615
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	5,668	94,299	—	(99,967)	—
Other assets	5,374	—	—	—	5,374

	$314,626	$94,299	$16,924	$(99,967)	$325,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,662	$—	$926	$—	$31,588
Accrued compensation, benefits and related expenses	11,720	—	105	—	11,825
Accrued interest	2,322	—	—	—	2,322
Other accrued expenses	8,779	—	2	—	8,781
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	57,808	—	1,033	—	58,841
Long-term debt	136,539	—	—	—	136,539
Deferred income taxes and other long term liabilities	25,742	—	—	—	25,742
Due to (from) subsidiaries	238	(10,461)	10,223	—	—
Shareholders’ equity	94,299	104,760	5,668	(99,967)	104,760

	$314,626	$94,299	$16,924	$(99,967)	$325,882

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended November 25, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$98,890	$29	$15,830	$(15,859)	$98,890
Operating costs and expenses
Cost of goods sold	95,216	—	15,976	(15,826)	95,366
Depreciation	6,542	—	905	—	7,447
Selling and administrative expenses	5,955			(33)	5,922
Facility restructuring charges	4,800	—	—	—	4,800

Operating income (loss)	(13,623)	29	(1,051)	—	(14,645)
Interest expense, net	3,774	—	—	—	3,774
Discount and expenses on sales of receivables	493	—	—	—	493
Other, net	130	—	—	—	130

Income (loss) before income taxes	(18,020)	29	(1,051)	—	(19,042)
Provision for (benefit of) income taxes	(6,751)	11	(395)	—	(7,135)
Equity in loss of subsidiary	(656)	(11,925)	—	12,581	—

Net loss	$(11,925)	$(11,907)	$(656)	$12,581	$(11,907)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended November 25, 2005
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net loss	$(11,925)	$(11,907)	$(656)	$12,581	$(11,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,723	—	905	—	7,628
Benefit of deferred income taxes	(7,209)	—	—	—	(7,209)
Loss on disposal of property, plant and equipment, facility restructuring and assets held for sale	4,446	—	—	—	4,446
Sale of accounts receivable, net	13,387	—	—	—	13,387
Changes in operating assets and liabilities	(5,339)	(18)	(233)	—	(5,590)
Equity in loss of subsidiary	656	11,925	—	(12,581)	—

Net cash provided by operating activities	739	—	16	—	755

Investing activities
Purchase of property, plant and equipment	(1,187)	—	(16)	—	(1,203)
Proceeds from sale of property, plant and equipment and assets held for sale	260	—	—	—	260

Net cash used in investing activities	(927)	—	(16)	—	(943)
Financing activities
Reductions in long term debt	(1,081)	—	—	—	(1,081)

Net cash used in financing activities	(1,081)	—	—	—	(1,081)

Decrease in cash and cash equivalents	(1,269)	—	—	—	(1,269)

Cash and cash equivalents at beginning of period	4,933	—	—	—	4,933

Cash and cash equivalents at end of period	$3,664	$—	$—	$—	$3,664

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
November 25, 2005
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
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
     The Company believes the following accounting policies are critical to the presentation and understanding of its financial condition and the results of its operations and involve the more significant judgments and estimates utilized in the preparation of its condensed consolidated financial statements:
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
     The Company generates funds through the sale of accounts receivable, at a discount and without recourse, to a special purpose subsidiary established to facilitate the acquisition and subsequent resale of certain accounts receivable to GECC. The discount rate on the accounts receivable purchased from the Company is established periodically by the subsidiary based on the fair market value of the receivables. The Company includes in accounts receivable in its condensed consolidated balance sheets the portion of accounts receivable sold to the subsidiary, which have not been resold to GECC.
     Derailment related expenditures and insurance claims receivable: The Company recognizes a liability for costs related to the clean up, restoration and replacement of facilities and equipment damaged by the January 6, 2005 train derailment and chlorine spill, generally at the time materials are received or services are rendered. While the Company anticipates that significant costs associated with the restoration efforts will continue for the foreseeable future, the amount and timing of such costs cannot be predicted, since continued expenditures are dependent upon the corrosive nature of the chlorine spilled and the success of specific restoration efforts. The Company establishes a receivable for those costs incurred which are recoverable from its insurance provider. The Company has received interim insurance payments from its insurer, and expects to request additional interim insurance payments as the recovery progresses and additional costs are incurred. Other costs which are not specifically recoverable from insurers, including policy deductibles, are expensed in the period incurred. Gains related to recovery of business interruption losses caused by the significant disruption to the Company’s operations, involuntary conversions of assets and other such losses are recognized upon settlement of claims with insurers or third parties. For related discussion, see the caption “January 6, 2005 Train Derailment” included under Part I, Item 2 of this Quarterly Report on Form 10-Q.

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
     Long-Lived Assets: The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and assets held for sale. The associated depreciation and amortization periods are reviewed on an annual basis. Estimated recoverability of long lived assets is based on the anticipated undiscounted and discounted cash flows from operations, as appropriate, or in the case of assets held for sale, the lower of historical carrying cost or estimated net realizable value. Goodwill is not amortized, but is tested for impairment on an annual basis, or as significant events or changes in conditions affecting its value occur. Management believes that long-lived assets included in the accompanying condensed consolidated balance sheets are appropriately valued.
     Revenue Recognition: The Company records revenues principally when products are shipped to customers. Generally, risks of ownership pass to customers when goods are shipped, or in circumstances where risk of ownership passes upon delivery, all such shipments are made under fixed price and delivery terms. Consistent with recognized practice in the textile industry, the Company also records revenues to a lesser extent throughout the fiscal year on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. These goods are effectively segregated from inventory that is available for sale, the risks of ownership of the goods have passed to the customer, and the remittance terms and collection experience on the related invoicing is consistent with all other sales by the Company. All international sales are denominated in U.S. dollars. All amounts billed to customers for shipping and handling are included in net sales in accordance with Emerging Issues Task Force Statement No. 00-10.
     Income Taxes: The Company evaluates its income tax benefits and obligations, including estimates of tax payments currently due, future tax benefits and future tax obligations arising from differing treatment of items for tax and accounting purposes, and benefits of net operating loss carry forwards, when preparing its condensed consolidated financial statements. These future benefits and future obligations result in income tax assets and liabilities, which are recorded after careful consideration of the likelihood that these benefits and obligations will be realized and settled. To the extent that recovery of future tax benefits cannot be considered “more likely than not”, a valuation allowance is established. Management believes that future tax benefits included in the accompanying condensed consolidated balance sheets are appropriately recorded.

     Contingencies: The Company is involved in certain environmental matters and claims. The Company has identified those environmental matters where it is probable that expenditures will be required, including a pond with certain contamination and land previously used as a landfill, both acquired in a 1996 transaction, and various other minor environmental matters that are expected to be resolved by much smaller expenditures. Based on discussions with outside consultants and regulatory authorities, the Company believes that the costs to provide full remediation of these items will be between $1.5 million and $2.5 million and, accordingly, has established a reserve of $2.1 million to cover the costs to investigate, monitor and remediate these environmental conditions. If more costly remediation measures are necessary than those believed to be probable based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.
     For discussion of certain legal proceedings to which the Company is a party, see Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2005 and Item 1 “Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q. The Company is not currently a party to litigation that management, in consultation with legal counsel, believes would have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS
Thirteen Weeks Ended November 25, 2005 Compared to Thirteen Weeks Ended November 26, 2004
     Net Sales. Net sales decreased 34.5% to $98.9 million for the thirteen weeks ended November 25, 2005 from $151.1 million for the thirteen weeks ended November 26, 2004. The decrease in net sales for the thirteen weeks ended November 25, 2005 reflected the substantial disruption of operations throughout the Company caused by the January 6, 2005 train derailment and chlorine spill and resulting equipment failures and ongoing recovery efforts, and the subsequent reduction of the Company’s productive capacities to accommodate full remediation. In addition, markets for the Company’s products softened during the thirteen weeks ended November 25, 2005 as domestic demand was adversely affected by the impact of hurricanes and increased fuel costs experienced during this period. Overall unit sales decreased 34.5% for the thirteen weeks ended November 25, 2005 compared to the thirteen weeks ended November 26, 2004. See further discussion under the captions January 6, 2005 Train Derailment and Facility Restructuring included under Part I, Item 2 of this Quarterly Report on Form 10-Q.
     The domestic textile industry continues to face difficult challenges, including significant growth in imported apparel, elimination of import quotas by the World Trade Organization effective December 31, 2004, uncertainties presented by the economic and political environment, imbalance of global supply and demand for textile and apparel products and financial distress experienced by many of the Company’s domestic competitors. In addition, manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these difficult conditions to continue into the foreseeable future.
     Recent actions by the U.S. government to extend quotas and impose safeguard relief on certain categories of imported garments from China are expected to provide positive benefits to domestic suppliers of those products. As the categories cover most of the Company’s products, these actions should have a favorable impact on the Company’s business. Other pending legislation to impose tariffs on imports from China to offset China’s undervalued currency may provide additional relief, but there can be no assurance that any of these proposals will be implemented, and if so, in a timely manner.
     Operating Income (Loss). The Company produced an operating loss of ($14.6) million for the thirteen weeks ended November 25, 2005 compared to an operating income of $3.9 million for the thirteen weeks ended November 26, 2004. The decline in operating results reflected the significant reduction in unit sales for the Company’s apparel fabrics and yarns operations. Raw material costs per unit declined, reflecting generally lower market prices of cotton and reduced purchases of yarns and greige fabrics following the rationalization of productive capacity, partially offset by the significant increases in polyester prices as higher oil costs were passed along by polyester manufacturers under contract provisions for force majeure. Conversion costs per unit increased due to higher energy costs, unfavorable unit cost absorptions and operating inefficiencies resulting from the clean up and restoration of facilities damaged by the January 6, 2005 train derailment and chlorine spill. Operating results for the thirteen weeks ended November 26, 2004 included a non-cash benefit of $0.5 million to adjust the carrying value of inventories to LIFO basis while no adjustment to the carrying value of inventories to LIFO basis was recorded for the thirteen weeks ended November 25, 2005.
     Cost of goods sold, which includes all direct manufacturing costs, inbound freight charges, inspection and warehousing costs and internal transfer costs, decreased 27.9% to $95.4 million for the thirteen weeks ended November 25, 2005 from $132.4 million for the thirteen weeks ended November 26, 2004, primarily reflecting the impact of lower raw material costs and reduced unit volume. Cost of goods sold as a percentage of net sales increased to 96.4% for the thirteen weeks ended November 25, 2005 from 87.6% for the thirteen weeks ended November 26, 2004, reflecting the reduced volumes, unfavorable unit cost absorptions and operating inefficiencies caused by the January 6, 2005 train derailment and chlorine spill.
     Selling and administrative expenses, which include compensation and benefits, office expenses, travel and entertainment expenses and computer expenses of all administration and support functions not directly related to the production of product, were $5.9 million for the thirteen weeks ended November 25, 2005 compared to $6.1 million for the thirteen weeks ended November 26, 2004. Selling and administrative expenses as a percentage of net sales were 6.0% for the thirteen weeks ended November 25, 2005 versus 4.1% for the thirteen weeks ended November 26, 2004, reflecting the impact of the decline in sales.

     Segment Performance. Apparel fabric sales decreased 30.9% to $81.9 million for the thirteen weeks ended November 25, 2005 from $118.6 million for the thirteen weeks ended November 26, 2004, reflecting a 27.2% decrease in yards invoiced and a 5.1% decrease in average invoice price. The apparel fabrics operation produced an operating loss of ($5.7) million for the thirteen weeks ended November 25, 2005 compared to an operating income of $2.8 million for the thirteen weeks ended November 26, 2004, largely due to the impact of the substantial disruption caused by the clean up and restoration efforts and reduced fixed cost absorption, as well as softening of domestic demand.
     Yarn sales, including intra-company sales to the Company’s fabric operations, decreased 35.0% to $30.5 million for the thirteen weeks ended November 25, 2005 from $46.9 million for the thirteen weeks ended November 26, 2004. Total pounds invoiced decreased 27.4%, reflecting reduced yarn demand from denim customers and reduced internal yarn transfers following the rationalization of the Company’s productive capacities. Average invoice price decreased 10.3% as lower cotton costs impacted outside invoice prices as well as intra-company transfer prices. The yarns operation produced an operating loss of ($0.4) million for the thirteen weeks ended November 25, 2005 compared to an operating income of $3.0 million for the thirteen weeks ended November 26, 2004, primarily due to the reduced unit volume.
     Other sales, which include sales of greige and coated fabrics, sales by an apparel sourcing operation and revenues from the Company’s trucking operation, increased 10.7% to $9.3 million for the thirteen weeks ended November 25, 2005 from $8.4 million for the thirteen weeks ended November 26, 2004. The increase in other sales was primarily attributable to increased sales in the developing apparel sourcing operation, partially offset by a reduction in greige and coated fabrics sales resulting from the plant disruptions associated with the January 6, 2005 train derailment and chlorine spill. Operating income from other sales decreased 50.0%, from $1.2 million for the thirteen weeks ended November 26, 2004 to $0.6 million for the thirteen weeks ended November 25, 2005, largely reflecting the lower unit volume.
     Inter-segment sales were nearly flat, increasing 0.4% to $22.9 million for the thirteen weeks ended November 25, 2005 from $22.8 million for the thirteen weeks ended November 26, 2004, as an increase in transfers of internally produced greige fabrics offset the decline in yarn transfers.
     Unallocated amounts included in operating income represent general and administrative expenses, certain associate benefits and performance based incentives, and adjustments of the carrying value of inventories to LIFO basis, net of market adjustments.
     Facility Restructuring: As described under the caption “January 6, 2005 Train Derailment” included within Part I, Item 2 of this Quarterly Report on Form 10-Q, the January 6, 2005 train derailment and chlorine spill have resulted in significant disruption to the Company’s business operations. The Company attempted to maintain pre-loss production schedules and output, but the extent and consequences of the damage were too great to continue to do so. To accommodate full remediation of its facilities, the Company reduced productive capacity. Due to product flow and interdependence of the Company’s manufacturing facilities, this reduction impacted operations of several facilities.
     In October 2005, the Company reduced the capacity of a major fabric finishing facility located in Graniteville, South Carolina by approximately 50%. Along with this reduction in finishing capacity and corresponding reduction in internal greige fabric requirements, weaving production of an integrated manufacturing facility located in Graniteville was consolidated into two other weaving operations located in Graniteville. Furthermore, with the reduction in weaving production and corresponding reduction in internal yarn requirements, the open-end spinning production of an integrated manufacturing facility located in Graniteville was shut down.
     In connection with these actions, the Company recorded facility restructuring charges of $4.8 million during the thirteen weeks ended November 25, 2005, including non-cash charges of approximately $4.5 million to write down the excess equipment created by the restructuring to estimated net realizable value and approximately $300,000 to accrue minor disposal and other non-operating costs. As the Company plans to sell the excess equipment, the estimated net realizable value of approximately $1.8 million was reclassified to assets held for sale in the Company’s condensed consolidated balance sheet at November 25, 2005. The Company expects to complete the restructuring and sale of excess equipment by the end of the Company’s second quarter of fiscal 2006. At November 25, 2005, approximately $135,000 of minor disposal costs remained unpaid and were included in other accrued expenses in the Company’s condensed consolidated balance sheet.
     Interest Expense, Net. Net interest expense was $3.8 million for both the thirteen weeks ended November 25, 2005 and the thirteen weeks ended November 26, 2004, as lower average borrowings outstanding offset slightly higher interest rates for the thirteen weeks ended November 25, 2005.

     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.5 million for the thirteen weeks ended November 25, 2005 compared to $0.6 million for the thirteen weeks ended November 26, 2004, reflecting a reduction in average amount of accounts receivable sold under the securitization facility during the thirteen weeks ended November 25, 2005.
     Provision for (benefit of) Income Taxes. An income tax benefit of ($7.1) million was recorded for the thirteen weeks ended November 25, 2005 compared to a provision for income taxes of $0.1 million for the thirteen weeks ended November 26, 2004, reflecting the net loss before income taxes for the thirteen weeks ended November 25, 2005.

LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $0.8 million for the thirteen weeks ended November 25, 2005. Principal working capital changes included a $23.9 million decrease in accounts receivable, a $13.4 million increase in accounts receivable sold under the securitization facility, a $6.5 million increase in inventories, an $8.1 million increase in insurance claims receivable and a $12.7 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable primarily reflected the reduction in sales for the thirteen weeks ended November 25, 2005 compared to the thirteen weeks ended August 26, 2005, in addition to the net increase in accounts receivable sold under the securitization facility. The increase in accounts receivable sold under the securitization facility reflected the Company’s funding of expenditures to clean up and restore the damages caused by the January 6, 2005 train derailment and chlorine spill, as well as the substantial costs and losses incurred as a result of the significant disruption to the Company’s operations, in advance of interim insurance payments. The increase in inventories reflected a slow down in shipment instructions from apparel fabric customers compared to projected delivery schedules during the thirteen weeks ended November 25, 2005. The increase in insurance claims receivable resulted from the incurrence of clean up and restoration expenditures of approximately $28.1 million, offset by receipt of $20.0 million in interim payments from the Company’s insurer, during the thirteen weeks ended November 25, 2005. The decrease in accounts payable and accrued expenses reflected the reduction in operations and decline in unit volume experienced during the thirteen weeks ended November 25, 2005. Investing activities were predominantly equipment purchases and related costs of $1.2 million and proceeds of $0.3 million from the sale of certain excess equipment. Financing activities included repayment of $1.1 million of long-term debt.
     The Company’s capital expenditures, aggregating $1.2 million for the thirteen weeks ended November 25, 2005, primarily included purchases to complete routine maintenance projects. Management estimates that capital expenditures for the balance of fiscal 2006 will be approximately $6.0 million. The Company is unable to estimate at this time the amount of equipment damaged in connection with the January 6, 2005 train derailment and chlorine spill that will require replacement, but expects such expenditures to be funded by insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may have a material adverse effect on the Company’s financial condition and future results of operations.
     At November 25, 2005, the Company had no borrowings outstanding under its revolving line of credit, and $27.8 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit and required minimum availability.
     Covenants of the revolving credit facility require the Company to maintain certain minimum cash flow amounts and fixed charge coverage ratios in the event that combined excess availability under the revolving credit facility and the receivables securitization facility falls below $20 million for a period of four consecutive weeks. At November 25, 2005, combined excess availability under these two facilities was approximately $40.3 million.
     In anticipation of the impact of the Company’s reduced operating results and cash flows and the ongoing funding of the clean up and restoration expenditures related to the January 6, 2005 train derailment and chlorine spill, the Company initiated discussions in November 2005 with The CIT Group to request an amendment of the financial covenants contained in the equipment note and with GE Capital Corporation (“GECC”) to increase availability under the revolving credit facility and the receivables securitization facility as well as to amend the financial covenants contained in those facilities. At November 25, 2005, the balance outstanding on the equipment note was $8.1 million. No balance was outstanding against the revolving credit facility and $30.3 million of investments by GECC under the receivables securitization were outstanding at November 25, 2005.
     On December 28, 2005, the Company executed an amendment to the fixed charge coverage ratio and minimum tangible net worth financial covenants contained in the equipment note. In particular, the fixed charge coverage ratio (defined as the ratio of Adjusted EBITDA less dividends for the preceding four fiscal quarters to the sum of consolidated interest expense, discount and expenses on sales of receivables and current portion of long term debt for the same period) was reduced from 1.50 to 1.25 for the first quarter of fiscal 2006, to 1.00 for the second, third and fourth quarters of fiscal 2006, and to 1.25 for the first quarter of fiscal 2007. In addition, the minimum tangible net worth covenant was reduced from $100 million to $85 million for the first quarter of fiscal 2006 and to $75 million for each quarter beginning with the second quarter of fiscal 2006 through the second quarter of fiscal 2007. As amended, the Company is in compliance with these financial covenants. An amendment fee of $30,000 was paid to The CIT Group, the holder of the equipment note.

     The Company is continuing to pursue its discussions with GECC to amend the revolving credit facility and the receivables securitization facility, and has received preliminary approval which will enhance availability under the receivables securitization facility, eliminate the availability block under the revolving credit facility, decrease the minimum excess availability threshold for applicability of the financial covenants, and revise the fixed charge coverage and minimum EBITDA financial covenants. If final approval is obtained, the Company expects the amendments to be effective from the first quarter of fiscal 2006 through the second quarter of fiscal 2007. The Company is in compliance with the current covenants of these facilities. However, at this time, the Company cannot be certain that the requested amendments to the revolving credit facility and the receivables securitization facility will be obtained on favorable terms, or at all. Failure to obtain the requested amendments could result in failure to comply with one or more of these covenants in future periods and could have a material adverse effect on the Company’s financial condition.
     Covenants of the indenture under which the 2013 Notes were issued, and provisions of the senior floating rate notes due 2012, include, among other things, certain restrictive covenants applicable to incurrence of additional indebtedness, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of adjusted net income, or less 100% of adjusted net loss, all calculated on an accumulative basis subsequent to the date of the indenture. With the accumulative loss reported through the thirteen weeks ended November 25, 2005, the covenants of the indenture prohibit payment of dividends and purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction. In addition, the Company is restricted from incurring additional indebtedness, other than specified categories of permitted debt, in the event that after giving pro forma effect to the additional indebtedness, the Company’s interest coverage ratio (defined as the ratio of Adjusted EBITDA for the preceding four fiscal quarters to consolidated interest expense for the same period) is less than 2.0. As the Company’s interest coverage ratio at November 25, 2005 was less than 2.0, the Company is generally prohibited from incurring additional indebtedness other than under its existing credit facilities until such interest coverage ratio is in excess of 2.0, which cannot occur prior to the end of the fiscal quarter ending February 28, 2006.
     The receivables securitization facility is the Company’s only off-balance sheet financing arrangement. The Company generates funds through the sale of accounts receivable to Avondale Funding, Inc. (“Funding”), whose sole business purpose is the ongoing acquisition and subsequent resale of certain undivided interests in trade accounts receivable generated by the Company. Funding retains no interest in the investment in the accounts receivable sold to GECC, and has not experienced any gains or losses on the sale of the investment in accounts receivable. The Company believes minimal counter party risk exists due to the financial strength of GECC.
     Management believes that cash generated from operations, anticipated insurance and third party claims relating to the January 6, 2005 train derailment, borrowings available under the revolving line of credit and proceeds from sales of trade receivables will be sufficient to meet the Company’s working capital and capital expenditure needs for the next twelve months.

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
     Initial recovery efforts focused on restarting equipment and production of goods for customers. These early efforts included installation of temporary boilers, replacement of electrical distribution, compressors and computers, and repairs to damaged facilities and machinery. As a result, operations in all facilities and shipments of finished goods from all of the Company’s distribution centers were resumed in an orderly manner. However, the early efforts to halt the corrosive effects of the chlorine exposure were not successful and equipment failures continue to be experienced.
     Current recovery efforts, using protocols developed during the past several months in concert with the Company’s property insurer, are focused first on the cleaning and restoration of affected buildings, and secondly on the cleaning and restoration of affected equipment within those buildings. To the extent that the protocols prove unable to adequately restore the equipment to pre-loss condition, the equipment will be replaced. These actions cannot be completed without the systematic, temporary shut down of the affected equipment. The Company intends to schedule the restoration and replacement process to minimize the amount of equipment offline at any given time. However, full remediation to pre-loss condition will result in continued, significant disruption of the Company’s business operations and in reduction of the Company’s productive capacities and efficiencies.
     The Company continues to assess the extent of losses caused by the January 6, 2005 train derailment and chlorine spill but at this time is unable to estimate the full amount of loss. The significant disruption to the Company’s business caused by the resulting equipment failures and ongoing recovery efforts adversely impacted the Company’s operating results for the thirteen weeks ended November 25, 2005. The Company will continue to suffer losses caused by this incident in future periods.
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
     In connection with the incident, the Company incurred payroll continuation costs of approximately $2.8 million and various clean up, restoration and replacement costs of approximately $52.5 million during fiscal 2005, and additional clean up and restoration costs of approximately $28.1 million during the thirteen weeks ended November 25, 2005. As part of the ongoing adjustment of its insurance claims, the Company received interim payments from its insurer totaling $50.0 million during fiscal 2005, and $20.0 million during the thirteen weeks ended November 25, 2005. The Company recorded an insurance claims receivable of $13.4 million at November 25, 2005, equal to the excess of these costs incurred over the interim insurance payments received. Other costs incurred but not specifically recoverable under the provisions of the Company’s insurance policies, including policy deductibles, were expensed in the periods incurred, and amounted to $956,000 during fiscal 2005 and $676,000 during the thirteen weeks ended November 25, 2005. The Company expects to request additional interim payments from its insurer as the recovery progresses and additional costs are incurred. If the Company experiences delays in collecting the existing insurance claims receivable or future amounts due from insurance claims, its financial condition and results of operations could be materially adversely affected and clean up, restoration and replacement efforts could be delayed.
     The insurance claims receivable noted above does not include the substantial costs and losses incurred as a result of the significant disruption to the Company’s operations. The Company expects to recover these higher operating costs and lost profits under its business interruption insurance coverage and by third party claims. The Company has not recognized gains relating to recovery of lost profits, involuntary conversions of assets or recovery of other such losses since the incident, as such amounts are contingent upon final settlement with respective insurers and third parties. There can be no assurance that the Company will be able to recover the full amount of these costs and losses from its insurers and third parties.

     See discussion concerning a related lawsuit filed against Norfolk Southern under Part I, Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2005. Also, see further discussion of damage to manufacturing facilities and resulting rationalization of productive capacity under the caption “Facility Restructuring” included under Part I, Item 2 of this Quarterly Report on Form 10-Q.

FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. These statements include, among others, statements regarding our business outlook, anticipated financial and operating results, strategies, contingencies, working capital requirements, expected sources of liquidity (including anticipated insurance and third party claims arising from the January 6, 2005 train derailment), amendments to our revolving credit facility and our receivables securitization facility, estimated amounts and timing of capital expenditures, estimated environmental compliance costs and other expenditures, and expected outcomes of litigation.
     Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding product demand, selling prices, raw material costs, timing and cost of capital expenditures, continued reimbursement from insurers for losses stemming from the January 6, 2005 train derailment and chlorine spill, cost of environmental compliance, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, all of the risks described under the heading “Risk Factors” in the Company’s Current Report on Form 8-K dated June 20, 2003 and the following:
•	cyclical and competitive nature of the textile industry;

•	pressures on selling prices due to competitive and economic conditions;

•	deterioration of relationships with, or loss of, significant customers;

•	strength of the U.S. dollar versus the currencies of other textile producing countries;

•	changes in trade policies, including textile quotas and tariffs, and the elimination of import quotas under the World Trade Organization effective December 31, 2004;

•	ability to identify and respond to fashion trends;

•	availability and pricing of cotton and other raw materials;

•	changes in government policies affecting raw material costs, including the impact of World Trade Organization rulings against the U.S. agricultural support programs;

•	availability and desirability of technological advancements;

•	retention of key management personnel;

•	continued availability of financial resources;

•	changes in environmental, health and safety regulations;

•	political or military responses to terrorist activities; and

•	our ability to recover claims from insurance and third parties related to the January 6, 2005 train derailment in amounts sufficient to compensate our losses and to timely reimburse our clean up, restoration and replacement expenditures without negatively impacting our liquidity; and

•	our ability to obtain requested amendments to our revolving credit facility and receivables securitization facility.
     You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

OTHER DATA — NON-GAAP FINANCIAL MEASURE
     The Company presents EBITDA and Adjusted EBITDA as management believes these measures to be widely accepted indicators of a company’s ability to service its indebtedness and are used by investors and analysts to evaluate companies within the textile and apparel industry. EBITDA is commonly defined as net income (loss) plus (a) interest expense, (b) provision for (benefit of) income taxes and (c) depreciation and amortization. Adjusted EBITDA, as defined by the Company, differs due to the further addition to net income (loss) of (a) discount and expenses on sales of receivables, (b) gain on extinguishment of debt, (c) restructuring noncash charges and (d) adjustment of carrying value of inventories to LIFO basis. Adjusted EBITDA is also presented because it is a defined value used in the calculation of certain financial covenants, including an interest coverage ratio, a fixed charge coverage ratio and minimum Adjusted EBITDA, under the Company’s revolving credit facility, accounts receivable securitization facility, equipment note, senior floating rate notes due 2012 and senior subordinated notes due 2013 (the “Facilities”). The Company presents Adjusted EBITDA to facilitate verification, by its lenders and noteholders, of the Company’s compliance with these financial covenants. If the Company is unable to comply with these financial covenants, incurrence of additional indebtedness may be limited and events of default may be triggered. Under the most restrictive of these financial covenants applicable to fiscal 2006, in the event that combined excess availability under the revolving credit facility and the receivables securitization facility falls below $20 million for a period of four consecutive weeks, the Company must maintain a fixed charge coverage ratio (defined as Adjusted EBITDA less the sum of capital expenditures, dividends, income tax payments and stock purchases for the preceding four fiscal quarters to the sum of consolidated interest expense, discount and expenses on sales of receivables and current portion of long term debt for the same period) of 1.50, and minimum adjusted EBITDA of $50 million for the preceding four fiscal quarters. See further discussion regarding the Facilities and respective covenants in Note 10 Subsequent Events of the Company’s condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and under the caption “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
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

     The following table reconciles Adjusted EBITDA on a consolidated basis to the line on the Company’s consolidated statement of operations entitled net income (loss) for the periods presented in the table above:

	Thirteen Weeks Ended
	Nov. 26,	Nov. 25,
	2004	2005
Net income (loss)	$199	$(11,907)
Interest expense, net	3,757	3,774
Provision for (benefit of) income taxes	125	(7,135)
Depreciation and amortization	8,839	7,628

EBITDA	12,920	(7,640)
Discount and expenses on sale of receivables	581	493
Gain on extinguishment of debt	(162)	—
Facility restructuring non cash charges	—	4,525
Adjustment of carrying value of inventories to LIFO basis, net of market adjustment	(500)	—

Adjusted EBITDA	$12,839	$(2,622)

Net cash provided by (used in) operating activities	$(1,430)	$755

Net cash used in investing activities	$(787)	$(943)

Net cash used in financing activities	$(1,081)	$(1,081)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     For discussion of certain market risks related to the Company, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2005.
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

AVONDALE INCORPORATED
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For discussion of certain legal proceedings to which the Company is a party, see Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2005. Other than as discussed below, there have been no significant changes in the matters reported.
In separate actions initiated by private parties based on the public disclosure of an investigation by the U.S. Department of Justice, which was closed on October 11, 2005 without any action taken against the Company, the Company and various other defendants have been named in a consolidated class action complaint pending in the Middle District of North Carolina. The Company is also a defendant in a class action complaint filed in the Circuit Court or Shelby County, Tennessee. These complaints seek, under federal or state antitrust laws, various damages and injunctive relief related to the pricing and sale of open-end cotton yarns. On February 14, 2005, the Company, along with the other defendants named in the federal lawsuits, moved to dismiss the federal consolidated complaint based on arbitration agreements with certain of the named plaintiffs and moved to stay the court proceedings as to all plaintiffs. On November 9, 2005, the court denied the defendants’ motion and ordered the case to go forward. On December 7, 2005, the Company filed its notice of appeal to the Fourth Circuit Court of Appeals seeking to reverse the trial court’s order. On January 24, 2005, the Company also moved to dismiss the Tennessee state case for failure to state a claim; this motion is not fully briefed. The Company intends to vigorously defend these cases and believes it has a number of defenses available to it. While the outcome of these cases cannot be predicted with certainty, the Company does not believe that the resolution of these cases will have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Company held its Annual Meeting of Shareholders on November 17, 2005.

(b)	Nine directors were elected at the Annual Meeting to serve until the Annual Meeting of Shareholders in 2006. The names of these Directors are as follows:
G. Stephen Felker
Jack R. Altherr, Jr.
Dale J. Boden
Robert B. Calhoun
Kenneth H. Callaway
Harry C. Howard
C. Linden Longino, Jr.
James A. Rubright
John P. Stevens

(c)	The Company had outstanding shares of Class A Common Stock and Class B Common Stock having an aggregate of 30,972,940 votes entitled to be cast at the Annual Meeting. Of such aggregate outstanding votes, 583,681 votes were not represented at the Annual Meeting, in person or by proxy. The remaining 30,389,259 outstanding votes were represented at the Annual Meeting, in person or by proxy, with all votes cast for all nine directors that were elected at the Annual Meeting. There were no broker non-votes and no votes were withheld.
Item 5. Other Information.
None

Item 6. Exhibits.
3.1	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, filed June 7, 1996, File No. 333-05455-01).

3.3	Amended and Restated Bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 33-68412).

4.3	Indenture dated as of June 30, 2003 for the 10 1/4% Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

4.10	Exchange Agreement, dated as of May 27, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., Gabriel Capital, L.P. and Ariel Fund Limited (incorporated by reference to Exhibit 4.10 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.11	Exchange Agreement, dated as of July 1, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Allstate Life Insurance Company, Allstate Insurance Company, Allstate Plans’ Master Trust and Allstate Investments, LLC (incorporated by reference to Exhibit 4.11 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.12	Exchange Agreement, dated as of July 30, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., and Gabriel Capital, L.P. (incorporated by reference to Exhibit 4.12 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.13	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and 3V Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.13 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.14	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Deutsche Asset Management Inc. and Deutsche Investment Management Americas, Inc. (incorporated by reference to Exhibit 4.14 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.15	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and T. Rowe Price Associates, Inc. (incorporated by reference to Exhibit 4.15 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.18	Form of Registration Rights Agreement among Avondale Mills, Inc., Avondale Incorporated and each of the holders from time to time of the Senior Floating Rate Notes due 2012 (incorporated by reference to Exhibit 4.18 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended November 26, 2004, File No. 33-68412).

31.1	Certificate of Chief Executive Officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED
By:	/S/ JACK R. ALTHERR, JR.
Jack R. Altherr, Jr.
Vice Chairman and Chief Financial Officer

Date: January 9, 2006