Form 10-Q
period 2006-02-24
AVONDALE INC
filed 2006-04-07
CIK 911634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 24, 2006
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
Registrant’s telephone number, including area code: (770) 267-2226
Former name, former address and former fiscal year, if changed since last report: N/A
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     As of April 3, 2006, the registrant had 11,394,160 and 978,939 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

INDEX TO FORM 10-Q
AVONDALE INCORPORATED

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AVONDALE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

		Feb. 24,
	Aug. 26,	2006
	2005	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,933	$2,077
Accounts receivable, less allowance for doubtful accounts of $809 at August 26, 2005 and $0 at February 24, 2006	65,170	23,876
Inventories	83,194	83,646
Prepaid expenses	535	1,867
Insurance claims receivable	5,266	7,675
Income taxes refundable	144	3

Total current assets	159,242	119,144
Assets held for sale	700	636
Property, plant and equipment
Land	6,262	6,258
Buildings	76,068	75,769
Machinery and equipment	461,931	422,602

	544,261	504,629
Less accumulated depreciation	(386,646)	(359,989)

	157,615	144,640
Goodwill	2,951	2,951
Other assets	5,374	5,036

	$325,882	$272,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,588	$21,901
Accrued compensation, benefits and related expenses	11,825	9,520
Accrued interest	2,322	2,224
Other accrued expenses	8,781	7,678
Long-term debt due in one year	4,325	4,325

Total current liabilities	58,841	45,648

Long-term debt	136,539	134,376
Deferred income taxes and other long-term liabilities	25,742	10,697
Shareholders’ equity
Preferred stock $.01 par value; 10,000 shares authorized	—	—
Common stock
Class A, $.01 par value; 100,000 shares authorized; issued and outstanding – 11,394 shares at August 26, 2005 and February 24, 2006	114	114
Class B, $.01 par value; 5,000 shares authorized; issued and outstanding – 979 shares at August 26, 2005 and February 24, 2006	10	10
Capital in excess of par value	39,170	39,170
Retained earnings	65,466	42,392

Total shareholders’ equity	104,760	81,686

	$325,882	$272,407

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Thirteen Weeks Ended
	Feb. 25,	Feb. 24,
	2005	2006
Net sales	$124,306	$91,257

Operating costs and expenses
Cost of goods sold	110,962	91,975

Depreciation	8,538	6,958

Selling and administrative expenses	6,652	6,884

Facility restructuring charges	—	(500)

Operating loss	(1,846)	(14,060)

Interest expense, net	3,832	4,095

Discount and expenses on sales of receivables	534	568

Other, net	(578)	(661)

Loss before income taxes	(5,634)	(18,062)

Benefit of income taxes	(2,125)	(6,895)

Net loss	$(3,509)	$(11,167)

Per share data:
Net loss-basic	$(.28)	$(.90)

Net loss-diluted	$(.28)	$(.90)

Dividends declared	$—	$—

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Twenty-six Weeks Ended
	Feb. 25,	Feb. 24,
	2005	2006
Net sales	$275,396	$190,147

Operating costs and expenses
Cost of goods sold	243,366	186,733

Depreciation	17,155	14,404

Selling and administrative expenses	12,794	13,414

Facility restructuring charges	—	4,300

Operating income (loss)	2,081	(28,704)

Interest expense, net	7,589	7,869

Discount and expenses on sales of receivables	1,115	1,060

Gain on extinguishment of debt	(162)	—

Other, net	(1,151)	(529)

Loss before income taxes	(5,310)	(37,104)

Benefit of income taxes	(2,000)	(14,030)

Net loss	$(3,310)	$(23,074)

Per share data:
Net loss-basic	$(.27)	$(1.86)

Net loss-diluted	$(.27)	$(1.86)

Dividends declared	$—	$—

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Twenty-six Weeks Ended
	Feb. 25,	Feb. 24,
	2005	2006
Operating activities
Net loss	$(3,310)	$(23,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	17,593	14,768
Benefit of deferred income taxes	(1,983)	(14,177)
Loss (gain) on disposal of property, plant and equipment, facility restructuring and assets held for sale	(971)	3,177
Gain on extinguishment of debt	(162)	—
Sale of accounts receivable, net	(11,072)	18,420
Changes in operating assets and liabilities	4,156	5,671

Net cash provided by operating activities	4,251	4,785

Investing activities
Purchases of property, plant and equipment	(4,188)	(8,117)
Proceeds from sale of property, plant and equipment and assets held for sale	1,430	2,639

Net cash used in investing activities	(2,758)	(5,478)

Financing activities
Reduction in long-term debt	(2,163)	(2,163)

Net cash used in financing activities	(2,163)	(2,163)

Decrease in cash and cash equivalents	(670)	(2,856)

Cash and cash equivalents at beginning of period	5,481	4,933

Cash and cash equivalents at end of period	$4,811	$2,077

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 24, 2006
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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation. Operating results for the twenty-six weeks ended February 24, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2006.
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
     Current recovery efforts, using protocols developed during the past several months in concert with the Company’s property insurer, are focused first on the cleaning and restoration of affected buildings, and secondly on the cleaning and restoration of affected equipment within those buildings. To the extent that the protocols prove unable to adequately restore the equipment to pre-loss condition, the equipment will be replaced. These actions cannot be completed without the systematic, temporary shut down of the affected equipment. The Company intends to schedule the restoration and replacement process to minimize the amount of equipment offline at any given time. However, full remediation to pre-loss condition will result in continued, significant disruption of the Company’s business operations and reduction of the Company’s productive capacities and efficiencies.
     The Company continues to assess the extent of losses due to the January 6, 2005 train derailment and chlorine spill but at this time is unable to estimate the full amount of loss. The significant disruption to the Company’s business caused by the resulting equipment failures and ongoing recovery efforts adversely impacted the Company’s operating results for fiscal 2005 and the twenty-six weeks ended February 24, 2006. The Company will continue to suffer losses caused by this incident in future periods.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
     The Company maintains comprehensive insurance coverage for both property damage and business interruption to provide reimbursement of losses stemming from an incident of this nature and expects that all losses incurred will be recovered through insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may have a material adverse effect on the Company’s financial condition and future results of operations.
     In connection with the incident, the Company incurred payroll continuation costs of approximately $2.8 million, various clean up and restoration costs of approximately $52.2 million, and impairment losses of approximately $0.3 million arising from write-off of the net book value of damaged assets identified and replaced during fiscal 2005. Additional clean up and restoration costs of approximately $46.5 million and impairment losses of approximately $0.9 million were incurred during the twenty-six weeks ended February 24, 2006. As part of the ongoing adjustment of its insurance claims, the Company received interim payments from its insurer totaling $50.0 million during fiscal 2005 and $45.0 million during the twenty-six weeks ended February 24, 2006. The Company recorded a net insurance claims receivable of $7.7 million at February 24, 2006, equal to the excess of these recoverable costs and losses over the interim insurance payments received. The insurance claims receivable does not include the costs of equipment purchased to replace damaged equipment. Such capital expenditures for replacement equipment amounted to approximately $2.6 million during fiscal 2005 and approximately $5.4 million during the twenty-six weeks ended February 24, 2006. As the Company’s insurance policy provides for the repair or replacement of damaged assets, the Company expects to recognize a gain equal to the excess of the amount of these purchases of replacement equipment over the amount of impairment losses recorded on retirement of the respective damaged assets upon final settlement of the Company’s claim with the insurer.
     The insurance claims receivable does not include the substantial costs and losses incurred as a result of the significant disruption to the Company’s operations. The Company expects to recover these higher operating costs and lost profits under its business interruption insurance coverage and by third party claims. The Company has not recognized gains relating to recovery of the higher operating costs and lost profits, involuntary conversions of assets or recovery of other such losses since the incident, as such amounts are contingent upon final settlement with respective insurers and third parties. There can be no assurance that the Company will be able to recover the full amount of these costs and losses from its insurers and third parties. Any failure to fully recover the amount of these costs and losses from the Company’s insurers and third parties may have a material adverse affect on the Company’s financial condition and future results of operations.
     Other out-of-pocket costs incurred in connection with the incident but not specifically recoverable under the provisions of the Company’s insurance policies were expensed in the periods incurred. Such costs include legal fees related to adjudication of the insurance claims as well as the litigation noted below, certain consulting fees and policy deductibles. Additionally, the Company establishes an allowance against the insurance claims receivable for clean up and restoration costs which may not be recovered from its insurers. These costs plus the amount charged to the allowance amounted to approximately $1.0 million during fiscal 2005 and approximately $5.6 million during the twenty-six weeks ended February 24, 2006.
     The Company expects to request additional interim payments from its insurer as the recovery progresses and additional costs are incurred. However, the Company must continue to provide funding of clean up and restoration costs and purchases of replacement equipment in advance of the interim insurance payments as well as funding of the substantial costs and losses incurred as a result of the significant disruption to the Company’s operations. If the Company experiences delays in collecting the existing insurance claims receivable or future amounts due from insurance claims, its financial condition and results of operations could be materially adversely affected and clean up, restoration and replacement efforts could be delayed. Additionally, the timing of full reimbursement of recoverable costs incurred by the Company depends, in part, upon decisions yet to be made by the insurers. The Company anticipates that resolution of certain claims will require arbitration.
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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
     3. Inventories: Components of inventories are as follows (amounts in thousands):

	Aug. 26,	Feb. 24,
	2005	2006
Finished goods	$34,891	$35,405
Work in process	31,855	31,563
Raw materials	6,702	7,717
Dyes and chemicals	4,147	3,886

Inventories at FIFO	77,595	78,571
Adjustment of carrying value to LIFO basis	—	—

	77,595	78,571
Supplies at average cost	5,599	5,075

	$83,194	$83,646

     The Company’s inventories at February 24, 2006 under the last-in, first-out (“LIFO”) method and the related impact on the statement of operations for the twenty-six weeks then ended have been recorded using estimated quantities and costs as of August 25, 2006, the end of fiscal 2006. As actual inventory quantities and costs at August 25, 2006 could differ significantly from these estimates, the inventory amounts at February 24, 2006 and the operating results for the twenty-six weeks ended February 24, 2006 are not necessarily indicative of the inventory amounts at August 25, 2006 and operating results for fiscal 2006 to be recorded using the final LIFO calculations.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
4. Earnings Per Share: Earnings per share is calculated by dividing the reported net income (loss) for the period by the appropriate weighted average number of shares of common stock outstanding, as shown below (amounts in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Feb. 25,	Feb. 24,	Feb. 25,	Feb. 24,
	2005	2006	2005	2006
Weighted average shares outstanding — basic	12,373	12,373	12,373	12,373
Effect of employee stock options	—	—	—	—

Weighted average shares outstanding — diluted	12,373	12,373	12,373	12,373

     If the Company had elected to record stock-based compensation in accordance with the fair value method and the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, reported net income and earnings per share would be adjusted to the pro forma amounts shown below (amounts in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Feb. 25,	Feb. 24,	Feb. 25,	Feb. 24,
	2005	2006	2005	2006
Net loss as reported	$(3,509)	$(11,167)	$(3,310)	$(23,074)
Pro forma stock-based compensation, net of income taxes	(9)	—	(9)	—

Pro forma net loss	$(3,518)	$(11,167)	$(3,319)	$(23,074)

Per share data:
Net loss-basic as reported	$(.28)	$(.90)	$(.27)	$(1.86)

Net loss-basic pro forma	$(.28)	$(.90)	$(.27)	$(1.86)

Net loss-diluted as reported	$(.28)	$(.90)	$(.27)	$(1.86)

Net loss-diluted pro forma	$(.28)	$(.90)	$(.27)	$(1.86)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
5. Segment Information: Condensed segment information is as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Feb. 25,	Feb. 24,	Feb. 25,	Feb. 24,
	2005	2006	2005	2006
Revenues:
Apparel fabrics	$92,196	$73,030	$210,839	$155,032
Yarns	44,197	42,432	91,106	72,970
Other	6,366	10,427	14,793	19,700

	142,759	125,889	316,738	247,702
Less inter-segment sales	18,453	34,632	41,342	57,555

Total	$124,306	$91,257	$275,396	$190,147

Income (loss):
Apparel fabrics	$(2,879)	$(6,495)	$(31)	$(12,228)
Yarns	4,542	(1,510)	7,522	(1,958)
Other	397	1,113	1,612	1,751
Unallocated	(3,906)	(7,168)	(7,022)	(16,269)

Total operating income (loss)	(1,846)	(14,060)	2,081	(28,704)
Interest expense, net	3,832	4,095	7,589	7,869
Discount and expenses on sale of receivables	534	568	1,115	1,060
Gain on extinguishments of debt	—	—	(162)	—
Other, net	(578)	(661)	(1,151)	(529)

Loss before income taxes	$(5,634)	$(18,062)	$(5,310)	$(37,104)

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Feb. 25,	Feb. 24,	Feb. 25,	Feb. 24,
	2005	2006	2005	2006
Components of net periodic benefit cost (benefit):
Service cost	$—	$—	$—	$—
Interest cost	53	45	106	90
Amortization of prior service cost	(127)	(127)	(254)	(254)
Amortization of loss	—	10	—	20

Net periodic benefit cost (benefit)	$(74)	$(72)	$(148)	$(144)

     Payment of post retirement benefits for the twenty-six weeks ended February 25, 2005 and February 24, 2006 amounted to $384,000 and $234,000, respectively, and is forecasted to be approximately $460,000 for the full fiscal year ending August 25, 2006.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
     7. New Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board issued Statement No. 151, Inventory Costs, as an amendment of ARB No. 43, chapter 4, clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense, and is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The adoption of the provisions of Statement No. 151 for the twenty-six weeks ended February 24, 2006 had no impact on the Company’s condensed consolidated financial statements.
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
     In December 2004, the Financial Accounting Standards Board issued Statement No. 153, Exchange of Non-monetary Assets, an amendment to APB No. 29. The guidance in APB No. 29 included certain exceptions to the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption the provisions of Statement No. 153 for the twenty-six weeks ended February 24, 2006 had no impact on the Company’s condensed consolidated financial statements.
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
     In February 2006, the Financial Accounting Standards Board issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, as an amendment to Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Statement No. 155 amends Statement No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. Statement No. 155 amends Statement No. 140 to allow qualifying special purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Statement No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of Statement No. 155 will have a material impact on the Company’s condensed consolidated financial statements.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
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
     In connection with these actions, the Company recorded facility restructuring charges of $4.8 million during the thirteen weeks ended November 25, 2005, including non-cash charges of approximately $4.5 million to write down the excess equipment created by the restructuring to estimated net realizable value and approximately $300,000 to accrue minor disposal and other non-operating costs. During the thirteen weeks ended February 24, 2006, the Company elected to retain certain items of equipment that had been reclassified to assets held for resale. In addition, the net book value of repair parts inventory included in the sale of excess equipment was written off. The net effect of these adjustments was a non-cash reduction of $500,000 to the facility restructuring charge. The facility restructuring and associated sale of excess equipment were completed during the thirteen weeks ended February 24, 2006 and no restructuring costs remained unpaid at February 24, 2006.
     In February 2006, the Company executed a cost reduction program to lower manufacturing overhead costs and selling and administrative expenses in line with the reduction of productive capacities and corresponding decline in net sales. The cost reduction efforts, consisting largely of staffing reductions, are expected to yield annual savings of approximately $8 million compared to fiscal 2005 amounts. Employee separation costs associated with this cost reduction program of approximately $150,000 remained unpaid at February 24, 2006 and are included in other accrued expenses.
     9. Contingencies: The Company is involved in certain environmental matters and claims. The Company has identified those environmental matters where expenditures may be required, including a pond with certain contamination and land previously used as a landfill, both acquired in a 1996 transaction, and various other minor environmental matters. Based on discussions with outside consultants and regulatory authorities, the Company believes that the costs to provide full remediation of these items, if necessary, will not exceed $2.5 million and, accordingly, has established a reserve of $2.1 million to cover the costs to investigate, monitor and remediate these environmental conditions. If more costly remediation measures are necessary than those assumed based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.
     For discussion of certain legal proceedings to which the Company is a party, see Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2005. There have been no significant changes in the matters reported, other than as disclosed under the caption “Legal Proceedings” included under Part II, Item 1 of this Quarterly Report of Form 10-Q. The Company is also a party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management, in consultation with legal counsel, believes will have a material adverse effect on the Company’s financial condition or results of operations

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
     10. Amendments of Financing Agreements: At February 24, 2006, the Company had no borrowings outstanding under its revolving credit facility, and $37.8 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit. Additionally at February 24, 2006, the Company had $35.3 million of investments outstanding under the receivables securitization facility and $7.0 million outstanding on the Company’s equipment note. As discussed below, due to the impact of the Company’s reduced operating results and cash flows and the ongoing funding of the clean up and restoration expenditures related to the January 6, 2005 train derailment and chlorine spill, the Company amended these credit facilities to revise the terms of certain financial covenants and to increase availability under the revolving credit facility and the receivables securitization facility.
     On January 25, 2006, the Company and its wholly owned, special purpose subsidiary, Funding, executed an amendment to the receivables securitization facility with General Electric Capital Corporation (“GECC”) which increased availability under the facility by including as eligible receivables up to $8.5 million of foreign trade receivables covered by either approved credit insurance or acceptable letters of credit. This enhancement and other minor revisions increased the Company’s liquidity availability under the securitization facility by approximately $7.5 million as of the amendment date. Furthermore, the fixed charge coverage ratio and minimum cash flow covenants of the securitization facility were amended. In particular, the fixed charge coverage ratio (defined as the ratio of Adjusted EBITDA less capital expenditures, dividends, stock purchases and cash income taxes for the preceding four fiscal quarters to the sum of interest expense, discount and expenses on sales of receivables and current portion of long term debt for the same period) was reduced from 1.50 to 1.00. The minimum cash flow covenant (defined as Adjusted EBITDA for the preceding four fiscal quarters) was reduced to $35 million. In addition, the minimum liquidity availability (defined as the aggregate of the availability under the receivables securitization facility and the availability under the revolving credit facility) necessary for the Company to avoid application of the financial covenants was decreased from $20.0 million to $10.0 million through May 2007, provided that prior to such time the Company has not received insurance proceeds of at least $60 million in excess of expenditures actually paid by the Company in connection with the clean up and restoration resulting from the January 6, 2005 Norfolk Southern train derailment and chlorine spill (referred to herein as an “Insurance Event”). In the event of an Insurance Event and subsequent to May 31, 2007, the minimum liquidity availability necessary to avoid application of the financial covenants set forth in the receivables securitization facility will equal $20.0 million.
     Prior to the January 25, 2006 amendment of the receivables securitization facility, the Company did not sell or transfer its foreign trade receivables to Funding, as these were not defined as eligible receivables under the securitization facility. Accordingly, the foreign trade receivables were included in the Company’s consolidated balance sheets with appropriate allowance for doubtful accounts. Following the January 25, 2006 amendment, all trade receivables of the Company are now sold, or transferred as a contribution of capital, to Funding at a discount and without recourse. In addition, the foreign trade receivables held by the Company at January 25, 2006 were sold to Funding at net book value. In accordance with the provisions of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets, the Company continues to include in accounts receivable in its consolidated balance sheets the portion of trade receivables sold to Funding but which have not been resold by Funding to GECC. As the sales and transfers are without recourse, there is no allowance for doubtful accounts.
     Also on January 25, 2006, the Company executed an amendment to the revolving credit facility with GECC. Under the amendment to the revolving credit facility, the $10.0 million availability block was eliminated through May 31, 2007, or until the occurrence of an Insurance Event as defined above. In addition, the fixed charge coverage and minimum cash flow covenants as well as minimum liquidity availability governing application of these covenants was amended in the same manner as described above for the receivables securitization facility.
     An amendment fee of $50,000 was paid to GECC in connection with the two amendments. In addition, the Company requested that the maximum amount of the receivables securitization be reduced from $75 million to $50 million, reflecting the recent restructuring of the Company’s operations and corresponding reduction in net sales.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
     On December 28, 2005, the Company executed an amendment to the fixed charge coverage ratio and minimum tangible net worth financial covenants contained in the equipment note held by The CIT Group (“CIT”). In particular, the fixed charge coverage ratio (defined as the ratio of Adjusted EBITDA less dividends for the preceding four fiscal quarters to the sum of consolidated interest expense, discount and expenses on sales of receivables and current portion of long term debt for the same period) was reduced from 1.50 to 1.25 for the first quarter of fiscal 2006, to 1.00 for the second, third and fourth quarters of fiscal 2006 and to 1.25 for the first quarter of fiscal 2007. In addition, the minimum tangible net worth covenant was reduced from $100 million to $85 million for the first quarter of fiscal 2006 and to $75 million for each quarter beginning with the second quarter of 2006 through the second quarter of fiscal 2007. An amendment fee of $30,000 was paid to CIT.
     As the Company did not expect to meet the amended fixed charge coverage ratio covenant of the equipment note as of the end of the second quarter of fiscal 2006, the Company initiated discussions in February 2006 with CIT. On April 6, 2006, CIT granted a waiver of the fixed charge coverage ratio covenant for the fiscal quarter ended February 24, 2006, as the Company did not achieve the required 1.0 ratio. The Company was in compliance with all other covenants of the equipment note. Discussions with CIT are continuing as to a more permanent amendment or restructuring of the equipment note and its covenants. However, at this time, the Company cannot be certain that further amendment or restructuring of the equipment note will be obtained on favorable terms, or at all. Failure to obtain such amendment or restructuring could result in future failure to comply with the covenants of the equipment note and could have a material adverse affect on the Company’s financial condition.
     11. Consolidating Guarantor and Non-guarantor Financial Information: The following condensed consolidating financial information presents balance sheets, statements of operations and statements of cash flows of the Company and its subsidiaries. Avondale Incorporated, the parent company and sole shareholder of Avondale Mills, has fully and unconditionally guaranteed the 2013 Notes and the 2012 Notes issued by Avondale Mills. Avondale Mills Graniteville Fabrics, Inc., a wholly owned subsidiary of Avondale Mills and non-guarantor of the Notes, operates a denim manufacturing facility and warehouse located in South Carolina.

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS
February 24, 2006
(In thousands)

			Non-
			Guarantor
			Avondale
			Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2,077	$—	$—	$—	$2,077
Accounts receivable	23,873	—	3	—	23,876
Inventories	83,646	—	—	—	83,646
Prepaid expenses	1,867				1,867
Insurance claims receivable	7,675				7,675
Income taxes refundable	3	—	—	—	3

Total current assets	119,141	—	3	—	119,144
Assets held for sale	636	—	—	—	636
Property, plant and equipment
Land	6,062	—	196	—	6,258
Buildings	64,019	—	11,750	—	75,769
Machinery and equipment	384,624	—	37,978	—	422,602

	454,705	—	49,924	—	504,629
Less accumulated depreciation	(325,248)	—	(34,741)	—	(359,989)

	129,457	—	15,183	—	144,640
Goodwill	2,951	—	—	—	2,951
Investment in subsidiaries	4,655	71,186	—	(75,841)	—
Other assets	5,036	—	—	—	5,036

	$261,876	$71,186	$15,186	$(75,841)	$272,407

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$20,810	$—	$1,091	$—	$21,901
Accrued compensation, benefits and related expenses	9,433	—	87	—	9,520
Accrued interest	2,224	—	—	—	2,224
Other accrued expenses	7,676	—	2	—	7,678
Long-term debt due in one year	4,325	—	—	—	4,325

Total current liabilities	44,468	—	1,180	—	45,648
Long-term debt	134,376	—	—	—	134,376
Deferred income taxes and other long term liabilities	10,697	—	—	—	10,697
Due to (from) subsidiaries	1,149	(10,500)	9,351	—	—
Shareholders’ equity	71,186	81,686	4,655	(75,841)	81,686

	$261,876	$71,186	$15,186	$(75,841)	$272,407

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS
August 26, 2005
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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended February 24, 2006
(In thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$91,257	$—	$17,126	$(17,126)	$91,257
Operating costs and expenses
Cost of goods sold	92,310	—	16,791	(17,126)	91,975
Depreciation	6,052	—	906	—	6,958
Selling and administrative expenses	6,915	(31)	—	—	6,884
Facility restructuring credits	(500)	—	—	—	(500)

Operating income (loss)	(13,520)	31	(571)	—	(14,060)
Interest expense, net	4,095	—	—	—	4,095
Discount and expenses on sales of receivables	568	—	—	—	568
Other, net	(661)	—	—	—	(661)

Income (loss) before income taxes	(17,522)	31	(571)	—	(18,062)
Provision for (benefit of) income taxes	(6,691)	11	(215)	—	(6,895)
Equity in loss of subsidiary	(356)	(11,187)	—	11,543	—

Net loss	$(11,187)	$(11,167)	$(356)	$11,543	$(11,167)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
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

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-six Weeks Ended February 24, 2006
(In thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$190,147	$—	$32,956	$(32,956)	$190,147
Operating costs and expenses
Cost of goods sold	186,922	—	32,767	(32,956)	186,733
Depreciation	12,593	—	1,811	—	14,404
Selling and administrative expenses.	13,474	(60)		—	13,414
Facility restructuring charges	4,300	—	—	—	4,300

Operating income (loss)	(27,142)	60	(1,622)	—	(28,704)
Interest expense, net	7,869	—	—	—	7,869
Discount and expenses on sales of receivables	1,060	—	—	—	1,060
Other, net	(529)	—	—	—	(529)

Income (loss) before income taxes	(35,542)	60	(1,622)	—	(37,104)
Provision for (benefit of) income taxes.	(13,442)	22	(610)	—	(14,030)
Equity in loss of subsidiary	(1,012)	(23,112)	—	24,124	—

Net income (loss)	$(23,112)	$(23,074)	$(1,012)	$24,124	$(23,074)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Twenty-six Weeks Ended February 25, 2005
(In thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Net sales, including intercompany transfers and charges	$275,396	$59	$50,097	$(50,156)	$275,396
Operating costs and expenses
Cost of goods sold	243,707	—	49,756	(50,097)	243,366
Depreciation	15,293	—	1,862	—	17,155
Selling and administrative expenses	12,853	—	—	(59)	12,794

Operating income (loss)	3,543	59	(1,521)		2,081
Interest expense, net	7,589	—	—	—	7,589
Discount and expenses on sales of receivables	1,115	—	—	—	1,115
Gain on extinguishment of debt	(162)	—	—	—	(162)
Other, net	(1,151)	—	—	—	(1,151)

Income (loss) before income taxes	(3,848)	59	(1,521)		(5,310)
Provision for (benefit of) income taxes	(1,452)	22	(570)	—	(2,000)
Equity in earnings (loss) of subsidiary	(951)	(3,347)	—	4,298	—

Net income (loss)	$(3,347)	$(3,310)	$(951)	$4,298	$(3,310)

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended February 24, 2006
(In thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net income (loss)	$(23,112)	$(23,074)	$(1,012)	$24,124	$(23,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,957	—	1,811	—	14,768
Benefit of deferred income taxes	(14,177)	—	—	—	(14,177)
Loss on disposal of property, plant and equipment, facility restructuring and assets held for sale	3,177	—	—	—	3,177
Sale of accounts receivable, net	18,420	—	—	—	18,420
Changes in operating assets and liabilities	6,508	(38)	(799)	—	5,671
Equity in loss of subsidiary	1,012	23,112	—	(24,124)	—

Net cash provided by operating activities	4,785	—	—	—	4,785

Investing activities
Purchase of property, plant and equipment	(8,117)	—	—	—	(8,117)
Proceeds from sale of property, plant and equipment and assets held for sale	2,639	—	—	—	2,639

Net cash used in investing activities	(5,478)	—	—	—	(5,478)

Financing activities
Reductions in long term debt	(2,163)	—	—	—	(2,163)

Net cash used in financing activities	(2,163)	—	—	—	(2,163)

Decrease in cash and cash equivalents	(2,856)	—	—	—	(2,856)
Cash and cash equivalents at beginning of period	4,933	—	—	—	4,933

Cash and cash equivalents at end of period	$2,077	$—	$—	$—	$2,077

AVONDALE INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)
February 24, 2006
AVONDALE INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended February 25, 2005
(In thousands)

			Non-Guarantor
			Avondale Mills
		Guarantor	Graniteville
	Avondale	Avondale	Fabrics,
	Mills, Inc.	Incorporated	Inc.	Eliminations	Consolidated
Operating activities
Net income (loss)	$(3,347)	$(3,310)	$(951)	$4,298	$(3,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,731	—	1,862	—	17,593
Benefit of deferred income taxes	(1,983)	—	—	—	(1,983)
Gain on disposal of property, plant and equipment and assets held for sale	(971)	—	—	—	(971)
Gain on extinguishment of debt	(162)	—	—	—	(162)
Sale of accounts receivable, net	(11,072)	—	—	—	(11,072)
Changes in operating assets and liabilities	5,009	(37)	(816)	—	4,156
Equity in earnings of subsidiary	951	3,347	—	(4,298)	—

Net cash provided by operating activities	4,156	—	95	—	4,251

Investing activities
Purchase of property, plant and equipment	(4,093)	—	(95)	—	(4,188)
Proceeds from sale of property, plant and equipment and assets held for sale	1,430	—	—	—	1,430

Net cash used in investing activities	(2,663)	—	(95)	—	(2,758)

Financing activities
Net payments on long-term debt	(2,163)	—	—	—	(2,163)

Net cash used in financing activities	(2,163)	—	—	—	(2,163)

Decrease in cash and cash equivalents	(670)	—	—		(670)
Cash and cash equivalents at beginning of period	5,481	—	—	—	5,481

Cash and cash equivalents at end of period	$4,811	$—	$—	$—	$4,811

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
     Accounts Receivable and Credit Risks: The Company extends credit lines to its customers in the normal course of business and performs ongoing evaluations of the financial condition of its customers. In general, collateral is not required to support such credit lines and the related receivables. The Company and a wholly owned, special purpose subsidiary, establish allowances for doubtful accounts based on customer credit evaluations, which include the customer’s financial position, past payment history, cash flows, management capability and other factors, as well as broader trends affecting the textile, apparel and retail industries, which may include historical loss experience and other economic or trade related conditions impacting, or projected to impact, the industry. The Company evaluates delinquent balances of accounts receivable based on the contractual terms of each sale. Accounts receivable are written off when determined to be uncollectible based on a careful review of each delinquent account on a customer specific basis.
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
     Derailment related expenditures and insurance claims receivable: The Company recognizes a liability for costs related to the clean up, restoration and replacement of facilities and equipment damaged by the January 6, 2005 train derailment and chlorine spill, generally at the time materials are received or services are rendered. While the Company anticipates that significant costs associated with the restoration efforts will continue for the foreseeable future, the amount and timing of such costs cannot be predicted, since continued expenditures are dependent upon the corrosive nature of the chlorine spilled and the success of specific restoration efforts. The Company establishes a net insurance claims receivable for those out-of-pocket costs incurred and impairment losses recognized upon write-off of the net book value of damaged assets identified and replaced which are recoverable from its property damage insurer. The Company has received interim insurance payments from its insurer, and expects to request and receive additional interim insurance payments as the recovery progresses and additional costs are incurred.
     Other out-of-pocket costs incurred in connection with the incident but which are not specifically recoverable from insurers, including legal fees related to the adjudication of the insurance claim as well as litigation with third parties, certain consulting fees and policy deductibles, are expensed in the periods incurred. Additionally, the Company establishes an allowance against the insurance claims receivable for clean up and restoration costs which may not be recovered from its insurers. Capital expenditures replacing damaged assets are not included in the insurance claims receivable and gains equal to the excess of the replacement costs of the new assets over the net book value of the damaged assets being retired are not recognized until final settlement of the Company’s claims with its insurers. Similarly, gains related to recovery of higher operating costs and lost profits caused by the incident and significant disruption to the Company’s operations are not recognized until final settlement of business interruption claims with insurers or third parties. There can be no assurance that the Company will be able to recover the full amount of these costs and losses from its insurers and third parties. For related discussion, see the caption “January 6, 2005 Train Derailment” included under Part I, Item 2 of this Quarterly Report on Form 10-Q.
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
     The Company participates in the U.S. Department of Agriculture program under the terms of an agreement executed between the Company and the U.S. Department of Agriculture. The U.S. Department of Agriculture conducts regular audits to determine the Company’s compliance with the terms of this agreement. Each week, the actual reimbursement value is calculated under the terms of the agreement and a claim is submitted with the U.S. Department of Agriculture. Cash receipts normally are received approximately four weeks following the date of each week’s claim for reimbursement. Based on the contractual agreement supporting the program, the fixed value of each week’s claim and the Company’s successful audit experience, the claims are accrued and the corresponding reduction in cotton costs is recorded within each accounting period.
     The U.S. Department of Agriculture program is scheduled for termination on July 31, 2006. At that time, reimbursement of the difference between domestic and world prices of cotton will no longer be paid to domestic mills and exporters of U.S. cotton. As approximately 75% of the U.S. cotton crop must be exported, the Company believes that, following termination of the program, global market forces will cause domestic prices to approximate world prices within the cotton markets accessed by the Company. Accordingly, the Company does not believe that termination of the program will have a material adverse effect on the Company’s future results of operations or financial condition.
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
     Contingencies: The Company is involved in certain environmental matters and claims. The Company has identified those environmental matters where expenditures may be required, including a pond with certain contamination and land previously used as a landfill, both acquired in a 1996 transaction, and various other minor environmental matters. Based on discussions with outside consultants and regulatory authorities, the Company believes that the costs to provide full remediation of these items, if necessary, will not exceed $2.5 million and, accordingly, has established a reserve of $2.1 million to cover the costs to investigate, monitor and remediate these environmental conditions. If more costly remediation measures are necessary than those assumed based on current facts and circumstances, actual costs may exceed the reserves provided. However, based on the information currently available, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s future results of operations or financial condition.
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

RESULTS OF OPERATIONS
Thirteen Weeks Ended February 24, 2006 Compared to Thirteen Weeks Ended February 25, 2005
     Net Sales. Net sales decreased 26.5% to $91.3 million for the thirteen weeks ended February 24, 2006 from $124.3 million for the thirteen weeks ended February 25, 2005. The decrease in net sales for the thirteen weeks ended February 24, 2006 reflected the continued disruption of operations throughout the Company caused by the January 6, 2005 train derailment and chlorine spill and ongoing recovery and restoration efforts, and, in particular, the resulting reduction of productive capacities to accommodate full remediation of the Company’s manufacturing facilities. In addition, softening of markets for the Company’s products during the thirteen weeks ended November 25, 2005 as domestic demand was adversely affected by the impact of hurricanes and increased fuel costs carried over into the thirteen weeks ended February 24, 2006. Overall unit sales decreased 29.3% for the thirteen weeks ended February 24, 2006 compared to the thirteen weeks ended February 25, 2005. See further discussion under the captions “January 6, 2005 Train Derailment” and “Facility Restructuring” included under Part I, Item 2 of this Quarterly Report on Form 10-Q.
     The domestic textile industry continues to face difficult challenges, including significant growth in imported apparel, elimination of import quotas by the World Trade Organization effective December 31, 2004, uncertainties presented by the economic and political environment and imbalance of global supply and demand for textile and apparel products. In addition, manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these difficult conditions to continue into the foreseeable future.
     Recent actions by the U.S. government to extend quotas and impose safeguard relief on certain categories of imported garments from China may have a favorable impact on the Company’s business. Other pending legislation to impose tariffs on imports from China to offset China’s undervalued currency may provide additional relief, but there can be no assurance that any of these proposals will be implemented, and if so, in a timely manner.
     Operating Income (Loss). The Company produced an operating loss of ($14.1) million for the thirteen weeks ended February 24, 2006 compared to an operating loss of ($1.8) million for the thirteen weeks ended February 25, 2005. The decline in operating results reflected the significant reduction in unit sales for the Company’s apparel fabrics and yarns operations. Raw material costs per unit declined, reflecting reduced purchases of outside yarns and greige fabrics and increased consumption of internally produced yarns and greige fabrics following the rationalization of productive capacity, partially offset by significant increases in polyester prices as higher oil costs were passed along by polyester manufacturers under force majeure contract provisions. Conversion costs per unit increased dramatically due to higher energy costs, unfavorable unit cost absorptions and operating inefficiencies caused by the clean up and restoration of facilities damaged by the January 6, 2005 train derailment and chlorine spill. Operating results for the thirteen weeks ended February 25, 2005 included a non-cash benefit of $0.5 million to adjust the carrying value of inventories to LIFO basis while no adjustment to the carrying value of inventories to LIFO basis was recorded for the thirteen weeks ended February 24, 2006. Additionally, operating results for the thirteen weeks ended February 24, 2006 included a ($0.5) million adjustment to restructuring charges as described below.
     Cost of goods sold, which includes all direct manufacturing costs, inbound freight charges, inspection and warehousing costs and internal transfer costs, decreased 17.1% to $92.0 million for the thirteen weeks ended February 24, 2006 from $111.0 million for the thirteen weeks ended February 25, 2005, primarily reflecting the significant reduction in unit volume and the decline in raw material costs with increased consumption of internally produced yarns and greige fabrics and corresponding decrease in outside purchases of yarns and greige fabrics. Additionally, cost of goods sold for the thirteen weeks ended February 24, 2006 included an allowance of $3.5 million for clean up and restoration costs relating to the January 6, 2005 train derailment and chlorine spill which may not be recovered from the Company’s insurers. Furthermore, the Company’s actions to reduce direct manufacturing costs and manufacturing overhead following the recent restructuring of productive capacities began to take effect during the thirteen weeks ended February 24, 2006 and are expected to be fully realized during the next two fiscal quarters. Cost of goods sold as a percentage of net sales increased to 100.8% for the thirteen weeks ended February 24, 2006 from 89.3% for the thirteen weeks ended February 25, 2005, reflecting the reduced volumes, unfavorable unit cost absorptions, operating inefficiencies and resulting higher operating costs caused by the January 6, 2005 train derailment and chlorine spill, and allowance for incident-related costs not recoverable from insurers.
     Selling and administrative expenses, which include compensation and benefits, office expenses, travel and entertainment expenses and computer expenses of all administration and support functions not directly related to the production of product, were $6.9 million for the thirteen weeks ended February 24, 2006 compared to $6.7 million for the thirteen weeks ended February 25, 2005. The increase in selling and administrative expenses for the thirteen weeks ended

February 24, 2006 was due solely to the inclusion of $1.5 million of legal and consulting fees related to the January 6, 2005 train derailment and chlorine spill but not expected to be recovered from the Company’s insurers. Without the inclusion of these incident-related expenses, selling and administrative expenses declined by $1.3 million as the Company’s previous cost reduction efforts in addition to the actions initiated in February 2006 following the recent restructuring of operations favorably impacted the thirteen weeks ended February 24, 2006. Selling and administrative expenses as a percentage of net sales were 7.5% for the thirteen weeks ended February 24, 2006 versus 5.4% for the thirteen weeks ended February 25, 2005, reflecting the impact of the decline in net sales and inclusion of incident related legal and consulting fees.
     Segment Performance. Apparel fabric sales decreased 20.8% to $73.0 million for the thirteen weeks ended February 24, 2006 from $92.2 million for the thirteen weeks ended February 25, 2005, reflecting a 18.7% decrease in yards invoiced and a 2.6% decrease in average invoice price. The apparel fabrics operation produced an operating loss of ($6.5) million for the thirteen weeks ended February 24, 2006 compared to an operating loss of ($2.9) million for the thirteen weeks ended February 25, 2005, largely due to the impact of the continued disruption caused by the clean up and restoration efforts, resulting reduction of fabric capacities and reduced fixed cost absorption with the decline in unit volume, as well as softening of domestic demand and increased energy costs.
     Yarn sales, including intra-company sales to the Company’s fabrics operations, decreased 4.1% to $42.4 million for the thirteen weeks ended February 24, 2006 from $44.2 million for the thirteen weeks ended February 25, 2005. Total pounds invoiced were nearly flat, increasing only 0.2%. Average invoice price decreased 4.0% as softness in market demand translated into lower consumption and more competitive selling prices within the overall yarn market. The yarns operation produced an operating loss of ($1.5) million for the thirteen weeks ended February 24, 2006 compared to an operating income of $4.5 million for the thirteen weeks ended February 25, 2005, primarily due to the decline in average invoice price, reduced unit volume and increases in energy and cotton costs.
     Other sales, which include sales of greige and coated fabrics, sales of an apparel sourcing operation and revenues from the Company’s trucking operation, increased 62.5% to $10.4 million for the thirteen weeks ended February 24, 2006 from $6.4 million for the thirteen weeks ended February 25, 2005. The increase in other sales was primarily attributable to increased sales in the developing apparel sourcing operation and recovery of coated fabric sales compared to the thirteen weeks ended February 25, 2005 when that operation was seriously impacted by the January 6, 2005 train derailment and chlorine spill. Operating income from other sales increased 175%, from $0.4 million for the thirteen weeks ended February 25, 2005 to $1.1 million for the thirteen weeks ended February 24, 2006, largely reflecting the improvement in sales.
     Inter-segment sales increased 87.0% to $34.6 million for the thirteen weeks ended February 24, 2006 from $18.5 million for the thirteen weeks ended February 25, 2005, reflecting the significant increase in consumption of internally produced yarns and greige fabrics following the Company’s recent restructuring of operations.
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
     In connection with these actions, the Company recorded facility restructuring charges of $4.8 million during the thirteen weeks ended November 25, 2005, including non-cash charges of approximately $4.5 million to write down the excess equipment created by the restructuring to estimated net realizable value and approximately $300,000 to accrue minor disposal and other non-operating costs. During the thirteen weeks ended February 24, 2006, the Company elected to retain certain items of equipment that had been reclassified to assets held for resale. In addition, the net book value of repair parts inventory included in the sale of excess equipment was written off. The net effect of these adjustments was a non-cash reduction of $500,000 to the facility restructuring charge. The facility restructuring and associated sale of excess equipment were completed during the thirteen weeks ended February 24, 2006 and no restructuring costs remained unpaid at February 24, 2006.
     In February 2006, the Company completed the execution of a cost reduction program to lower manufacturing overhead costs and selling and administrative expenses in line with the reduction of productive capacities and corresponding decline in net sales. The cost reduction efforts, consisting largely of staffing reductions, are expected to yield annual savings of approximately $8 million compared to fiscal 2005 amounts. Employee separation costs of approximately $150,000 remained unpaid at February 24, 2006 and are included in accrued expenses.
     Interest Expense, Net. Net interest expense was $4.1 million for the thirteen weeks ended February 24, 2006 compared to $3.8 million for the thirteen weeks ended February 25, 2005, generally reflecting the overall increase in market interest rates as well as the payment of amendment fees to CIT and GECC.
     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were $0.6 million for the thirteen weeks ended February 24, 2006 compared to $0.5 million for the thirteen weeks ended February 25, 2006, as a decline in the average amount of accounts receivable sold under the securitization facility was offset by the overall increase in market interest rates.
     Provision for (Benefit of) Income Taxes. An income tax benefit of ($6.9) million was recorded for the thirteen weeks ended February 24, 2006 compared to an income tax benefit of ($2.1) million for the thirteen weeks ended February 25, 2005, reflecting the increased net loss before income taxes for the thirteen weeks ended February 24, 2006.

Twenty-six Weeks Ended February 24, 2006 Compared to Twenty-six Weeks Ended February 25, 2005
     Net Sales. Net sales decreased 31.0% to $190.1 million for the twenty-six weeks ended February 24, 2006 from $275.4 million for the twenty-six weeks ended February 25, 2005. The decrease in net sales for the twenty-six weeks ended February 24, 2006 reflected the continued disruption of operations throughout the Company caused by the January 6, 2005 train derailment and chlorine spill and ongoing recovery and restoration efforts, and, in particular, the resulting reduction of productive capacities to accommodate full remediation of the Company’s manufacturing facilities. In addition, softening of markets for the Company’s products during the thirteen weeks ended November 25, 2005 as domestic demand was adversely affected by the impact of hurricanes and increased fuel costs continued into the twenty-six weeks ended February 24, 2006. Overall unit sales decreased 32.0% for the twenty-six weeks ended February 24, 2006 compared to the twenty-six weeks ended February 25, 2005. See further discussion under the captions “January 6, 2005 Train Derailment” and “Facility Restructuring” included under Part I, Item 2 of this Quarterly Report on Form 10-Q.
     The domestic textile industry continues to face difficult challenges, including significant growth in imported apparel, elimination of import quotas by the World Trade Organization effective December 31, 2004, uncertainties presented by the economic and political environment and imbalance of global supply and demand for textile and apparel products. In addition, manipulation of the Chinese yuan and currencies of other Asian countries relative to the U.S. dollar and other trade distorting practices employed by those countries create competitive advantages which continue to promote the importation of goods from those countries by U.S. retailers, exacerbating the already highly competitive market conditions. The Company expects these difficult conditions to continue into the foreseeable future.
     Recent actions by the U.S. government to extend quotas and impose safeguard relief on certain categories of imported garments from China may have a favorable impact on the Company’s business. Other pending legislation to impose tariffs on imports from China to offset China’s undervalued currency may provide additional relief, but there can be no assurance that any of these proposals will be implemented, and if so, in a timely manner.
     Operating Income (Loss). The Company produced an operating loss of ($28.7) million for the twenty-six weeks ended February 24, 2006 compared to an operating income of $2.1 million for the twenty-six weeks ended February 25, 2005. The decline in operating results reflected the significant reduction in unit sales for the Company’s apparel fabrics and yarns operations. Raw material costs per unit declined, reflecting reduced purchases of outside yarns and greige fabrics and increased consumption of internally produced yarns and greige fabrics following the rationalization of productive capacity and generally lower market prices of cotton, partially offset by significant increases in polyester prices as higher oil costs were passed along by polyester manufacturers under force majeure contract provisions. Conversion costs per unit increased dramatically due to higher energy costs, unfavorable unit cost absorptions and operating inefficiencies caused by the clean up and restoration of facilities damaged by the January 6, 2005 train derailment and chlorine spill. Operating results for the twenty-six weeks ended February 25, 2005 included a non-cash benefit of $1.0 million to adjust the carrying value of inventories to LIFO basis while no adjustment to the carrying value of inventories to LIFO basis was recorded for the twenty-six weeks ended February 24, 2006. Additionally, operating results of the twenty-six weeks ended February 24, 2006 included adjusted restructuring charges of $4.3 million as described below.
     Cost of goods sold, which includes all direct manufacturing costs, inbound freight charges, inspection and warehousing costs and internal transfer costs, decreased 23.3% to $186.7 million for the twenty-six weeks ended February 24, 2006 from $243.4 million for the twenty-six weeks ended February 25, 2005, primarily reflecting the significant reduction in unit volume and the decline in raw material costs with increased consumption of internally produced yarns and greige fabrics and corresponding decrease in outside purchases of yarns and greige fabrics as well as generally lower cotton costs. Additionally, cost of goods sold for the twenty-six weeks ended February 24, 2006 included an allowance of $3.5 million for clean up and restoration costs relating to the January 6, 2005 train derailment and chlorine spill which may not be recovered from the Company’s insurers. Furthermore, the Company’s actions to reduce direct manufacturing costs and manufacturing overhead following the recent restructuring of productive capacities began to take effect during the twenty-six weeks ended February 24, 2006 and are expected to be fully realized during the next two fiscal quarters. Cost of goods sold as a percentage of net sales increased to 98.2% for the twenty-six weeks ended February 24, 2006 from 88.4% for the twenty-six weeks ended February 25, 2005, reflecting the reduced volumes, unfavorable unit cost absorptions, operating inefficiencies and resulting higher operating costs caused by the January 6, 2005 train derailment and chlorine spill, and allowance for incident- related costs not recoverable from insurers.
     Selling and administrative expenses, which include compensation and benefits, office expenses, travel and entertainment expenses and computer expenses of all administration and support functions not directly related to the production of product, were $13.4 million for the twenty-six weeks ended February 24, 2006 compared to $12.8 million for the twenty-six weeks ended February 25, 2005. The increase in selling and administrative expenses for the thirteen weeks ended February 24, 2006 was due solely to the inclusion of $2.1 million of legal and consulting fees related to the January 6, 2005 train derailment and chlorine spill but not expected to be recovered from the Company’s insurers. Without the inclusion of these incident-related expenses, selling and administrative expenses declined by $1.5 million as the Company’s previous cost reduction efforts in addition to the actions initiated in February 2006 following the recent restructuring of operations favorably impacted the twenty-six weeks ended February 24, 2006. Selling and administrative expenses as a percentage of net sales were 7.1% for the twenty-six weeks ended February 24, 2006 versus 4.6% for the twenty-six weeks ended February 25, 2005, reflecting the impact of the decline in net sales and inclusion of incident related legal and consulting fees.
     Segment Performance. Apparel fabric sales decreased 26.5% to $155.0 million for the twenty-six weeks ended February 24, 2006 from $210.8 million for the twenty-six weeks ended February 25, 2005, reflecting a 23.3% decrease in yards invoiced and a 4.1% decrease in average invoice price. The apparel fabrics operation produced an operating loss of ($12.2) million for the twenty-six weeks ended February 24, 2006 compared to an operating loss of ($31,000) for the twenty-six weeks ended February 25, 2005, largely due to the impact of the continued disruption caused by the clean up and restoration efforts, resulting reduction of fabric capacities and reduced fixed cost absorption with the decline in unit volume, as well as softening of domestic demand and increased energy costs.
     Yarn sales, including intra-company sales to the Company’s fabric operations, decreased 19.9% to $73.0 million for the twenty-six weeks ended February 24, 2006 from $91.1 million for the twenty-six weeks ended February 25, 2005. Total pounds invoiced decreased 13.7% and average invoice price declined 7.2% as softness in market demand translated into lower consumption and more competitive selling prices within the overall yarn market. The yarns operation produced an operating loss of ($2.0) million for the twenty-six weeks ended February 24, 2006 compared to an operating income of $7.5 million for the twenty-six weeks ended February 25, 2005, primarily due to the decline in average invoice price, reduced unit volume and increases in energy costs.
     Other sales, which include sales of greige and coated fabrics, sales of an apparel sourcing operation and revenues from the Company’s trucking operation, increased 33.1% to $19.7 million for the twenty-six weeks ended February 24, 2006 from $14.8 million for the twenty-six weeks ended February 25, 2005. The increase in other sales was primarily attributable to increased sales in the developing apparel sourcing operation, partially offset by a reduction in greige and coated fabrics sales resulting from the plant disruptions associated with the January 6, 2005 train derailment and chlorine spill. Operating income from other sales increased 12.5%, from $1.6 million for the twenty-six weeks ended February 25, 2005 to $1.8 million for the twenty-six weeks ended February 24, 2006, largely reflecting the results of the apparel sourcing operation.
     Inter-segment sales increased 39.5% to $57.6 million for the twenty-six weeks ended February 24, 2006 from $41.3 million for the twenty-six weeks ended February 25, 2005, reflecting the significant increase in consumption of internally produced yarns and greige fabrics following the Company’s recent restructuring of operations.
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
     In connection with these actions, the Company recorded facility restructuring charges of $4.8 million during the thirteen weeks ended November 25, 2005, including non-cash charges of approximately $4.5 million to write down the excess equipment created by the restructuring to estimated net realizable value and approximately $300,000 to accrue minor disposal and other non-operating costs. During the thirteen weeks ended February 24, 2006, the Company elected to retain certain items of equipment that had been reclassified to assets held for resale. In addition, the net book value of repair parts inventory included in the sale of the excess equipment was written off. The net effect of these adjustments was a non-cash reduction of $500,000 to the original $4.8 million facility restructuring charge, yielding a revised facility restructuring charge of $4.3 million for the twenty-six weeks ended February 24, 2006. The facility restructuring and associated sale of excess equipment were completed during the twenty-six weeks ended February 24, 2006 and no amounts remained unpaid at February 24, 2006.
     In February 2006, the Company completed the execution of a cost reduction program to lower manufacturing overhead costs and selling and administrative expenses in line with the reduction in productive capacities and corresponding decline in net sales. The cost reduction efforts, consisting largely of staffing reductions, are expected to yield annual savings of approximately $8 million compared to fiscal 2005 amounts. Employee separation costs of approximately $150,000 remained unpaid at February 24, 2006 and are included in accrued expenses.
     Interest Expense, Net. Net interest expense was $7.9 million for the twenty-six weeks ended February 24, 2006 compared to $7.6 million for the twenty-six weeks ended February 25, 2005, generally reflecting the overall increase in market interest rates as well as payment of amendment fees to CIT and GECC.
     Discount and Expenses on Sale of Receivables. Discount and expenses on sales of receivables were flat at $1.1 million for both the twenty-six weeks ended February 24, 2006 and the twenty-six weeks ended February 25, 2005, as a decline in the average amount of accounts receivable sold under the securitization facility was offset by the overall increase in market interest rates.
     Provision for (Benefit of) Income Taxes. An income tax benefit of ($14.0) million was recorded for the twenty-six weeks ended February 24, 2006 compared to an income tax benefit of ($2.0) million for the twenty-six weeks ended February 25, 2005, reflecting the increased net loss before income taxes for the twenty-six weeks ended February 24, 2006.

LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $4.8 million for the twenty-six weeks ended February 24, 2006. Principal working capital changes included a $22.9 million decrease in accounts receivable, sales of $18.4 million of accounts receivable under the securitization facility, a $2.4 million increase in insurance claims receivable and a $13.2 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable primarily reflected the reduction in sales for the twenty-six weeks ended February 24, 2006 compared to the twenty-six weeks ended February 25, 2005. Sales of accounts receivable under the securitization facility reflected the Company’s funding of expenditures to clean up and restore the damages caused by the January 6, 2005 train derailment and chlorine spill, as well as the substantial operating costs and losses incurred as a result of the significant disruption to the Company’s operations, in advance of interim insurance payments. The increase in insurance claims receivable resulted from the incurrence of clean up and restoration expenditures of approximately $46.5 million and impairment losses on damaged equipment of approximately $0.9 million, less $45.0 million of interim payments received from the Company’s insurer during the twenty-six weeks ended February 24, 2006. The decrease in accounts payable and accrued expenses reflected the reduction in operations and decline in unit volume experienced during the twenty-six weeks ended February 24, 2006. Investing activities were predominantly equipment purchases and related costs of $8.1 million and proceeds of $2.6 million from the sale of excess equipment related to the recent facility restructuring and certain parcels of land not used in the business. Financing activities included repayment of $2.2 million of long-term debt.
     The Company’s capital expenditures, aggregating $8.1 million for the twenty-six weeks ended February 24, 2006, included $2.7 million of purchases to complete routine maintenance projects and $5.4 million to replace equipment damaged by the January 6, 2005 train derailment and chlorine spill. Management estimates that capital expenditures, excluding the replacement of damaged equipment, for the balance of fiscal 2006 will be approximately $4 million. The Company is unable to estimate at this time the amount of equipment damaged in connection with the January 6, 2005 train derailment and chlorine spill that will require replacement, but expects such expenditures to be funded by insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may have a material adverse effect on the Company’s financial condition and future results of operations.
     At February 24, 2006, the Company had no borrowings outstanding under its revolving line of credit, and $37.8 million of borrowing availability as determined using prescribed advance rates against qualified inventory collateral, less outstanding letters of credit. Additionally at February 24, 2006, the Company had $35.3 million of investments outstanding under the receivables securitization facility and $7.0 million outstanding on the Company’s equipment note. As discussed below, due to the impact of the Company’s reduced operating results and cash flows and the ongoing funding of the clean up and restoration expenditures related to the January 6, 2005 train derailment and chlorine spill, the Company amended these credit facilities to revise the terms of certain financial covenants and to increase availability under the revolving credit facility and the receivables securitization facility.
Receivables Securitization Facility
     On January 25, 2006, the Company and its wholly owned, special purpose subsidiary, Funding, executed an amendment to the receivables securitization facility with General Electric Capital Corporation (“GECC”) which increased availability under the facility by including as eligible receivables up to $8.5 million of foreign trade receivables covered by either approved credit insurance or acceptable letters of credit. This enhancement and other minor revisions increased the Company’s liquidity availability under the securitization facility by approximately $7.5 million as of the amendment date. Furthermore, the fixed charge coverage ratio and minimum cash flow covenants of the securitization facility were amended. In particular, the fixed charge coverage ratio (defined as the ratio of Adjusted EBITDA less capital expenditures, dividends, stock purchases and cash income taxes for the preceding four fiscal quarters to the sum of interest expense, discount and expenses on sales of receivables and current portion of long term debt for the same period) was reduced from 1.50 to 1.00. The minimum cash flow covenant (defined as Adjusted EBITDA for the preceding four fiscal quarters) was reduced to $35 million. In addition, the minimum liquidity availability (defined as the aggregate of the availability under the receivables securitization facility and the availability under the revolving credit facility) necessary for the Company to avoid application of the financial covenants was decreased from $20.0 million to $10.0 million through May 2007, provided that prior to such time the Company has not received insurance proceeds of at least $60 million in excess of expenditures actually paid by the Company in connection with the clean up and restoration resulting from the January 6, 2005 Norfolk Southern train derailment and chlorine spill (referred to herein as an “Insurance Event”). In the event of an Insurance Event and subsequent to May 31, 2007, the minimum liquidity availability necessary to avoid application of the financial covenants set forth in the receivables securitization facility will equal $20.0 million. Additionally, the Company requested that the maximum amount of the receivables securitization be reduced from $75 million to $50 million, reflecting the recent restructuring of the Company’s operations.

     At February 24, 2006, the aggregate excess liquidity availability under the revolving credit facility and the receivables securitization facility was approximately $38.7 million. While the Company would not have otherwise met the amended financial covenants described above, as aggregate excess liquidity availability exceeded $10 million, the amended financial covenants were not applicable at February 24, 2006.
     The receivables securitization facility is the Company’s only off-balance sheet financing arrangement. The Company generates funds through the sale of accounts receivable to its wholly owned, special purpose subsidiary, Avondale Funding, Inc. (“Funding”), whose sole business purpose is the ongoing acquisition and subsequent resale of certain undivided interests in trade accounts receivable generated by the Company. Funding retains no interest in the investment in the accounts receivable sold to GECC, and has not experienced any gains or losses on the sale of the investment in accounts receivable. The Company believes minimal counter party risk exists due to the financial strength of GECC.
Revolving Credit Facility
     On January 25, 2006, the Company executed an amendment to the revolving credit facility with GECC. Under the amendment to the revolving credit facility, the $10.0 million availability block was eliminated through May 31, 2007, or until the occurrence of an Insurance Event as defined above. In addition, the fixed charge coverage and minimum cash flow covenants as well as minimum liquidity availability governing application of these covenants was amended in the same manner as described above for the receivables securitization facility. An amendment fee of $50,000 was paid to GECC in connection with the amendments to the receivables securitization facility and the revolving credit facility.
Equipment Note
     On December 28, 2005, the Company executed an amendment to the fixed charge coverage ratio and minimum tangible net worth financial covenants contained in the equipment note held by The CIT Group (“CIT”). In particular, the fixed charge coverage ratio (defined as the ratio of Adjusted EBITDA less dividends for the preceding four fiscal quarters to the sum of consolidated interest expense, discount and expenses on sales of receivables and current portion of long term debt for the same period) was reduced from 1.50 to 1.25 for the first quarter of fiscal 2006, to 1.00 for the second, third and fourth quarters of fiscal 2006, and to 1.25 for the first quarter of fiscal 2007. In addition, the minimum tangible net worth covenant was reduced from $100 million to $85 million for the first quarter of fiscal 2006 and to $75 million for each quarter beginning with the second quarter of fiscal 2006 through the second quarter of fiscal 2007. An amendment fee of $30,000 was paid to CIT.
     As the Company did not expect to meet the amended fixed charge coverage ratio covenant of the equipment note as of the end of the second quarter of fiscal 2006, the Company initiated discussions in February 2006 with CIT. On April 6, 2006, CIT granted a waiver of the fixed charge coverage ratio covenant for the fiscal quarter ended February 24, 2006, as the Company did not achieve the required 1.0 ratio. The Company was in compliance with all other covenants of the equipment note. Discussions with CIT are continuing as to a more permanent amendment or restructuring of the equipment note and its covenants. However, at this time, the Company cannot be certain that further amendment or restructuring of the equipment note will be obtained on favorable terms, or at all. Failure to obtain such amendment or restructuring could result in future failure to comply with the covenants of the equipment note and could have a material adverse affect on the Company’s financial condition.
2013 Notes and 2012 Floating Rate Notes
     Covenants of the indenture under which the 2013 Notes were issued, and provisions of the senior floating rate notes due 2012, include, among other things, certain restrictive covenants applicable to incurrence of additional indebtedness, payment of dividends, retirement of capital stock or indebtedness, purchase of investments, sales or transfers of assets, certain consolidations or mergers and certain transactions with affiliates. In general, the amount of dividends and capital stock purchases may not exceed an amount equal to $20 million plus 50% of adjusted net income, or less 100% of adjusted net loss, all calculated on an accumulative basis subsequent to the date of the indenture. With the accumulative loss reported through the twenty-six weeks ended February 24, 2006, the covenants of the indenture prohibit payment of dividends and purchases of capital stock until such time as sufficient earnings are reported to eliminate the restriction. In addition, the Company is restricted from incurring additional indebtedness, other than specified categories of permitted debt, in the event that after giving pro forma effect to the additional indebtedness, the Company’s interest coverage ratio (defined as the ratio of Adjusted EBITDA for the preceding four fiscal quarters to consolidated interest expense for the same period) is less than 2.0. As the Company’s interest coverage ratio at February 24, 2006 was less than 2.0, the Company is generally prohibited from incurring additional indebtedness other than under its existing credit facilities until such interest coverage ratio is in excess of 2.0, which cannot occur prior to the end of the fiscal quarter ending May 26, 2006.

     Management believes that cash generated from operations, anticipated proceeds from insurance and third party claims relating to the January 6, 2005 train derailment, borrowings available under the revolving line of credit and proceeds from sales of trade receivables will be sufficient to meet the Company’s working capital and capital expenditure needs for the next twelve months. However, if the Company fails to meet the financial covenants contained in its credit facilities or the Company’s insurers and third parties fail or refuse to reimburse the Company for costs and losses incurred in connection with the January 6, 2005 Norfolk Southern train derailment and chlorine spill, the Company may not be able to meet its working capital and capital expenditure needs.

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
     The Company continues to assess the extent of losses caused by the January 6, 2005 train derailment and chlorine spill but at this time is unable to estimate the full amount of loss. The significant disruption to the Company’s business caused by the resulting equipment failures and ongoing recovery efforts adversely impacted the Company’s operating results for the twenty-six weeks ended February 24, 2006. The Company will continue to suffer losses caused by this incident in future periods.
     The Company maintains comprehensive insurance coverage for both property damage and business interruption to provide reimbursement of losses stemming from an incident of this nature and expects that all losses incurred will be recovered through insurance and third party claims. Any differences between amounts ultimately received from insurance and third parties and losses incurred by the Company may have a material adverse effect on the Company’s financial condition and future results of operations.
     In connection with the incident, the Company incurred payroll continuation costs of approximately $2.8 million, various clean up and restoration costs of approximately $52.2 million, and impairment losses of approximately $0.3 million recognized upon write-off of the net book value of damaged assets identified and replaced during fiscal 2005. Additional clean up and restoration costs of approximately $46.5 million and impairment losses of $0.9 million were incurred during the twenty-six weeks ended February 24, 2006. As part of the ongoing adjustment of its insurance claims, the Company received interim payments from its insurer totaling $50.0 million during fiscal 2005, and $45.0 million during the twenty-six weeks ended February 24, 2006. The Company recorded a net insurance claims receivable of $7.7 million at February 24, 2006, equal to the excess of these recoverable costs and losses over the interim insurance payments received. The insurance claims receivable does not include the costs of equipment purchased to replace damaged equipment. Such capital expenditures for replacement equipment amounted to approximately $2.6 million during fiscal 2005 and approximately $5.4 million during the twenty-six weeks ended February 24, 2006. As the Company’s insurance policy provides for the repair or replacement of damaged assets, the Company expects to recognize a gain equal to the excess of the amount of these purchases of replacement equipment over the amount of the impairment losses recorded on retirement of the respective damaged assets upon final settlement of the Company’s claim with the insurer.
     The insurance claims receivable does not include the substantial costs and losses incurred as a result of the significant disruption to the Company’s operations. The Company expects to recover these higher operating costs and lost profits under its business interruption insurance coverage and by third party claims. The Company has not recognized gains relating to recovery of the higher operating costs and lost profits, involuntary conversions of assets or recovery of other such losses since the incident, as such amounts are contingent upon final settlement with respective insurers and third parties. There can be no assurance that the Company will be able to recover the full amount of these costs and losses from its insurers and third parties. Any failure to fully recover the amount of these costs and losses from the Company’s insurers and third parties may have a material adverse affect on the Company’s financial condition and future results of operations.

     Other out-of-pocket costs incurred in connection with the incident but not specifically recoverable under the provisions of the Company’s insurance policies were expensed in the periods incurred. Such costs include legal fees related to the adjudication of the insurance claims as well as litigation noted below, certain consulting fees and policy deductibles. Additionally, the Company establishes an allowance against the insurance claims receivable for clean up and restoration costs which may not be recovered from its insurers. These costs plus the amount charged to the allowance amounted to approximately $5.6 million during the twenty-six weeks ended February 24, 2006.
     The Company expects to request additional interim payments from its insurer as the recovery progresses and additional costs are incurred. However, the Company must continue to provide funding of clean up and restoration costs and purchases of replacement equipment in advance of the interim insurance payments as well as funding of the substantial costs and losses incurred as a result of the significant disruption to the Company’s operations. If the Company experiences delays in collecting the existing insurance claims receivable or future amounts due from insurance claims, its financial condition and results of operations could be materially adversely affected and clean up, restoration and replacement efforts could be delayed. Additionally, the timing of full reimbursement of recoverable costs incurred by the Company depends, in part, upon decisions yet to be made by the insurers. The Company anticipates that resolution of certain claims will require arbitration.
     See discussion concerning a related lawsuit filed against Norfolk Southern in Part I, Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2005. Also, see further discussion of damage to manufacturing facilities and resulting rationalization of productive capacity under the caption “Facility Restructuring” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. These statements include, among others, statements regarding our business outlook, anticipated financial and operating results, strategies, contingencies, working capital requirements, expected sources of liquidity (including anticipated insurance and third party claims arising from the January 6, 2005 train derailment), a waiver or amendment to our equipment note, estimated amounts and timing of capital expenditures, estimated environmental compliance costs and other expenditures, and expected outcomes of litigation.
     Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding product demand, selling prices, raw material costs, timing and cost of capital expenditures, continued reimbursement from insurers for losses stemming from the January 6, 2005 train derailment and chlorine spill, cost of environmental compliance, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, all of the risks described under the heading “Risk Factors” in the Company’s Current Report on Form 8-K dated June 20, 2003 and the following:
•	cyclical and competitive nature of the textile industry;

•	pressures on selling prices due to competitive and economic conditions;

•	deterioration of relationships with, or loss of, significant customers;

•	strength of the U.S. dollar versus the currencies of other textile producing countries;

•	changes in trade policies, including textile quotas and tariffs, and the elimination of import quotas under the World Trade Organization effective December 31, 2004;

•	ability to identify and respond to fashion trends;

•	availability and pricing of cotton and other raw materials;

•	changes in government policies affecting raw material costs, including the impact of World Trade Organization rulings against the U.S. agricultural support programs;

•	availability and desirability of technological advancements;

•	retention of key management personnel;

•	continued availability of financial resources;

•	changes in environmental, health and safety regulations;

•	political or military responses to terrorist activities; and

•	our ability to recover claims from insurance and third parties related to the January 6, 2005 train derailment in amounts sufficient to compensate our losses and to timely reimburse our clean up, restoration and replacement expenditures without negatively impacting our liquidity; and

•	our ability to obtain requested waivers or amendments to our equipment note.
     You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

OTHER DATA — NON-GAAP FINANCIAL MEASURE
     The Company presents EBITDA and Adjusted EBITDA as management believes these measures to be widely accepted indicators of a company’s ability to service its indebtedness and are used by investors and analysts to evaluate companies within the textile and apparel industry. EBITDA is commonly defined as net income (loss) plus (a) interest expense, (b) provision for (benefit of) income taxes and (c) depreciation and amortization. Adjusted EBITDA, as defined by the Company, differs due to the further addition to net income (loss) of (a) discount and expenses on sales of receivables, (b) gain on extinguishment of debt, (c) restructuring non-cash charges and (d) adjustment of carrying value of inventories to LIFO basis. Adjusted EBITDA is also presented because it is a defined value used in the calculation of certain financial covenants, including an interest coverage ratio, a fixed charge coverage ratio and minimum Adjusted EBITDA, under the Company’s revolving credit facility, accounts receivable securitization facility, equipment note, senior floating rate notes due 2012 and senior subordinated notes due 2013 (the “Facilities”). The Company presents Adjusted EBITDA to facilitate verification, by its lenders and note holders, of the Company’s compliance with these financial covenants. If the Company is unable to comply with these financial covenants, incurrence of additional indebtedness may be limited and events of default may be triggered. Under the most restrictive of these financial covenants applicable to fiscal 2006, in the event that combined excess availability under the revolving credit facility and the receivables securitization facility falls below $10 million for a period of four consecutive weeks, the Company must maintain a fixed charge coverage ratio (defined as Adjusted EBITDA less the sum of capital expenditures, dividends, income tax payments and stock purchases for the preceding four fiscal quarters to the sum of interest expense, discount and expenses on sales of receivables and current portion of long term debt for the same period) of 1.00, and minimum adjusted EBITDA of $35 million for the preceding four fiscal quarters. See further discussion regarding the Facilities and respective covenants in Note 10 Subsequent Events of the Company’s condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and under the caption “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
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

     The following table reconciles Adjusted EBITDA on a consolidated basis to the line on the Company’s consolidated statement of operations entitled net loss for the periods presented in the table above:

	Twenty-six Weeks Ended
	Feb. 25,	Feb. 24,
	2005	2006
Net loss	$(3,310)	$(23,074)
Interest expense, net	7,589	7,869
Benefit of income taxes	(2,000)	(14,030)
Depreciation and amortization	17,593	14,768

EBITDA	19,872	(14,467)
Discount and expenses on sale of receivables	1,115	1,060
Gain on extinguishment of debt	(162)	—
Facility restructuring non-cash charges	—	4,002
Adjustment of carrying value of inventories to LIFO basis	(1,000)	—

Adjusted EBITDA	$19,825	$(9,405)

Net cash provided by operating activities	$4,251	$4,785

Net cash used in investing activities	$(2,758)	$(5,478)

Net cash used in financing activities	$(2,163)	$(2,163)

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
In separate actions initiated by private parties based on the public disclosure of an investigation by the U.S. Department of Justice, which was closed on October 11, 2005 without any action taken against the Company, the Company and various other defendants have been named in a consolidated class action complaint pending in the Middle District of North Carolina. The Company is also a defendant in a class action complaint filed in the Circuit Court of Shelby County, Tennessee. These complaints seek, under federal or state antitrust laws, various damages and injunctive relief related to the pricing and sale of open-end cotton yarns. On February 14, 2005, the Company, along with the other defendants named in the federal lawsuits, moved to dismiss the federal consolidated complaint based on arbitration agreements with certain of the named plaintiffs and moved to stay the federal court proceedings as to all plaintiffs. On November 9, 2005, the court denied the defendants’ motion and ordered the case to go forward. On December 7, 2005, the Company filed its notice of appeal to the Fourth Circuit Court of Appeals seeking to reverse the trial court’s order. On March 8, 2006, the Company filed its appeal brief with the Fourth Circuit Court of Appeals. Also, on January 24, 2005, the Company moved to dismiss the Tennessee state case for failure to state a claim; this motion is not fully briefed. The Company intends to vigorously defend these cases and believes it has a number of defenses available to it. While the outcome of these cases cannot be predicted with certainty, the Company does not believe that the resolution of these cases will have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A.    Risk Factors.
Not applicable.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.       Defaults Upon Senior Securities.
None
Item 4.      Submission of Matters to a Vote of Security Holders.
None
Item 5.       Other Information.
None

Item 6.      Exhibits.
3.1	Restated and Amended Articles of Incorporation of Avondale Incorporated (incorporated by reference to Exhibit 3.1 to Avondale Incorporated’s Registration Statement on Form S-4, filed June 7, 1996, File No. 333-05455-01).

3.3	Amended and Restated Bylaws of Avondale Incorporated, adopted as of January 17, 2000 (incorporated by reference to Exhibit 3.3 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended February 25, 2000, File No. 33-68412).

4.3	Indenture dated as of June 30, 2003 for the 10 1/4% Senior Subordinated Notes due 2013 among Avondale Incorporated, Avondale Mills, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Avondale Incorporated’s Registration Statement on Form S-4, filed August 29, 2003, File No. 333-108353-01).

4.10	Exchange Agreement, dated as of May 27, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., Gabriel Capital, L.P. and Ariel Fund Limited (incorporated by reference to Exhibit 4.10 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.11	Exchange Agreement, dated as of July 1, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Allstate Life Insurance Company, Allstate Insurance Company, Allstate Plans’ Master Trust and Allstate Investments, LLC (incorporated by reference to Exhibit 4.11 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.12	Exchange Agreement, dated as of July 30, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Cohanzick Management, L.L.C., as agent for Cohanzick Credit Opportunities Master Fund, Ltd., and Gabriel Capital, L.P. (incorporated by reference to Exhibit 4.12 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.13	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and 3V Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.13 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.14	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and Deutsche Asset Management Inc. and Deutsche Investment Management Americas, Inc. (incorporated by reference to Exhibit 4.14 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.15	Exchange Agreement, dated as of August 26, 2004, by and among Avondale Mills, Inc., Avondale Incorporated and T. Rowe Price Associates, Inc. (incorporated by reference to Exhibit 4.15 to Avondale Incorporated’s Current Report on Form 8-K, dated August 26, 2004, File No. 33-68412).

4.18	Form of Registration Rights Agreement among Avondale Mills, Inc., Avondale Incorporated and each of the holders from time to time of the Senior Floating Rate Notes due 2012 (incorporated by reference to Exhibit 4.18 to Avondale Incorporated’s Quarterly Report on Form 10-Q for the period ended November 26, 2004, File No. 33-68412).

10.1	Amendment No. 3 to Master Security Agreement, dated as of December 28, 2005, between Avondale Mills, Inc. and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.1 to Avondale Incorporated’s Current Report on Form 8-K, dated January 4, 2006, File No. 033-68412).

10.2	Amendment No. 5 to Receivables Purchase and Servicing Agreement, dated as of January 25, 2006, by and among Avondale Funding LLC, Avondale Mills, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to Avondale Incorporated’s Current Report on Form 8-K, dated January 25, 2006, File No. 033-68412).

10.3	Amendment No. 4 to Credit Agreement, dated as of January 25, 2005, by and among Avondale Mills, Inc., Avondale Mills Graniteville Fabrics, Inc., Avondale Incorporated and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to Avondale Incorporated’s Current Report on Form 8-K, dated January 25, 2006, File No. 033-68412).

31.1	Certificate of Chief Executive Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVONDALE INCORPORATED

By:	/S/ JACK R. ALTHERR, JR.
Jack R. Altherr, Jr.
Vice Chairman and Chief Financial Officer
Date: April 7, 2006